Form 10-Q
period 1993-12-31
DYNATECH CORP
filed 1994-02-09
CIK 30841

February 8, 1994









NASDAQ Dept. - Reports Section

1735 K Street, NW

Washington, DC  20006



RE:  Dynatech Corporation

        DYTC



Gentlemen:



We enclose for filing three complete copies, including exhibits, of Dynatech Corporation's Form 10-Q for the nine months ended December 31, 1993, including one manually signed copy, which was filed with the Securities and Exchange Commission on this date.



Please acknowledge receipt on the attached copy of this letter and return it to us in the envelope provided.



Very truly yours,









John C. Maag

Corporate Controller



Enclosures



cc:  RHH



JCM/jpc

JCM10Q

February 8, 1994







NASDAQ Dept. - Reports Section

1735 K Street, NW

Washington, DC  20006



RE:  Dynatech Corporation

        DYTC



Gentlemen:



We enclose for filing three complete copies, including exhibits, of Dynatech Corporation's Form 10-Q for the nine months ended December 31, 1993, including one manually signed copy, which was filed with the Securities and Exchange Commission on this date.



Please acknowledge receipt on the attached copy of this letter and return it to us in the envelope provided.



Very truly yours,









John C. Maag

Corporate Controller



Enclosures



cc:  RHH



JCM/jpc

JCM10Q



______________________________________

Received by                                               Date













February 8, 1994







OFICS Filer Support

SEC Operatons Center

6432 General Green Way

Alexandria, VA  22312-2413



RE:  Dynatech Corporation

        File No. 0-7438



Gentlemen:



We enclose a conformed paper copy of electronic filings of Dynatech Corporation's Form 10-Q for the nine months ended
December 31, 1993, pursuant to Rule 901(d) of Regulation S-T.



Very truly yours,









John C. Maag

Corporate Controller



Enclosures



cc:  RHH



JCM/jpc

JCM10Q