Form 10-K
period 1994-03-31
DYNATECH CORP
filed 1994-06-17
CIK 30841

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1994
                        Commission file number 0-7438

                             DYNATECH CORPORATION

            (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                04-2258582
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                         3 New England Executive Park
                    Burlington, Massachusetts 01803-5087
              (Address of principal executive offices)(Zip code)

     Registrant's telephone number, including area code:  (617) 272-6100

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.20 per share
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
 days.  Yes X   No   .
           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At May 13, 1994 the aggregate market value of the Common Stock of the registrant held by non-affiliates was $149,487,642.

At May 13, 1994 there were 9,297,009 shares of Common Stock of the registrant outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1994 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                    PART I

Item 1.  BUSINESS

        Incorporated in Massachusetts in 1959, Dynatech Corporation (the "Company") has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. Production facilities are located in sixteen states and two Western European countries.

        As part of an ongoing management process of reviewing the contribution of our businesses to strategic Corporate plans, the Company adopted a formal plan which included a series of streamlining and restructuring actions and discontinuance of certain nonstrategic business units. These actions resulted in pretax charges of approximately $50 million recorded in the fourth quarter ended March 31, 1994. Specific reference is made to the information contained on the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.

        These actions take the form of separating businesses into two business segments: Information Support Products and Diversified Instrumentation. These areas are described below.

INFORMATION SUPPORT PRODUCTS

        The Information Support Products segment is focused on the support of voice, data and video communications, with related product categories of Transmission products, Generation products, and Presentation products.

Transmission Products

        Telecommunications Techniques Corporation supplies innovative test and measurement instruments used in the development, installation, and maintenance of sophisticated telecommunications networks. The Telecom Test Division manufactures a wide range of portable instruments and permanently located systems which include the T-BERD(TM), CENTEST(TM) and FIBERSCAN(TM) product lines. The CEPT Telecom Division, manufactures the INTERCEPTOR product line of test instruments used primarily to support transmission standards specific to certain international telecommunications networks. The Network Services Group manufactures portable multi-function instruments, including the FIREBERD product line of multi-functional digital communications analyzers.

        The T-BERD product line was developed for testing needs related to the T-Carrier, or North American digital telecommunications standard. This line of portable test instruments contains a wide range of products designated by three numbering series: 100,200 and 300. The 100 series primarily consists of handheld, battery operated instruments utilized by local and long distance telephone company personnel to isolate and locate problems in the field. The newly introduced T-BERD 107A has captured significant market share by incorporating many features useful to technicians in a light weight package.

        The 200 series products are used by personnel in the central offices of the network services provider, closest to the end customer, often referred to as the "digital loop" and provide more sophistication and a broader scope of measurements than the 100 series. This broadened feature set allows central office personnel the flexibility as to the number and types of measurements available, as well as the capability to automate these measurements over time. The newly introduced, Distributed Test Manager software (DTM), allows T-BERD poducts to be remotely controlled from a network management center thereby enabling enhanced coverage of multiple points in the network.

        The 300 series is designed for the highest speed testing requirements. These products enable the central office or long distance carrier technician to pinpoint problems with networks typically running at speeds between 45 Mb/sec and 622 Mb/sec. The new T-BERD 310 SONET options enable the monitoring and testing of SONET (Synchronous Optical Network) technology now being widely deployed by network service providers.

        The CENTEST product line consists of a family of rack-mounted systems for use in the central office environment to test high speed communication circuits remotely. The new CENTEST 650 allows monitoring and testing of DS3 signals for ongoing maintenance, so that network trouble spots can be quickly identified and maintenance resources efficiently directed from a centralized location.

        The FIBERSCAN product line consists of an innovative, modular, portable fiber optic test instrument which allows both central office and field technicians to isolate fiber optic cable breaks and measure degradation caused by aging connectors and related components. The instrument is based on a modular concept, consisting of a flexible hardware and software platform and multiple "modules" that enable the user to customize the instrument to individual needs. The instrument includes an Optical Time Domain Reflectometer used to locate cable breaks and damage, an Optical Power Meter used to determine the signal levels on optical fibers, and a stable optical source.

        The INTERCEPTOR(TM) products serve the international telecommunications industry by providing portable digital testing capability for transmission systems that operate in accordance with the CCITT standards. The INTERCEPTOR 1402 operates within a wide range of data rates.

        The FIREBERD series of multi-function communications analyzers typically test at the physical and logical levels of network organization, and operate at rates between 50 b/sec and 52 Mb/sec. FIREBERD instruments perform as many as 60 simultaneous performance and error measurements on a wide range of network transmission media equipment. The FIREBERD 4000 and 6000 are portable instruments, built around a modular architecture accomodating a wide range of interfaces and speeds. The new FIREBERD 500 Internetwork Analyzer bridges the gap between LANS (Local Area Networks) and WANS (Wide Area Networks) by providing the capability to simultaneously monitor and test network traffic as it passes from LAN to WAN and back to the LAN. Dramatic growth in the LAN marketplace has placed increasing burdens on the WANs that connect them, along with an associated increase in reliance on the reliability of the overall network.

        Data communications products provide users of information networks with the management tools to ensure reliable network operation and products to condition the data for transmission via private or public networks. The Company's equipment is designed primarily to manage data transmission and communication networks in a computer environment.

        Packet switching, a communications protocol which breaks up data into "packets" for efficient transmission over private or public data networks, has become a cost-effective means for companies to transmit data over long distances. Frame relay, a high-speed bandwidth on demand type of packet switching, is being used to connect geographically dispersed local area networks. Dynatech's CPX product family of high performance packet switching equipment offer internetworking solutions that support frame relay and/or X.25 at T1 and E1 data rates and is being used to integrate multiple protocols by large multinational companies building high speed global networks. These products include the CPX 216FR, which provides multiprotocol (X.25, asynchronous, and synchronous) access to Frame Relay or X.25 networks; the CPX 802x which allows dial in/out LAN access while concurrently supporting LAN bridging/routing for the IP and IPX protocols; and the CPX FastBank which integrates circuit switching (T1/E1) and packet switching and saves on expenditures for recurring line charges and equipment costs.

        Dynatech Communications products are designed to assist managers in maintaining and optimizing diverse, heterogeneous data communications networks. Historically, the functions include cable management, circuit performance measurement, disaster recovery, and remote WAN diagnosis. These functions are accomplished with a variety of tools which include basic digital patch panels to electronic matrix switches.

        Growth in local area networks has brought an increasingly complex task of managing end-user system response times and overall network availability. With distributed file servers and peer-to-peer networking requirements, the need for cost effective management of remote servers from a centralized management point has skyrocketed. The Enterprise Access System (EAS) is a remotely controlled switching product designed to manage the interconnection of remote analyzers to various network interfaces. With EAS and the associated DN-190 control system, an organization can utilize the talents of highly trained technicians at any communications site within reach of a telephone connection. Fault testing, including very critical protocol-level monitoring, can be performed without the need for dispatch of personnel to perform valid end-to-end circuit analysis. Switching capabilities onboard EAS allow managers to spare faulty ports or even substitute entire communication devices using simple point and click commands from the DN-190 terminal. Networking options from DN-190 to remote EAS sites include dial-up (async), X.25, and Frame Relay. The EAS hardware platform is designed for management of very high speed data rates across multiple vendor platforms and multiple interfaces including RS-449, RS-530, Token Ring, Ethernet, RS-232, X.21, V.35, T1/E1 and ISDN, and can be adapted to a mix of technology and vendor hardware.

        Dynatech Tactical Communications is a manufacturer of audio accessories for two-way handheld radios primarily for the government technical surveillance/security market, as well as miniature audio/video and telemetry transmitters for covert surveillance and intelligence operations.

        Unex Corporation manufactures lightweight modular telephone headsets under its PROTOCOL(TM), PROSET(TM) and ProBridge(TM) product lines.

        Dynatech Wireless Technologies, Inc. manufactures electronic devices used to enhance productivity in fast food restaurants. Its Integra wireless communication system provides wireless communication between the menu board and the order taken. Other applications include Voice Call, a two-way portable radio system to improve communications between nurses and other healthcare employees.

        Trontech, Inc. specializes in the manufacture of RF and microwave amplifiers used by military contractors and communications equipment suppliers. Trontech has targeted its low-noise amplifier technology toward products used by major manufacturers of cellular base stations and high power amplifiers used in digital cellular radio base stations.

        Dynatech Spectrum, Inc. manufactures wireless video transmitters receivers sold primarily to the personal security market.

        Industrial Computer Source, Inc. (ICS) is a worldwide supplier of ruggedized personal computers and plug-in input and output boards for industrial and scientific applications. ICS designs its products to operate in adverse environments and to withstand excessive vibration, noise, temperature, dust and moisture.

Generation Products

        Dynatech designs and sells products and systems worldwide through its two business units, Distribution Products and Production Products and its two product companies, Dynatech NewStar and DaVinci Systems, Inc., to television and radio stations, video production facilities, cable television, and corporate and industrial users of video equipment.

        Distribution Products center on technologies used mainly by television broadcast organizations and incorporate the product lines of Utah Scientific, Alpha Image and Digistore. Utah Scientific manufactures routing switchers, and machine control and master control systems for managing the flow of information within a television station. Alpha Image Ltd. is a United Kingdom manufacturer of digital routers, and protocol conversion video products. Digistore, an electronically digital commercial playback system, is used to acquire, store and play back commercials in a fully automated manner.

        Production Products focus on post-production systems and technologies which incorporates the product lines of ColorGraphics, Quanta, Cable Products, Alpha Image's digital production switcher, and Editing Machines Corporation. ColorGraphics Systems manufactures high end computer graphics systems used to create images for broadcasting, production studios, and corporate users of graphics and special effects systems. Products include D/P Animator, a digital paint and animation system used to create electronic graphics and animations, and D/P MAX(TM), a digital editing and layering system which takes multiple video recordings and merges various segments to produce a new video. The D/P MAX capabilities were used to help create the Diet Coke advertisements, interacting with film of well known stars of the past. The DP/Mosiac digital disk recorder permits storage and recall of digital images on a real-time basis.

        Quanta Corporation manufactures video character and graphics generators for displaying alphanumeric titles in a variety of fonts for broadcast and nonbroadcast applications. Its high-end character generators, DELTA(TM) and ORION(TM), combine the ability to create high-quality text on a video screen in hundreds of different font styles with the ability to produce softly shaded, intricate backgrounds and video painting. Quanta's systems also can be configured to display many foreign languages, including Chinese, Japanese, and Arabic. Quanta systems provided all of the host broadcaster on-air graphics at the 1994 Winter Olympics.

        Dynatech Cable Products Group addresses specific opportunities in the cable TV market. The "All Channel Message System", permits emergency alert information to be broadcast over any combination of cable channels automatically. Currently, Dynatech is shipping a local storage, switching and control system for commercial and program insertion to StarNet, a unit of the Lenfest Group. StarNet will enable cable operators to download and insert national, regional, and local commercials and cross-channel promotion into cable programming, and to automate the scheduling and billing of these insertions.

        Editing Machines Corporation, acquired in January 1994, manufactures non-linear editors for broadcast and post production based on standard computer platforms.

        DaVinci Systems, Inc. produces the Renaissance 8:8:8 digital color correction system which is used to tint, enhance, and color-match television commercials. It is sold to the postproduction and teleproduction market and to commercial production facilities.

        Dynatech NewStar produces a software-driven client/server PC networked system used to computerize radio and television newsrooms, including the control of robotic cameras. NEWSTAR allows writers to access newswire material, write and edit late-breaking news on dedicated terminals and then transmit the stories directly to the broadcast studio. NewStar's real-time election results system, LEADER, automatically counts and displays votes to television viewers. This instant-update product was used during the last presidential election at stations throughout the country, and handled hundreds of local and national races simultaneously.

Presentation Products

        Presentation products aid the user in the display of video and graphic images in a form that is useful and accessible.

        Parallax Graphics offers products which combine full-color live video using real-time digital video compression with computer graphics and text for such applications as product training, display of financial market information, geographic display, and information systems. Its primary product, XVideo, is a live video windowing system for SUN Microsystems and Hewlett Packard Series 700 workstations.

        V.I. Corporation supplies its DataViews software to developers to create custom graphics for displaying real time data. Applications for this software include manufacturing process control and communications network analysis. For instance, V.I.'s products have been used to create interfaces to monitor manufacturing robots in China.

DIVERSIFIED INSTRUMENTATION

        The Diversified Instrumentation segment consists of Dynatech's remaining electronics and software businesses which include selected businesses in the Diversified Products group offered for sale as they do not fit our long term strategy.

Medical and Diagnostic Products

        Medical and diagnostic products consist of laboratory, radiotherapy planning and test and measurement products.

        Dynatech Laboratories, Inc. (DLI) is a producer of Microtiter(R) technology products for the diagnostic marketplace. DLI manufactures and sells laboratory diagnostic equipment and supplies for research and clinical testing in the fields of immunology, microbiology, serology, and cancer research. DLI's instruments are designed around a microplate format and employ enzyme-linked immunosorbent assay (ELISA) techniques for testing antigens and antibodies in blood serum and other body fluids. These techniques use enzymes, chemiluminescent or fluorescing reagents as labels that give off color or light at the completion of tests. Results can be read and recorded by the Company's sensitive reading instruments.

        DIAS(TM) (Dynatech Immuno - Assay System) modular microplate "walk-away" system, which was recently introduced, is a fully configured system that combines several elements, including a reader, multi-reagent dispenser, multi-reagent washer, diluter/dispenser, and random access plate incubators. DIAS incorporates process quantitative analysis and is sold to the research lab market (universities and pharmaceutical companies) and the clinical laboratory market.

        Additionally, DLI makes and sells disposable plastic laboratory ware for handling and transporting test specimens, including items specifically treated to absorb or covalently bind proteins.

        Computerized Medical Systems (CMS) markets software products used in conjunction with radiation therapy treatment of oncology patients. CMS's newest product, FOCUS(TM), a three dimensional (3-D) radiation therapy treatment planning system (RTP), allows oncologists and medical physicists to develop a treatment plan which delivers the maximum radiation dose to the tumor while minimizing radiation dose to surrounding healthy tissue. CMS continues to offer its two dimensional (2-D) RTP product during the market transition to the 3-D RTP.

        Dynatech Nevada, Inc. supplies the hospital market with sophisticated instruments for checking the electrical safety and performance of instruments such as defibrillators. It also markets patient simulators. These instruments produce simulated patient outputs which are fed into patient monitoring devices such as an electrocardiography (ECG) machine to determine whether or not the equipment is functioning properly. A product to test non-invasive blood pressure monitors, CuffLink, allows the selection of preprogrammed blood pressures to simulate a human response to the monitor without using live subjects. In addition to simulation capabilities, the CuffLink provides diagnostic functions which can be used by a hospital biomedical technician or product manufacturer as a test measurement and quality assurance device.

        ComCoTec, Inc., a manufacturer of software solutions for the pharmacy industry, has developed the RxCLAIM On-Line Transaction Processing System, an on-line prescription claims adjudication system. The third-party prescription claims industry is growing rapidly as prescription drug plans become an increasingly important part of an employee benefit program. The driving force behind the administration of all health benefits is cost containment, and with the RxCLAIM System, ComCoTec can efficiently process millions of prescriptions for third-party payors. Its newest product, RX SERVER(TM), offers central control over pharmacies via point-of-service checks including eligibility checking and drug utilization review.

Diversified Products

        Asinc, Incorporated pioneered and leads the world market for passenger cabin video information systems. Its flagship product, AIRSHOW(R), displays position defining maps, airport terminal charts and in-flight information.

        XKD Corporation, d.b.a. Display Solutions, manufactures monitors for aircraft and other training simulators as well as high-resolution and high-speed industrial applications.

        Piiceon, Inc. is a leading supplier of after-market computer products for SUN Microsystems, Compaq, Alpha Micro Systems and IBM computer users.

        Dynatech Microwave Technology is an industry leader of electromechanical coaxial switches used in microwave transmission.

        Qualimetrics, Inc. of Sacramento, California is a leading supplier of atmospheric monitoring instrumentation.

        Lightning Location & Protection, Inc. (LLP) is a manufacturer of thunderstorm sensors and lightning tracking systems and is the exclusive operator of the National Lightning Detection Network (NLDN), which allow electric utilities and other industries impacted by severe weather to track lightning strike activity. In October 1993 Atmospheric Research Systems Inc.
(ARSI), a competing technology manufacturer was acquired, to supplement product offerings.

        Dynatech Precision Sampling Corporation manufactures a comprehensive line of state-of-the-art, fully automated systems for use in the analysis of volatile organic contaminates in drinking water, wastewater and soils.

        LEA Dynatech, Inc. produces surge protection and line conditioning products for commercial applications. These products prevent damage to electronic equipment due to electrical surge and RF noise problems.

        Innovative Electronics, Inc. manufactures software that provides protocol conversion between a point-of-sale terminal and the mainframe computer, allowing the exchange of information such as in-store data processing, record keeping, and automated credit card verification.

        Digital Technology, Inc. (DTI) provides analysis and simulation instruments which focuses on emulation tools which support the MIL-STD-1553 and the ARINC 429 local area networks (LAN) used in today's military and commercial aircraft, respectively.

DISCONTINUED OPERATIONS

        The Corporation adopted a formal plan to discontinue certain nonstrategic business units and to sell these operations during fiscal 1995. These operations include Micro Processor Systems, Inc. which was sold in April 1994, and Whistler Corporation a manufacturer of police radar detectors and auto security systems.

CUSTOMERS AND MARKETING

        Dynatech markets its products to a diverse range of customers.

        Transmission products are sold to telephone companies, cable television operators, interexchange carriers, foreign telecommunications administrations and Fortune 1000 private network users. The Company employs its own sales engineering force for direct sale and has representative agreements with a number of agents and distributors in the United States, Europe and Asia.

        Customers for generation products and presentation products include large industrial companies, computer manufacturers, government agencies, radio and television stations, and other businesses which need to transmit and/or process information in either digital or analog mode.

        Customers for the Company's medical diagnostic and treatment planning products include pharmaceutical companies, research laboratories, hospitals and clinical laboratories. The Company also has OEM agreements with several reagent manufacturers to supply instruments tailored to their test systems for resale to the clinical laboratory market, and has distribution arrangements with general and specialized distributors and sales agents of laboratory equipment and supplies. Automatic sampling systems are sold mainly to chromatograph manufacturers for integration into their instruments.

COMPETITION

        In the field of transmission products, the Company believes it is one of the leading suppliers. In generation products, the Company believes it is one of the largest suppliers of computerized graphics equipment to the television industry, and is one of the leaders in newsroom automation and broadcast switching products. The Company believes that the design and quality of its products permit it to compete effectively in these markets. The Company has a small share of the video character generator and specialty computer markets.
The Company has a number of competitors in the presentation products area. Principal competitors are smaller specialized companies. Competitors in the medical products markets include diagnostic instruments firms as well as smaller, specialized manufacturers. The Company believes it holds a relatively favorable position with respect to the relevant competitive factors in each of these markets.

MAJOR CUSTOMER

        The Company's sales of goods and services to various agencies of the United States federal government were approximately $24,123,000, $25,273,000 and $20,808,000 in fiscal years ended 1994, 1993 , and 1992, respectively. No single customer accounted for more than 10% of sales in any of the three years.

DIVESTMENTS

        In July 1993, the Company sold the business operations of Sensors, Inc. and Dynatech Electro Optics Corp. In December 1993 the Company sold certain assets of Threshold Corporation. In March 1994 the Company sold the Weather Cental product line of Colorgraphics, Inc. These divestments did not have a material effect on operating results or financial position of the Company.

INTERNATIONAL

        The Company maintains twenty four marketing subsidiaries or branches in major countries in Western Europe and Asia and has distribution agreements in many other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from the United States directly to foreign customers) were approximately 35%, 37%, and 36% of consolidated net sales in fiscal years 1994, 1993, and 1992, respectively. The Company maintains production facilities in England and the Channel Islands which manufacture information support products and medical instrumentation.

        The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and identifiable assets by geographic area is found in the 1994 Annual Report which is incorporated herein by reference.

PRODUCT DEVELOPMENT

        As the technologies in the Company's markets are continually changing, the Company's success depends on its ability to develop new products and improve existing ones. Each business entity within the Company maintains its own product development group. On a segment basis, product development expense in the years ended March 31, 1994, 1993, and 1992 were as follows: Information Support Products $37,619,000, $33,623,000 and $30,441,000, respectively;
Diversified Instrumentation $16,169,000, $17,486,000, $17,489,000, respectively.

        Major new products developed during the 1994 fiscal year include:
T-BERD 310 SONET testing option for our communications analyzer, T-BERD 107A and CENTEST 650 test instruments for the telecommunications market; video boards for Hewlett Packard Series 700 workstations; FOCUS, a 3-D radiation therapy planning system for the oncological market; DIAS modular microplate system for the clinical laboratory market and AIRSHOW 400, a passenger cabin video information system.

BACKLOG

        The Company's backlog of orders believed to be firm at March 31, 1994 and 1993 were $93,981,000 and $91,578,000, respectively. All but $11,905,000 of backlog at March 31, 1994 is expected to be delivered within the fiscal year ended March 1995. On a segment basis, backlog at March 31, 1994 and 1993 was as follows: Information Support Products $51,894,000 and $49,023,000, respectively; Diversified Instrumentation $42,087,000 and $42,555,000, respectively.

EMPLOYEES

        The Company employs approximately 3,200 people of which approximately 350 employees are with businesses that are classified as discontinued operations. Employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located. The Company considers its labor relations to be excellent.

PATENTS AND TRADEMARKS

        The Company generally seeks patent protection for inventions and improvements to its products. It holds numerous United States and foreign patents and patent applications covering many products. While the Company considers its patent position important, it believes its technical marketing and manufacturing capabilities are of greater competitive significance.

        Dyna-Test, Dyna-Net, Fireberd, T-Berd, Dynabus, NewStar, ArtStar, Microtiter, Microelisa, Airshow, Whistler and Spectrum are among registered trademarks which the Company considers valuable assets.

        Dynatech is a registered service mark in the United States and a registered trade or service mark (issued or applied for) in most other major industrialized countries of the world.

SUPPLIERS

        Materials and components used in the Company's products are normally available stock items or can be obtained to Company specifications from more than one potential supplier. The Company's plasticware is molded by subcontractors using molds owned by the Company.

        Many components and assemblies included in the Company's radar detectors and components of other products are purchased in Asia under volume contracts.

ENVIRONMENTAL FACTORS

        Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions the Company does not foresee that it will have, a material adverse effect on capital expenditures, earnings or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT


        The executive officers of the Corporation are as follows:

                                                                                  Officer
Name                          Current Position                           Age       Since
- - - ----                          ----------------                           ---      -------
Warren M. Rohsenow            Honorary Chairman of the                   73        1959
                              Board of Directors

J. P. Barger                  Chairman of the Board of Directors         67        1959

John F. Reno                  President, and Chief Executive Officer     55        1979

Robert H. Hertz               Treasurer and Chief Financial Officer,     51        1980
                              Clerk

Jack Shirman                  Group Vice President                       59        1991
                              Venture Group

John R. Peeler                Division Vice President                    39        1992
                              Communications Test

John R. South                 Division Vice President                    53        1993
                              Medical and Diagnostics

Roger C. Cady                 Corporate Vice President                   55        1993
                              Business Development

John A. Mixon                 Corporate Vice President                   48        1989
                              Human Resources

James R. Turner               Corporate Vice President                   65        1960

John C. Maag                  Corporate Controller                       44        1987

Nancy J. Jenkins              Assistant Secretary                        48        1990

Edward T. O'Dell              Secretary, Assistant Clerk,                58        1975
                              attorney whose professional
                              corporation is a partner of Goodwin,
                              Procter & Hoar, general counsel to
                              the Company


        Officers are elected annually by the Board of Directors at its meeting following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been elected at any other Director's meeting. There are no arrangements or understandings between any of the Directors or Officers and any other person regarding election as a Director or Officer of the Company.

        Each of the Company's officers has served in various capacities with the Company for more than five years, except Messrs. South, Cady and Mixon.

        Mr. South joined the Company in July 1990. From 1987 to 1990 he was a Vice President for SmithKline Beecham Clinical Laboratories, a provider of laboratory testing services.

        Mr. Cady joined the Company in March 1993. From 1986 to 1993 he was President and founder of Arcadia Consulting, a management consulting firm which assisted high technology companies.

        Mr. Mixon joined the Company in July 1989. From 1987 to 1989 he was Vice President-Human Resources for Interturbine Corporation, which serves industrial/aerospace markets.


        Item 2. PROPERTIES The Company's policy is generally to lease real property for its manufacturing and sales operations. It does however, own three buildings used for manufacturing.

                                  Segment Areas                             Square              Lease
Location                          Utilizing Facilities                       Feet            Termination
- - - --------                          --------------------                      ------           -----------
Owned Facilities:
- - - -----------------
Carson City, Nevada               Diversified Instrumentation                22,000
Sacramento, California            Diversified Instrumentation                50,000
Baton Rouge, Louisiana            Diversified Instrumentation                13,000

Leased Facilities:
- - - ------------------
Burlington, Massachusetts         Headquarters                               22,200              1998
Germantown, Maryland              Information Support Products              136,000              1998
Germantown, Maryland              Information Support Products               30,000              2003
Woodbridge, Virginia              Information Support Products               60,000              1997
Newington, Virginia               Information Support Products               60,000              1997
San Diego, California             Information Support Products               43,500              1994
Salt Lake City, Utah              Information Support Products               41,700              1998
Guernsey, Channel Islands         Information Support Products               40,000              2002
                                  and Diversified Instrumentation
Madison, Wisconsin                Information Support Products               26,700              1995
Hudson, New Hampshire             Information Support Products               25,400              1996
Northampton, Massachusetts        Information Support Products               22,600              1994
Salt Lake City, Utah              Information Support Products               19,800              1995
St. Quentin En Yvelines, France   Information Support Products               19,100              1996
Los Gatos, California             Information Support Products               18,000              1996
Chelmsford, Massachusetts         Information Support Products               15,000              1994
Chantilly, Virginia               Diversified Instrumentation                50,500              1996
Calabasas, California             Diversified Instrumentation                25,000              1997
Tustin, California                Diversified Instrumentation                24,900              1999
Maryland Heights, Missouri        Diversified Instrumentation                21,000              1994
San Jose, California              Diversified Instrumentation                19,200              1995



LEASED FACILITIES (continued):
- - - ------------------------------

                                  Segment Areas                             Square              Lease
Location                          Utilizing Facilities                       Feet            Termination
- - - --------                          --------------------                      ------           -----------
Tampa, Florida                    Diversified Instrumentation                18,900              1995
Pomona, California                Diversified Instrumentation                17,500              1996
Tucson, Arizona                   Diversified Instrumentation                18,200              1997
Dayton, Ohio                      Diversified Instrumentation                16,700              1994
Lombard, Illinois                 Diversified Instrumentation                16,100              1998


        The Company has other leases for manufacturing space, but in each case the total footage is under 15,000 square feet.

        The Company also leases several sales and service offices in the United States, Western Europe, Japan, and Hong Kong. In addition the Company leases 77,400 square feet for a discontinued operation. It considers its facilities adequate and suitable for its foreseeable needs and believes that similar facilities will continue to be available at comparable prices after adjusting for inflation. The Company owns a substantial portion of the machines, tools and equipment required for its operations and considers this property to be in good condition. The Company also leases equipment and machines on terms which allow the Company the flexibility it desires related to such machinery and equipment.

Item 3. LEGAL PROCEEDINGS

        The Company is party to several pending legal proceedings and claims. None of which, in the opinion of management or counsel primarily responsible for such matters, is considered to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

         (a) The Company's common stock is traded in the over-the-counter NASDAQ National Market System. The quarterly range of high and low prices for the past two years as reported by the National Association of Security Dealers National Market System and published in The Wall Street Journal may be found in the Company's 1994 Annual Report which is incorporated herein by reference.

         (b) There were approximately 1,130 common stockholders of record as of May 13, 1994.

         (c) The Company has never paid a cash dividend on its common stock and does not intend to make such a payment in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

        Reference is made to information contained in the section entitled "Five-Year Summary" in the Company's 1994 Annual Report, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reference is made to the information contained in the section in the Company's 1994 Annual Report, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Company's consolidated financial statements and notes thereto in the Company's 1994 Annual Report together with the Report of Independent Accountants dated May 23, 1994, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1994 pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1994 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1994 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the

Company's fiscal year ended March 31, 1994 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules

        The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statements Schedules are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1994.

(c) Exhibits

Exhibit No.
- - - -----------
     (3)      Articles of Organization and By-Laws -

              (1) The Registrant's Restated Articles of Organization, as
                  amended, and By-Laws, as amended, were filed as Exhibit 3 to Form 10-K for the year ended March 31, 1992, and are incorporated herein by reference.

              (2) Shareholder Rights Agreement, dated as of February 16, 1989, between Dynatech Corporation and The First National Bank of Boston, as Rights Agent, was filed as an Exhibit to a Current Report on Form 8-K filed on February 27, 1990, and is incorporated herein by reference.

              (3) Shareholder Rights Agreement, as amended and restated as of
                  March 12, 1990, was filed as an Exhibit to a Current Report on Form 8-K filed on April 11, 1990, and is incorporated herein by reference.

     (4)      Instruments defining the rights of security holders -

              (1) Multicurrency Revolving Credit and Term Loan Agreement, as
                  amended, dated December 22, 1992 between Dynatech and The First National Bank of Boston and others is incorporated by reference to Exhibit 4(a) on Form 10-Q for the quarter ended December 31, 1992.

Exhibit No.
- - - -----------
              (2) Note Agreement dated as of December 15, 1990 between Dynatech and Nationwide Life Insurance Company is incorporated by reference to Exhibit 4(b) on Form 10-Q for the quarter ended December 31, 1990.

    (10) Material Contracts -

              (1) 1982 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10(2) to Form 10-K for the year ended March 31, 1990.

              (2) Form of Special Termination Agreement between Dynatech
                  Corporation and each of Messrs. Barger, Reno and Hertz incorporated by reference to Exhibit 10(5) to Form 10-K for the year ended March 31, 1990.

              (3) Form of Special Termination Agreement between Dynatech
                  Corporation and each of its other Executive Officers incorporated by reference to Exhibit 10(6) to Form 10-K for the year ended March 31, 1990.

              (4) 1992 Stock Option Plan incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended June 30, 1992.

              (5) Letter Agreement dated March 24, 1993 by and between JP
                  Barger and Dynatech Corporation incorporated by reference to
                  Exhibit 10(5) to Form 10-K of the year ended March 31, 1993.

    (13) Dynatech Corporation 1994 Annual Report to Stockholders which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities Exchange Commission and is not deemed to be filed.

    (21) Subsidiaries of the Registrant.

    (23) Consent of Independent Accountants.

(d) Schedules

The schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DYNATECH CORPORATION
                                           -------------------------------------

June 16, 1994                              By:      /S/ ROBERT H. HERTZ
                                           -------------------------------------
                                                        Robert H. Hertz
                                           Treasurer and Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ WARREN M. ROHSENOW          Honorary Chairman of the Board,         June 16, 1994
- - - -------------------------       Director
    Warren M. Rohsenow

/S/ J. P. BARGER                Chairman of the Board, Director         June 16, 1994
- - - -------------------------
    J. P. Barger

/S/ JOHN F. RENO                President, Director                     June 16, 1994
- - - -------------------------
    John F. Reno

/S/ JOHN C. MAAG                Controller                              June 16, 1994
- - - -------------------------
    John C. Maag

/S/ THEODORE COHN               Director                                June 16, 1994
- - - -------------------------
    Theodore Cohn

/S/ O. GENE GABBARD             Director                                June 16, 1994
- - - -------------------------
    O. Gene Gabbard

/S/ JAMES B. HANGSTEFER         Director                                June 16, 1994
- - - -------------------------
    James B. Hangstefer

/S/ WARREN A. LAW               Director                                June 16, 1994
- - - -------------------------
    Warren A. Law

/S/ RICHARD K. LOCHRIDGE        Director                                June 16, 1994
- - - -------------------------
    Richard K. Lochridge

/S/ PAULA STERN                 Director                                June 16, 1994
- - - -------------------------
    Paula Stern
