Form 10-Q
period 1994-06-30
DYNATECH CORP
filed 1994-08-03
CIK 30841

<Body Text>U.S. SECURITIES AND EXCHANGE COMMISSION

<Body Text>Washington, D.C.  20549

<Body Text>

<Body Text>Form 10-Q

<Body Text>

<Body Text>X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

<Body Text>THE SECURITIES EXCHANGE ACT OF 1934

<Body Text>

<Body Text>For the quarterly period ended June 30, 1994

<Body Text>

<Body Text>Commission file number 0-7438

<Body Text>

<Body Text>

<Body Text> DYNATECH CORPORATION

<Body Text>(Exact name of registrant as specified in its charter)

<Body Text>

<Body Text>

<Body Text>MASSACHUSETTS							04-2258582

<Body Text>(State or other jurisdiction of   		  (I.R.S. Employer

<Body Text>incorporation or organization) 	 Identification
Number)

<Body Text>

<Body Text>3 New England Executive Park

<Body Text>Burlington, Massachusetts  01803-5087

<Body Text>(Address of principal executive offices)(Zip code)

<Body Text>

<Body Text>Registrant's telephone number, including area code:
(617) 272-6100

<Body Text>

<Body Text>

<Body Text>

<Body Text>Indicate by check mark whether the registrant: (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

<Body Text>

<Body Text>

<Body Text>At July 15, 1994 there were 9,057,649 shares of
common stock of the registrant outstanding.PART I.  Financial
Information

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>Item 1.  Financial Statements

<Body Text>

<Body Text>DYNATECH CORPORATION

<Body Text>CONSOLIDATED STATEMENTS OF INCOME

<Body Text>(In thousands except per share data)

<Body Text>(Unaudited)

<Body Text>								Three Months Ended

<Body Text>							          June 30

<Body Text> 							   1994  		   1993

<Body Text>

<Body Text>Sales 						$117,772		$117,749

<Body Text>Cost of sales				       56,724		  54,573

<Body Text>Gross profit 					  61,048 		  63,176

<Body Text>Selling, general and

<Body Text> administrative expense 			  39,134		  40,543

<Body Text>Product development expense 		  12,796		  13,464

<Body Text>Amortization of intangibles		   2,048		   2,746

<Body Text>Operating income 				   7,070 		   6,423

<Body Text>Interest expense 				  (1,157) 	    (568)

<Body Text>Interest income 					236 	 		257

<Body Text>Other income 						279			 27

<Body Text>Income from continuing operations

<Body Text>  before income taxes 			   6,428 	 	   6,139

<Body Text>Provision for income taxes 		   2,768 	 	   2,687

<Body Text>Net income from continuing

<Body Text>	operations 				   3,660 	 	   3,452

<Body Text>Income from discontinued

<Body Text>  operations, net of income

<Body Text>  taxes of $105 in fiscal 1993	     --- 		     101

<Body Text>Net income 					$  3,660 		$  3,553

<Body Text>

<Body Text>Income per common share

<Body Text>   Continuing operations		 	$    .39 		$    .37

<Body Text>   Discontinued operations	 	     --- 		     .01

<Body Text>							$    .39 		$    .38

<Body Text>

<Body Text>Weighted average number

<Body Text>  of common shares 				   9,298 	 	   9,269

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>See notes to condensed consolidated financial
statements.DYNATECH CORPORATION

<Body Text>CONSOLIDATED CONDENSED BALANCE SHEETS

<Body Text>(In thousands)

<Body Text>								June 30	March 31

<Body Text>								 1994 	  1994

<Body Text>ASSETS 						   (Unaudited)

<Body Text>

<Body Text>Current assets:

<Body Text>	Cash and cash equivalents   	   $ 21,803    $  23,101

<Body Text>	Accounts receivable, net 		76,539	  73,090

<Body Text>	Inventories:

<Body Text>		Raw materials 				28,992	  26,923

<Body Text>		Work in process 			13,144 	  14,091

<Body Text>		Finished goods 			20,007 	  20,671

<Body Text>								62,143 	  61,685

<Body Text>	Other current assets 			25,398 	  26,683

<Body Text>	Net current assets of

<Body Text>	  discontinued operations 		 9,446 	  10,805

<Body Text>		Total current assets	    195,329 	 195,364

<Body Text>Property and equipment, net 			38,414 	  39,253

<Body Text>Intangible assets, net 				34,990 	  37,238

<Body Text>Other assets 						 9,624 	   8,698

<Body Text>						  	   $278,357 	$280,553

<Body Text>LIABILITIES

<Body Text>

<Body Text>Current liabilities:

<Body Text>   Notes payable and current

<Body Text>     portion of long-term debt	   $  3,000	$  2,911

<Body Text>   Accounts payable 				17,789 	  20,234

<Body Text>   Streamlining & restructuring accrual 33,457
35,276

<Body Text>   Other accrued expenses 			41,887 	  45,283

<Body Text>   Accrued income taxes 				 1,339	     650

<Body Text>	    Total current liabilities 	97,472	 104,354

<Body Text>Long-term debt 					33,004	  33,006

<Body Text>Deferred income taxes 				   448		550

<Body Text>

<Body Text>SHAREHOLDERS' EQUITY

<Body Text>

<Body Text>Common stock						 2,477	   2,477

<Body Text>Additional paid-in capital 			 9,396	   9,414

<Body Text>Retained earnings 				    189,617	 185,957

<Body Text>Cumulative foreign currency adjustments	   334
(757)

<Body Text>Treasury stock 				    (54,391)	 (54,448)

<Body Text>	Total shareholders' equity	    147,433	 142,643

<Body Text>							   $278,357	$280,553

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>See notes to condensed consolidated financial
statements.DYNATECH CORPORATIONCONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS

<Body Text>(In thousands)

<Body Text>(Unaudited)

<Body Text>

<Body Text>

<Body Text>								Three Months Ended

<Body Text>								      June 30

<Body Text>								  1994	    1993

<Body Text>Operating activities:

<Body Text>	Net income from continuing

<Body Text>	  operations					$ 3,660	 $ 3,452

<Body Text>	Adjustments for noncash

<Body Text>	  items included in net income:

<Body Text>		Depreciation 				  3,617	   3,355

<Body Text>		Amortization of intangibles	  2,048 	   2,747

<Body Text>		Increase in deferred taxes 	  1,930		164

<Body Text>		Other				 		68 		740

<Body Text>	Change in operating assets and

<Body Text>	  liabilities, net of effects of

<Body Text>	  business acquisitions and

<Body Text>	  divestitures			 		(10,801)    (8,476)

<Body Text>	Net cash flows provided by

<Body Text>	  continuing operations 			    522	   1,982

<Body Text>	Net cash flows provided by

<Body Text>	  discontinued operations 		 (3,121)      (289)

<Body Text>								 (2,599)	   1,693

<Body Text>Investing activities:

<Body Text>	Purchases of property and equipment (3,115)	  (4,009)

<Body Text>	Disposals of property and equipment    127		 69

<Body Text>	Proceeds from sale of businesses	  3,010		---

<Body Text>	Other 						    495	   1,975

<Body Text>	Net cash flows used in investing

<Body Text>	  activities					    517	  (1,965)

<Body Text>

<Body Text>Financing activities:

<Body Text>	Debt borrowings 					71		---

<Body Text>	Repayment of debt 				   (138)	  (2,861)

<Body Text>	Proceeds from exercise of stock

<Body Text>	  options 					    102		666

<Body Text>	Purchases of treasury stock		    (63)       ---

<Body Text>	Net cash flows used in financing

<Body Text>	  activities					    (28)	  (2,195)

<Body Text>Effect of exchange rate on cash 		    812	    (154)

<Body Text>Decrease in cash and cash equivalents 	 (1,298)
(2,621)

<Body Text>Cash and cash equivalents at beginning

<Body Text>  of year 						 23,101	  24,350

<Body Text>Cash and cash equivalents at end of

<Body Text>  period							$21,803	 $21,729

<Body Text>

<Body Text>Supplemental data:

<Body Text>	Cash paid during the period

<Body Text>	  for interest 				$ 2,097	 $ 1,538

<Body Text>	Cash paid during the period for

<Body Text>	  income taxes 			$   785		 $ 1,303

<Body Text>	Tax benefit of disqualifying

<Body Text>	  dispositions of stock options   ---		 $   314

<Body Text>

<Body Text>

<Body Text>See notes to condensed consolidated financial
statements.

<Body Text>

<Body Text>NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

<Body Text>

<Body Text>A.	Condensed Consolidated Financial Statements

<Body Text>In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1994, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1994 and 1993 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. The aforementioned financial statements have been subject to a review by Coopers & Lybrand, the Company's independent accountants, whose report is included as page 7 to this filing. Coopers & Lybrand did not propose any adjustments or additional disclosures as a result of their review.

<Body Text>

<Body Text>Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of March 31, 1994.

<Body Text>

<Body Text>B. Divestments

<Body Text>During the quarter, the Corporation sold Micro
Processor Systems, Inc., which has been classified as a discontinued operation, and two other businesses for approximately $3.1 million in cash and long-term promissory notes approximating $3.3 million.

<Body Text>

<Body Text>On July 1, 1994 the Corporation sold the operating net assets of Whistler Corporation, which has been classified as a discontinued operation, for $11.1 million in cash, completing
Dynatech's exit from the automotive products market.

<Body Text>

<Body Text>The effects of these transactions are not material to the consolidated financial statements.

<Body Text>

<Body Text>C.  Treasury Stock

<Body Text>In June 1994 the Board of Directors authorized a
repurchase of up to $30 million of Dynatech common stock on the open market and in private transactions. At June 30, 1994 the Corporation had repurchased 3,000 shares at a cost of $62,850. From July 1, 1994 through July 15, 1994 an additional 242,000 shares were repurchased for approximately $5.2 million. All of the acquired shares are held as common stock in treasury.

<Body Text>

<Body Text>Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

<Body Text>

<Body Text>Results of Operations

<Body Text>Consolidated sales for the three months ended June
30, 1994 were $117,772,000 compared to  $117,749,000 in the
prior year's first quarter. Information Support Products segment sales rose 3.4% for the three months ended in fiscal 1994 reflecting growth for Transmission products. Sales in the Diversified Instrumentation segment increased 1.4% from base business growth compared to the prior year quarter reflecting a 24% increase of sales of medical and diagnostic products offset partially by a 13% reduction of expansion memory boards. The sale of four businesses in this segment resulted in an overall decline of 6.6%. Backlog from continuing operations was $94.0 million at both June 30, 1994 and March 31, 1994.

<Body Text>Consolidated gross profit was 51.8% for the current quarter compared to 53.7% in the prior year quarter. The decrease in rate was primarily driven by higher production costs for new product introductions and price sensitivity in video graphics generation markets. Information Support Products gross margin declined to 55.1% compared to 57.6% in the prior year quarter while Diversified Instrumentation gross margin was 45.8% in each period. Selling, general and administrative expenses were lower in dollars and as a percent of sales from the prior year first quarter resulting in part from the streamlining actions announced in the fourth quarter of fiscal 1994. Product development expense was 10.9% of consolidated sales for the current quarter compared to 11.4% in the first quarter of the prior year. The reduction was attributed primarily to the nonstrategic businesses in the Diversified Instrumentation segment. Amortization of intangibles, of which $1.0 million in the first quarter of fiscal 1995 and $1.3 million in the first quarter of the prior year related to product technology and was excluded from cost of sales, declined due to business divestments and discontinuance of product lines. Interest expense from continuing and discontinued operations declined in the current quarter to $1,490,000 as compared with $1,538,000 in the prior year as a result of repayment of loan debt from operating cash flow. Interest income declined due to lower investment rates. The effective tax rate declined to approximately 43% for the current quarter compared to 43.8% in the prior year quarter resulting from lower nondeductible amortization changes.

<Body Text>

<Body Text>Income from continuing operations increased 6% to
$3,660,000, or $.39 per share, for the current quarter from $3,452,000, or $.37 per share, for the first quarter of the prior year, reflecting lower product development and amortization costs offset partially by lower gross margins. Earnings for the quarter were aided by two factors: shipments of high-margin software related to the roll out of a three dimensional radiation therapy planning system, and the licensing of certain technology rights.

<Body Text>

<Body Text>Estimated savings from implementing the streamlining and restructuring actions were $1.6 million in the first quarter of fiscal 1995 which included $.7 million in reduced amortization charges resulting from intangible asset revaluations. Employee headcount from continuing operations has declined 6% since the implementation of the streamlining plan and is on schedule toward a 10% reduction in work force upon completion of announced restructurings and divestitures. In addition, the consumer automotive business units which employed approximately 10% of the work force have been sold.

<Body Text>

<Body Text>While the Company believes that the outlook for the second quarter of fiscal 1995 is good, no assurance can be given that operating results for the quarter will meet those of the second quarter of fiscal 1994 which produced net income from continuing operations of $.35 per share. Operating results for the second quarter of fiscal 1995 will depend upon, among other things, the incoming order rate during the quarter for the Company's various businesses, product mix, and the continued successful implementation of the Company's reorganization plan. While the European economy continues to recover, European business activity is normally slower in the second quarter than during other parts of the fiscal year.

<Body Text>

<Body Text>Capital Resources and Liquidity

<Body Text>The Company's funded debt was reduced to 19.6% of total capital at June 30, 1994, an improvement from the year-end level of 20.1% at March 31, 1994, the lowest level in eight years. The working capital ratio improved to 2.0 to 1 at June 30, 1994 from 1.9 to 1 at March 31, 1994. Cash outlays for the streamlining and restructuring actions approximated $1.2 million in the first quarter. Dynatech believes it has sufficient resources to finance its cash requirements over the next year including the necessary streamlining and restructuring actions and treasury stock repurchases.

<Body Text>

<Body Text>Item 6.  (a)  Exhibits

<Body Text>	    Exhibit 15(1)  Reort of Independent Accountants

<Body Text>

<Body Text>	    Exhibit 15(2)  SEC Awareness Letter

<Body Text>

<Body Text>PART II.  OTHER INFORMATION

<Body Text>

<Body Text>Item 6.  Reports on Form 8-K

<Body Text>

<Body Text>(a)  Exhibit 4.  Fourth Amendment to Multicurrency
Revolving Credit and Term Loan Agreement dated March 31, 1994 between Dynatech and The First National Bank of Boston, ABN AMRO
Bank N.V. and Mellon Bank N.A. is filed herewith.

<Body Text>

<Body Text>(b)  No current reports on Form 8-K were filed by the
Registrant during the quarter ended June 30, 1994.

<Body Text>

<Body Text>

<Body Text>

<Body Text>SIGNATURES

<Body Text>

<Body Text>

<Body Text>Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

<Body Text>

<Body Text>

<Body Text>

<Body Text>					     DYNATECH CORPORATION

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>Date  August 3, 1994     /S/   Robert H. Hertz

<Body Text> 					      Robert H. Hertz

<Body Text>					      Chief Financial Officer

<Body Text>						 and Treasurer

<Body Text>

<Body Text>

<Body Text>Date  August 3, 1994     /S/   John C. Maag

<Body Text>					      John C. Maag

<Body Text>					      Corporate Controller

<Body Text>

<Body Text>

<Body Text>REPORT OF INDEPENDENT ACCOUNTANTS

<Body Text>

<Body Text>

<Body Text>

<Body Text>To the Audit Committee of

<Body Text>The Board of Directors of

<Body Text>Dynatech Corporation:

<Body Text>

<Body Text>We have made a review of the unaudited condensed
consolidated balance sheet of Dynatech Corporation as of June 30, 1994, and the related consolidated statements of income and cash flows for the three month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

<Body Text>

<Body Text>A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

<Body Text>

<Body Text>Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>

<Body Text>COOPERS & LYBRAND

<Body Text>Boston, Massachusetts

<Body Text>July 21, 1994

<Body Text>