Form 10-Q/A
period 1994-09-30
DYNATECH CORP
filed 1995-01-05
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



Form 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1994



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

272-6100





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.



At October 14, 1994 there were 8,728,278 shares of common stock of the registrant outstanding.

PART I.  Financial Information

Item I.  Financial Statements



DYNATECH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)



                       Three Months Ended   Six Months Ended

		September 30       September 30



	      1994 	1993	1994	   1993



Sales	$121,377	$111,359	$239,149	$229,109

Cost of sales	57,574	52,460	114,298	107,034

Gross profit 	63,803	58,899	124,851	122,075

Selling, general and

  administrative

  expense	39,294	37,381	78,428	77,924

Product development

  expense	12,647	13,100 	25,443  	26,564

Amortization of

  intangibles	2,316	2,571	4,364	5,317

Operating income 	9,546	5,847	16,616	 12,270

Interest expense	(1,249)	(830)	(2,406)	(1,398)

Interest income 	358	  173	594	430

Other income	242	93	521	120

Income from continuing

  operations before

  income taxes	8,897	5,283 	15,325	11,422

Provision for income

  taxes	3,813	1,993	6,581	4,680

Income from continuing

  operations 	5,084	3,290	8,744	6,742

Income (loss) from dis-

  continued operations,

  net of income taxes	---	(23)	---	78

Net income    	$5,084	$3,267	$8,744	$6,820



Income per common share

  Continuing operations	$.57	$.35	$.96	$.73

  Discontinued operations	     ---          ---         ---	.01

	$.57	$.35	$.96	$.73



Weighted average number

  of common shares	8,889	9,289	9,092	9,279



See notes to condensed consolidated financial statements.

DYNATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

			September 30 	March 31

			1994	1994

			(Unaudited)

ASSETS



Current assets:

 Cash and cash equivalents 			$ 29,905 	$ 23,101

 Accounts receivable, net 			75,661 	73,090

 Inventories:

   Raw materials 			26,464	     26,923

   Work in process			14,623	14,091

   Finished goods			20,175	20,671

		    	61,262	61,685

  Other current assets 	 		25,830	26,683

  Net current assets of discontinued

   operations 			--- 	10,805

      Total current assets 			192,658	195,364

Property and equipment, net			37,825	39,253

Intangible assets, net 			32,674	37,238

Other assets 	          	  	8,708
8,698				$271,865	$280,553

LIABILITIES



Current liabilities:

  Notes payable and current portion of

    long-term debt			$  3,036	$  2,911

  Accounts payable 		 	18,705	     20,234

  Streamlining and restructuring accrual		28,116	35,276

  Other accrued expenses                   	44,646	45,283

  Accrued income taxes			3,666	650

	Total current liabilities		98,169	104,354

Long-term debt			32,002	33,006

Deferred income taxes			346	550



SHAREHOLDERS' EQUITY



Common stock			2,477	2,477

Additional paid-in capital			9,388  	 9,414

Retained earnings 	 	 	194,701	185,957

Cumulative foreign currency adjustments		1,568	(757)

Treasury stock			(66,786) 	   (54,448)

    Total shareholders' equity 		141,348	142,643

			$271,865	$280,553



See notes to condensed consolidated financial statements.

DYNATECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

                                                Six  Months Ended

		          	September 30
			1994	1993



Operating activities:

  Net income from continuing operations		$8,744	$6,742

  Adjustments for noncash items included

   in net income:

    Depreciation			7,124	6,612

    Amortization of intangibles		4,364	5,318

    Increase in deferred taxes		3,010	133

    Other			83	1,455

  Change in operating assets and liabilities,

   net of effects 	of purchase acquisitions

   and divestitures			(10,544)	(13,022)

	 Net cash flows provided by continuing

  operations 			12,781	7,238

 Net cash flows provided by (used in)

  discontinued operations			(3,250)	4,195

	      		9,531	   11,433

Investing activities: 		                		 	  Purchases of
property and equipment		(7,123)	(8,377)

  Disposals of property and equipment		246	197

  Proceeds from sale of businesses		14,271	2,476

  Other 			1,315	2,264

	  Net cash flows from (used in) investing

   activities 			8,709	(3,440)



Financing activities:

  Debt borrowings			116	---

  Repayment of debt			(1,161)	(12,927)

  	Proceeds from exercise of stock options	169	741

  Purchases of treasury stock 		(12,533)	---

	 Net cash flows used in financing

  activities			(13,409)	(12,186)

Effect of exchange rate on cash		1,973	(2,155)

Increase (decrease) in cash and cash

  equivalents			6,804	(6,348)

Cash and cash equivalents at beginning

 of year			23,101	24,350

Cash and cash equivalents at end of period	$29,905	$18,002



Supplemental data:

 Cash paid during the period for interest 	$2,507	$ 2,956

 Cash paid during the period for income

  taxes 			$2,020	$ 8,013

 Tax benefit of disqualifying dispositions

  of stock options 			$  ---	 $   348



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.	Condensed Consolidated Financial Statements



In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1994, and the unaudited consolidated statements of income and unaudited

consolidated condensed statements of cash flows for the interim periods ended September 30, 1994 and 1993 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. The aforementioned financial statements have been subject to a review by the Company's independent accountants, whose report is included as page 9 to this filing The accountants did not propose any adjustments or additional disclosures as a result of their review.



Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of March 31, 1994.



B.   Divestments

During the first half of fiscal 1995, the Corporation sold Whistler Corporation and Micro Processor Systems, Inc., which have been classified as discontinued operations, for approximately $14 million in cash and long-term promissory notes approximating $3.1 million. Five other businesses were sold in the second quarter for approximately $0.3 million in cash and long-term promissory notes approximating $0.7 million.



The effects of these transactions are not material to the

consolidated financial statements.



C.   Treasury Stock

In June 1994 the Board of Directors authorized a repurchase of up to $30 million of Dynatech common stock on the open market and in private transactions. At September 30, 1994 the Corporation had repurchased 594,522 shares at a cost of $12.5 million. All of the acquired shares are held as common stock in treasury.

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations



Results of Operations

Consolidated sales for the six months ended September 30, 1994 increased 4.4% to $239,149,000 from $229,109,000 for the comparable period in the prior year. Information Support Products segment sales rose 8.6% for the six months ended in fiscal 1995 reflecting a 10.3% growth for Transmission products.
 Sales in the Diversified Instrumentation segment increased 7.6% from ongoing businesses for the comparable period in the prior year which excludes nonstrategic businesses sold or to be divested. This increase was a reslt of a 22.8% increase for aircraft video information systems and a 17.4% increase of sales of medical and diagnostic products offset partially by a 50.3% decline for commercial and military avionics data bus applications. The sale of six businesses in this segment during fiscal 1994 and 1995 coupled with sales declines in businesses held for sale resulted in an overall decrease of 4%.



Consolidated gross profit for the current quarter and six months was 52.6% and 52.2% of sales, respectively, compared to 52.9% and 53.3% for each of the respective prior year periods. Information Support Products gross margin declined to 55.1% compared to 57.5% in the first half of the prior year due primarily to higher production costs for new product introductions and price sensitivity in video graphics generation markets. Diversified Instrumentation gross margin improved to 45.6% compared to 44.9% in the first half of the prior year resulting from greater sales of software products. Selling, general and administrative expenses were lower as a percent of sales for the second quarter and first half periods from the comparative prior year periods resulting in part from the streamlining actions announced in the fourth quarter of fiscal 1994. Product development expense was 10.6% of sales for the current half year compared to 11.6% in the first half of the prior year. The reduction was attributed primarily to the nonstrategic businesses in the Diversified Instrumentation segment. Amortization of intangibles, of which $2.3 million in the first half of fiscal 1995 and $2.6 million in the first half of the prior year related to product technology and was excluded from cost of sales, declined due to business divestments and discontinuance of product lines. Interest expense from continuing and discontinued operations declined for the current half year to $2,739,000 as compared with $2,974,000 in the prior year as a result of repayment of loan debt from operating cash flow. Interest income increased due to higher investment rates and earnings on notes acquired in divestment activities. The effective tax rate was 42.9% for the current first half compared to 41.0% in the prior year. The lower tax rate in the prior year reflects the cumulative effect of $315,000 on the net deferred tax assets resulting from the Budget Reconciliation Act of August 1993.

Income from continuing operations for the second quarter

increased 55% to $5,084,000, or $.57 per share, from $3,290,000, or $.35 per share, for the second quarter of the prior year, reflecting a 14.1% increase in sales of Information Support Products, a 10.5% rise in Diversified Instrumentation sales excluding nonstrategic businesses sold or to be divested, along with lower product development expenses and amortization costs. Backlog from ongoing operations was $82.9 million at September 30, 1994 compared with $80.2 million at March 31, 1994.



Estimated savings from implementing the streamlining and

restructuring actions were $5.1 million in the first half of fiscal 1995 which included $1.4 million in reduced amortization charges resulting from intangible asset revaluations. Employee headcount from continuing operations has declined 7% since the implementation of the streamlining plan and is on schedule toward a 10% reduction in work force upon completion of announced restructurings and divestitures. In addition, the consumer automotive business units which employed approximately 10% of the work force have been sold. Sales and operating income of nonstrategic businesses divested or held for sale included in continuing operations were $30,077,000 and $11,000, respectively, for the first half of fiscal 1995.



While the Company believes that the outlook for the third

quarter of fiscal 1995 is good, no assurance can be given that operating results for the quarter will meet those of the recently successful second quarter, however, third quarter earnings levels should easily exceed the disappointing third quarter results of $.14 of the prior year. Operating results for the third quarter of fiscal 1995 will depend upon, among other things, the incoming order rate during the quarter for the Company's various businesses, product mix, and the continued successful implementation of the Company's reorganization plan.



Capital Resources and Liquidity

The Company's funded debt was reduced to 19.9% of total capital at September 30, 1994, an improvement from the year-end level of 20.1% at March 31, 1994, the lowest level in eight years. In addition, working capital improved $3.5 million from March 31, 1994 levels. Cash outlays for the streamlining and restructuring actions approximated $3.8 million in the first half of fiscal 1995. Dynatech believes it has sufficient resources to finance its cash requirements over the next year including the necessary streamlining and restructuring actions and treasury stock repurchases.

PART I.  OTHER INFORMATION



Item 6.  (a)  Exhibits

    Exhibit 15(1) Report of Independent Accountants



    Exhibit 15(2) SEC Awareness Letter



PART II.  OTHER INFORMATION



Item 4.  Results of votes of security holders



The Annual Meeting of Stockholders was held on July 26, 1994 in
Burlington, Massachusetts.  A class of three Directors as

nominated by management to serve for a three-year term were

elected at the meeting. At such meeting 7,364,560 shares were entitled to vote and a plurality of the votes cast were needed for election. The table below discloses the vote with respect to each nominee for office.



Management Nominees		In Favor

John F. Reno 		4,705,981

Theodore Cohn		4,448,829

Warren A. Law		4,448,829





Dissident Shareholder

Nominees

Gary Seigler 		2,781,508

Peter Collery		2,781,508

Curtis MacNguyen 		2,522,718





The terms of O. Gene Gabbard, Richard K. Lochridge and Paula

Stern expire at the annual meeting in 1995 and the terms of

Warren M. Rohsenow and James B. Hangstefer expire in 1996.  In
August 1994 J.P. Barger resigned from the Board of Directors.



The results of the voting of the following additional items were as follows:



A. To approve the 1994 Stock Option and Incentive Plan (as forth in the Board's Proxy Statement).



B. To approve the SC Fundamental Proposal to retain an investment banking firm to conduct a sale or to implement a major restructuring (as set forth in the SC Fundamental Proxy
Statement).

				Broker

	For	Against	Abstain	Non Vote

Stock Option and

  Incentive Plan 	3,882,557 	3,409,019 	72,984



SC Fundamental

 Proposal 	2,528,149 	4,630,344 	66,091	139,976





Item 6.  Reports on Form 8-K

  (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1994.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





		DYNATECH CORPORATION





Date  November 3, 1994 		/S/Robert H. Hertz
               		Robert H. Hertz

		    Chief Financial Officer 				    and Treasurer





Date  November 3, 1994	         /S/John C. Maag


      	                            John C. Maag

      		    Corporate Controller