Form 10-Q
period 1994-12-31
DYNATECH CORP
filed 1995-02-03
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  OF

THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended December 31, 1994



Commission file number 0-7438





DYNATECH CORPORATION

(Exact name of registrant as specified in its charter)





MASSACHUSETTS							      04-2258582

(State or other jurisdiction of			(I.R.S. Employer

incorporation or organization)		Identification Number)



3 New England Executive Park

Burlington, Massachusetts  01803-5087

(Address of principal executive offices)(Zip code)



Registrant's telephone number, including area code:(617) 272-6100





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .





At January 16, 1995 there were 8,747,538 shares of common stock of the registrant outstanding.

PART I.  FINANCIAL INFORMATION



ITEM I.  FINANCIAL STATEMENTS


DYNATECH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)


				 	Three Months Ended	     Nine Months Ended

				 	December 31		 	December 31

			 		 1994  	 	1993		1994	 	1993




Sales 				$127,242 	$113,381 		$366,391	$342,490

Cost of sales 			  60,003 	  53,752 		 174,301	 160,786

Gross profit 			  67,239 	  59,629 		 192,090	 181,704

Selling, general and

  administrative expense	  42,179	  41,020		 120,607 	 118,944

Product development

  expense 			  12,888 	  12,647 		  38,331 	  39,211

Amortization of

  intangibles 			   2,041	   2,468 		   6,405 	   7,785

Operating income 		  10,131 	   3,494 		  26,747 	  15,764

Interest expense 		    (922)	    (854)		  (3,328)	  (2,252)

Interest income 		     301	     116 		     895	     546

Other income (expense) 		253	    (165) 		774 	     (45)

Income from continuing

  operations before

  income taxes 		   9,763	   2,591 		  25,088	   14,013

Provision for income taxes  4,155 	   1,166 		  10,736	    5,846

Income from continuing

  operations		 	   5,608	   1,425	 	  14,352	    8,167

Loss from discontinued

  operations, net of

  income taxes 			---  	151 			---	       73

Net income 			  $5,608 	$  1,274 	 	 $14,352	   $8,094



Income per common share

   Continuing operations	   $0.64	   $0.15		   $1.60	    $0.88

   Discontinued operations 	---     (0.01) 	 	---	    (0.01)

				 	   $0.64	   $0.14		   $1.60	    $0.87



Weighted average number

  of common shares 		   8,734	   9,293		   8,972	    9,284





See notes to condensed consolidated financial statements.





DYNATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)


								December 31 	 	March 31

								1994				1994

								(Unaudited)


ASSETS



Current assets:

  Cash and cash equivalents			$45,063			$23,101

  Accounts receivable, net		 	 75,426	 		 73,090

  Inventories:

	Raw materials					 26,039			 26,923

	Work in process 				 13,596			 14,091

	Finished goods					 19,342			 20,671

								 58,977			 61,685

  Other current assets				 23,470			 26,683

  Net current assets of discontinued

   operations 						    ---   	 	 10,805

	Total current assets 			202,936 	 		195,364

Property and equipment, net 			 34,704		 	 39,253

Intangible assets, net				 33,534	 	 	 37,238

Other assets 						  8,306 	 		  8,698

							    $279,480 	 	    $280,553

LIABILITIES



Current liabilities:

  Notes payable and current portion

   of long-term debt 				 $3,561			 $2,911

  Accounts payable				 	 18,621 			 20,234

  Streamlining and restructuring

   accrual 						 28,483 	 		 35,276

  Other accrued expenses 			 48,777 	 		 45,283

  Accrued income taxes 				  3,256 	 		    650

	Total current liabilities 		102,698 	 		104,354

Long-term debt 					 30,002 	 		 33,006

Deferred income taxes 				    246 	 		    550



SHAREHOLDERS' EQUITY



Common stock						  2,477 	 		  2,477

Additional paid-in capital		 	  9,432 	 		  9,414

Retained earnings 					200,309 	 		185,957

Cumulative foreign currency adjustments	    509 	 		   (757)

Treasury stock 					(66,193) 	 		(54,448)

	Total shareholders' equity 		146,534 	 		142,643

							    $279,480 	 	    $280,553



See notes to condensed consolidated financial statements.



DYNATECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)


										Nine Months Ended

										December 31

										1994  	 1993


Operating activities:

 Net income from continuing operations 			$14,352 	 $8,167

 Adjustments for noncash items included in net

  income:

	Depreciation							 10,800	  9,960

	Amortization of intangibles				  6,405	  7,786

	Increase in deferred taxes 				  3,273	   (192)

	Other								 	96	  1,507

 Change in operating assets and liabilities, net

  of effects of purchase acquisitions and

  divestitures 							 (9,097)	(13,028)

 Net cash flows provided by continuing operations  25,289	 14,200

 Net cash flows provided by (used in) discontinued

  operations								 (3,250)	  4,056

									 	 22,579	 18,256

Investing activities:

 Purchases of property and equipment 			(11,351)	(13,149)

 Disposals of property and equipment		 	    403	    410

 Proceeds from sale of businesses 				 24,654	  2,681

 Businesses acquired in purchase transactions,

      net of cash acquired 					 (1,056)	 (2,300)

 Other 									   (387)	  2,458

 Net cash flows from (used in) investing

  activities								 12,263	 (9,900)



Financing activities:

 Debt borrowings							    612	    ---

 Repayment of debt							 (3,291)	 (9,985)

 Proceeds from exercise of stock options	 	    720	    759

 Purchases of treasury stock 					(12,576)	    ---

 Net cash flows used in financing activities 	(14,535) 	 (9,136)

Effect of exchange rate on cash			 	  1,655	 (2,521)

Increase (decrease) in cash and cash equivalents	 21,962	 (3,301)

Cash and cash equivalents at beginning of year 	 23,101 	 24,350

Cash and cash equivalents at end of period 		$45,063 	$21,049



Supplemental data:

 Cash paid during the period for interest		 $4,323 	$ 5,099

 Cash paid during the period for income taxes	 $5,118   $10,151

 Tax benefit of disqualifying dispositions of

  stock options 							 $   84  	$   358



See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.	Condensed Consolidated Financial Statements

In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 1994, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1994 and 1993 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. The aforementioned financial statements have been subject to a review by the Company's independent accountants, whose report is included as page 9 to this filing. The accountants did not propose any adjustments or additional disclosures as a result of their review.



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



B.   Acquisitions and Divestments

In October 1994 the Corporation acquired selected assets of Time Logic Inc. (TLI) of Moorpark, California for approximately $1 million in cash. TLI manufactures telecine editing systems for the post-production and corporate video market. Acquired intangible assets of $450,000 are being amortized over five years. The investment in excess of fair market value of assets purchased of $606,000 is being amortized over 15 years. In addition, the Company purchased technology rights and licenses aggregating $1.85 million which are being amortized over five years.



During the first nine months of fiscal 1995, the Corporation sold Whistler Corporation and Micro Processor Systems, Inc., which have been classified as discontinued operations, for approximately $14 million in cash and long-term promissory notes approximating $3.1 million. Seven other businesses were sold for approximately $10.7 million in cash and long-term promissory notes approximating $1.1 million.



The effects of these transactions are not material to the consolidated financial statements.



C.   Treasury Stock

In June 1994 the Board of Directors authorized a repurchase of up to $30 million of Dynatech common stock on the open market and in private transactions. At December 31, 1994 the Corporation had repurchased 596,522 shares at a cost of $12.6 million. Treasury shares purchased prior to fiscal 1995 are being retired on February 15, prior to the stock split discussed in Note D below. The remaining acquired shares are held as common stock in treasury.



D.   Subsequent Events

Stock Split

On January 26, 1995 he Board of Directors approved a two-for-one stock split of the Company's common stock to shareholders of record on February 15. Distribution of one additional share for each share held by stockholders will be made on March 15, 1995.

Extraordinary Item - Extinguishment of Debt

On February 3, 1995 the Corporation paid off its $30 million
10.15% term notes using a combination of cash and bank borrowings. This fourth quarter transaction will result in an extraordinary loss of approximately $1 million net of taxes, consisting of redemption premiums.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations



Results of Operations

Consolidated sales for the nine months ended December 31, 1994 increased 7% to $366,391,000 from $342,490,000 for the comparable period in the prior year. Information Support Products segment sales rose 13.4% for the nine months ended in fiscal 1995 reflecting a 15.3% growth for Transmission products and a 15.5% increase for Presentation products. Sales in the Diversified Instrumentation segment increased 5.2% from ongoing businesses for the comparable period in the prior year which excludes nonstrategic businesses sold or to be divested. This increase was a result of a 24.3% increase for aircraft video information systems and a 13% increase of sales of medical and diagnostic products offset partially by a 58.6% decline for commercial and military avionics data bus applications. The sale of seven businesses in this segment during fiscal 1994 and 1995 coupled with sales declines in businesses held for sale resulted in an overall decrease of 5.8%. Sales for the nine months from foreign operations rose 9.7% while domestic sales increased 6.3%.



Sales for the current quarter increased 12% from the comparable prior year quarter, reflecting increases among all product areas within the Information Support Products segment.



Consolidated gross profit for the current quarter and nine months was 52.8% and 52.4% of sales, respectively, compared to 52.6% and 53.1% for each of the respective prior year periods. Information Support Products gross margin declined to 55.1% compared to 56.8% in the nine months of the prior year due primarily to higher production costs for new product introductions and price sensitivity in video graphics generation markets. Diversified Instrumentation gross margin improved to 45.9% compared to 45.5% in the first nine months of the prior year resulting from greater sales of software products.
Selling, general and administrative expenses were lower as a percent of sales for the third quarter and first nine months periods from the comparative prior year periods resulting in part from the streamlining actions announced in the fourth quarter of fiscal 1994. Product development expense was 10.5% of sales for the current nine months compared to 11.4% in the first nine months of the prior year. The reduction was attributed primarily to the nonstrategic businesses in the Diversified Instrumentation segment. Amortization of intangibles, of which $3.3 million in the first nine months of fiscal 1995 and $4 million in the first nine months of the prior year related to product technology and was excluded from cost of sales, declined due to business divestments and discontinuance of product lines. Interest expense from continuing and discontinued operations declined for the current nine months to $3,661,000 as compared with $4,347,000 in the prior year as a result of repayment of loan debt from operating cash flow. Interest income increased due to higher investment rates, earnings on notes acquired in divestment activities, and favorable operating cash flow. The effective tax rate was 42.8% for the current nine months compared to 41.7% in the prior year. The lower tax rate in the prior year reflects the cumulative effect of $315,000 on the net deferred tax assets resulting from the Budget Reconciliation Act of August 1993.

Income from continuing operations for the third quarter increased 294% to $5,608,000, or $.64 per share, from $1,425,000, or $.15 per share, for the third quarter of the prior year, reflecting a 23.1% increase in sales of Information Support Products, along with lower product development expenses and amortization costs. Backlog from ongoing operations was $75.3 million at December 31, 1994 compared with $80.2 million at March 31, 1994.



Estimated savings from implementing the streamlining and restructuring actions were $7.6 million in the first nine months of fiscal 1995 which approximate targeted goals. Employee headcount from continuing operations has achieved its planned
10% reduction in work force upon implementation of the streamlining actions and sale of seven businesses. In addition, the consumer automotive business units which employed approximately 10% of the work force have been sold. Sales and operating income of nonstrategic businesses divested or held for sale included in continuing operations were $42,428,000 and $421,000, respectively, for the first nine months of fiscal 1995.



While the Company believes that the outlook for the fourth quarter of fiscal 1995 is good, no assurance can be given that operating results for the quarter will meet those of the successful second quarter and record third quarter. Operating results for the fourth quarter of fiscal 1995 will depend upon, among other things, the incoming order rate during the quarter for the Company's various businesses, product mix, and the continued successful implementation of the Company's reorganization plan.



Capital Resources and Liquidity

The Company's funded debt was reduced to 18.6% of total capital at December 31, 1994, an improvement from the year-end level of 20.1% at March 31, 1994, the lowest level in eight years. Working capital improved $9.2 million from March 31, 1994 levels due to cash proceeds from divestitures and favorable operating cash flow. This favorable cash flow enabled Dynatech to subsequently repay its $30 million term notes in February 1995. Cash outlays for the streamlining and restructuring actions approximated $8 million in the first nine months of fiscal 1995 and is expected to be $11 million for the year. This amount is lower than original projections due principally to delays in terminating various lease obligations. Dynatech believes it has sufficient resources to finance its cash requirements over the next year including the necessary streamlining and restructuring actions and any treasury stock repurchases.



PART I.  OTHER INFORMATION



Item 6.  (a)  Exhibits

    Exhibit 15(1) Report of Independent Accountants



    Exhibit 15(2)  SEC Awareness Letter



    Exhibit 27  Financial Data Schedule



PART II.  OTHER INFORMATION



Item 6.  Reports on Form 8-K



(b) A Form 8-K was filed by the Registrant on November 30, 1994 reporting the adoption of certain amendments by the Board of Directors to the Company's By-Laws. These amendments provide advance notice by stockholders of director nominations or proposals at the Annual Meeting.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





							         DYNATECH CORPORATION





Date  February 3, 1995				/s/  Robert H. Hertz

									Robert H. Hertz

									Chief Financial Officer

									and Treasurer





Date  February 3, 1995                  /s/  John C. Maag

									John C. Maag

									Corporate Controller