Form 10-K
period 1995-03-31
DYNATECH CORP
filed 1995-06-02
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             X THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                    For the fiscal year ended March 31, 1995
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At May 9, 1995 the aggregate market value of the Common Stock of the registrant held by non-affiliates was $330,928,130.

At May 9, 1995 there were 17,584,338 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  BUSINESS
Products and Services
         Incorporated in Massachusetts in 1959, Dynatech Corporation (the "Company") has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. Production facilities are located in fifteen states and two Western European countries.
     The Company operates in two business segments: Information Support Products and Diversified Instrumentation. Information support products include instruments, equipment, and software which is used by a wide customer base to support voice, data, and video communications. Diversified instrumentation comprises primarily medical-related equipment and software, and nonstrategic businesses held for sale. A summary of the Company's sales, earnings, and identifiable assets by business segment is found in the 1995 Annual Report which is incorporated herein by reference.
     The  following  table  sets  forth  the  approximate
percentage of revenue attributable to each of the Company's business segments for the past three fiscal years:
                                                 1995       1994         1993
                                                 ----       ----         ----
Information Support Products                      75%        72%          70%
Diversified Instrumentation                       25%        28%          30%
These segments are described in detail below.

INFORMATION SUPPORT PRODUCTS
     The Information Support Products segment is focused on the support of voice, data and video communications. Products sold within this segment may be grouped in the following categories: communications test, data transmission, industrial connectivity, and display.

Communications Test Products
         The Company's communications test products encompass a wide range of portable instruments and test systems designed, manufactured, and marketed by Telecommunications Techniques Corporation. These products are sold to: i) service providers including the Regional Bell Operating Companies, long-distance companies, competitive access providers, cable television operators, and PTTs;
ii) service users including large corporate and government network operators; and iii) manufacturers of communications equipment and systems.
         Since the breakup of the AT&T system in 1984, the amount of digital traffic transmitted through the worldwide telecommunications system has increased dramatically, in part due to the proliferation of computers and networks, and the increased desire to communicate electronically. The increasing volume of digital communications traffic is leading to the adoption of new high-speed transmission technologies such as Synchronous Optical Network (SONET), a high-speed, fiber-based technology now being widely deployed by network service providers. The Company believes that the test products are critical to the smooth functioning of a wide range of communications networks. The market for test products is driven in part by the rapid deployment of new technologies and new communications standards, as well as efforts on the part of communication service providers and users to improve service quality and to reduce costs. These factors have led to demand for communications test products which integrate more test functionality and intelligence.
         The Company's  test products are sold under the following  brand names:
T-BERD(Registered Trademark), FIREBERD(Registered Trademark), CENTEST (Registered Trademark), INTERCEPTOR(Registered Trademark) and FIBERSCAN (Registered Trademark).
         The Company's digital loop test products test the link between a service provider's central office and the customer premises. Technicians use these products to perform fault location and data quality testing of voice or data circuits, whether carried on copper wire pairs or fiber optic cable.
Digital transport test products test high-speed ATM, SONET, DS3, DS1, DS0 transmission circuits and measure multiple performance parameters. The products are used by service providers to determine the quality of newly installed high-speed circuits by performing various measurements over a timed test period. The Company introduced in fiscal 1995 a version of its T-BERD 310 analyzer which integrates SONET test functions with capabilities for testing and monitoring DS1, DS3, and DS0 circuits.
         The Company's data communications analyzers perform up to 60 simultaneous performance and error measurements on a wide range of network transmission equipment. For its family of FIREBERD 4000 and 6000 products, the Company offers a wide range of test interfaces, including Euro-ISDN, an emerging communications protocol used in Europe, which enable users to tailor the instrument to specific test requirements.
         Internetwork protocol analyzers bridge the gap between local area networks (LAN) and wide area networks (WAN) by providing the capability to monitor and test network traffic as it passes from a LAN to a WAN and back to a LAN. The FIREBERD 500, a new test platform introduced in fiscal 1995, is capable of analyzing ATM, frame relay, FDDI and SMDS communications architectures. The FIREBERD 500 enables network managers to monitor network behavior and quickly pinpoint problems anywhere within the internetwork. The Company anticipates strong market demand for these products as a result of growth of interconnections between LANs and WANs and demands for network reliability.
         The Company's rack-mounted centralized test systems are used in the service provider central office environment to test high-speed communication circuits remotely. The CENTEST 650 allows monitoring and testing of DS3 signals for ongoing maintenance, so that network trouble spots can be quickly identified and mobile repair crews can be efficiently directed from a centralized location.
         The FIBERSCAN product line consists of modular, portable fiber optic test instruments which allow both central office and field technicians to isolate fiber optic cable breaks and measure degradation caused by aging connectors and related components. The instrument includes an optical time domain reflectometer used to locate cable breaks and damage, an optical power meter used to determine the signal levels on optical fibers, and a stable optical source.
         The Company serves the international telecommunications industry by providing portable digital testing capability for transmission systems that operate in accordance with the CCITT standards. These products comply with International Telecommunications Union standards, which are used everywhere that North American standards are not. The Company introduced in fiscal 1995 the INTERCEPTOR 1402S which allows technicians to maintain existing PDH networks as well as higher speed SDH service and equipment. Data Transmission Products
         Dynatech's data transmission products provide users of information networks with management tools to ensure reliable network operation and products to condition the data for transmission via private or public networks. The Company's equipment is designed primarily to manage data transmission and communication networks in a computer environment.
         A significant portion of the legacy network that most corporations retain consists of private "leased line" networks constructed during the 1970s and 1980s. Network operators found constructing private networks cost effective since carrier services were geared more to carrying telephone traffic than data traffic. Following the breakup of the AT&T system, additional service providers began to offer services geared for high-speed data networking. The deployment of local area networks and distributed network systems, combined with the evolution of new high-speed transmission technologies such as ATM and frame relay, offer large corporate users advantages in speed and throughput. The challenge facing many network operators is to integrate new technologies into existing legacy network systems to take advantage of lower cost and higher throughput.

     To address this market, the Company announced the development of its DynaStar(Registered Trademark) family of branch access products in fiscal 1995. These products provide a wide range of access, feeder, and concentration functions for supporting both legacy and newly emerging applications. The DynaStar product line facilitates the interconnection between geographically dispersed branch locations and central computing sites via wide area technologies including ISDN, frame relay, and ATM. A version of the product can aggregate traffic from legacy WAN sources such as SNA and X.25 and combine this traffic with local LAN traffic on an ATM or frame relay link for integrated network access and service.
         The Company markets a line of X.25 packet switching products which include PADs (packet assemblers/dissassemblers), switches, bridges/routers, and dial-in/out LAN access equipment. These products support both public and private networks, with scalability up to 40 ports. Packet switching, a communications protocol which breaks data into "packets" for efficient transmission over private or public data networks, is a cost-effective means for companies to transmit data over long distances.
         Other data transmission products include electronic matrix switches and network availability products designed to manage the interconnection of remote analyzers to various network interfaces. The network availability product is used for fault testing, including very critical protocol-level monitoring, without the need for dispatch of personnel to perform valid end-to-end circuit analysis.
         In addition, the Company provides analysis and simulation instruments which focus on emulation tools that support the MIL-STD-1553 and the ARINC 429 local area networks (LAN) used in today's military and commercial aircraft, respectively.
         The Company also manufactures a series of wireless communications components and systems. These include lightweight modular telephone headsets and miniaturized two-way communications devices for government covert surveillance and intelligence operations. Other wireless products include portable radio systems used to improve communications and productivity at hospitals, and wireless video transmitters/receivers sold primarily to the personal security market. Industrial Connectivity Products
     Dynatech supplies ruggedized personal computers and compatible input and output boards under the name of Industrial Computer Source for industrial and scientific applications. The Company designs its products to operate in adverse environments and to withstand excessive vibration, noise, temperature, dust and moisture.

Display Products
- ----------------
         Dynatech's display products consist primarily of professional video equipment and interactive graphics hardware and software.
         Several technological and market trends are expected to have a profound effect on the broadcast and cable-TV industry which is the cornerstone of the professional video equipment market. The entry of new video service providers such as direct satellite broadcasters and telephone service providers is expanding the available distribution channels for the delivery of video content. Increased competition in the broadcast industry may consequently lead to the development and introduction of complex two-way, video-based information services. Technological advancements, such as new video compression standards and upgraded high-speed, high-bandwidth delivery systems over fiber optics, are expected to increase capacity and reliability, and facilitate two-way interactive video services to business and residential users. The Company believes these developments are pushing the conversion within the professional video industry from analog to digital systems used for the generation, handling, storage, and transmission of video content. Concurrent developments are making possible the increased integration of video in computer networks, such as ATM technology for high-speed handling of multimedia traffic.

         The Company's professional video products are sold worldwide to television and radio stations, video production facilities, cable television, and corporate and educational users through three business units, Distribution and Production Products, NewStar newsroom automation products, and DaVinci color correction systems.
         Distribution products center on transmission and management technologies used mainly by television broadcasters. The products include routing switchers, and machine control and master control systems for managing the flow of information within a television station, and an electronically digital commercial playback system, sold under the Digistore name, which is used to acquire, store and play back commercials in a fully automated manner.
         Production products are used to create images for broadcasting, production studios, and corporate users of graphics and special effects systems. These products are used to create many of the unique special effects that distinguish television commercials and film productions. Products include: digital paint and animation systems for creating electronic graphics; digital editing and layering systems which merge multiple video recordings to produce a new video; and digital disk recorders for storage and recall of digital images on a real-time basis.
         Other production products include video character and graphics generators for displaying alphanumeric titles in a variety of fonts for broadcast and nonbroadcast applications. The Company's high-end character generators are able to create high-quality text on a video screen in hundreds of different font styles, colors, and backgrounds, as well as in many foreign languages, including Chinese, Japanese, and Arabic.
         Dynatech also develops, markets, and manufactures products which are specific to the cable television industry. These products include equipment for broadcasting emergency alert information over any combination of cable channels automatically, and commercial and program insertion systems which download and insert national, regional, and local commercials and cross-channel promotion into cable programming.
         DaVinci Systems produces the Rennaissance 8:8:8 line of digital color correction systems which are used to tint, enhance, and color-match television commercials. It is sold to the postproduction and teleproduction market and to commercial production facilities. The NewStar business unit produces a software-driven client/server PC-networked system used to computerize radio and television newsrooms, including the control of robotic cameras.
         Interactive products include computer hardware and software which combine full-color live video using real-time digital video compression with computer graphics and text for such applications as product training, display of financial market information, geographic display, and information systems. These UNIX-based products, developed and sold by Parallax Graphics, include a live video windowing system for SUN Microsystems and Hewlett Packard Series 700 workstations.
         Included in interactive product offerings is software sold under the DataViews name, used in the development of custom graphic user interfaces for various UNIX-based computer systems. Applications for this software include the creation of custom graphics for displaying real time data such as found in manufacturing process control and communications network analysis.
         AIRSHOW pioneered and leads the world market for passenger cabin video information systems. Its flagship product displays position defining maps, airport terminal charts, and in-flight information.
     Dynatech offers software solutions for the pharmacy industry, via ComCoTec's RxCLAIM On-Line Transaction Processing System, an on-line prescription claims adjudication system. The third-party prescription claims industry is growing rapidly as prescription drug plans become an increasingly important part of an employee benefit program. The RxCLAIM System assists in the administration of health benefits by efficiently processing prescriptions for third-party payors.

DIVERSIFIED INSTRUMENTATION

     The Diversified Instrumentation segment consists of two divisions: 1) medical and diagnostic products, which do not relate to information support, and
2) selected nonstrategic businesses held for sale.

Medical and Diagnostic Products
         The Company's medical and diagnostic products consist of laboratory, radiation therapy planning, and test and measurement products, and are sold under the name of Dynatech Laboratories, Computerized Medical Systems, Dynatech Nevada, and Dynatech Precision Sampling.
         Dynatech manufactures and sells laboratory diagnostic equipment and supplies for research and clinical testing in the fields of immunology, microbiology, serology, and cancer research. The Company's instruments are designed around a microplate format and employ enzyme-linked immunosorbent assay (ELISA) techniques for testing antigens and antibodies in blood serum and other body fluids. These techniques use enzymes, chemiluminescent or fluorescing reagents as labels that give off color or light at the completion of tests. Results can be read and recorded by the Company's sensitive reading instruments.
         Among the  Company's  products  is a modular  microplate  system  which combines several elements, including a reader, multi-reagent dispenser, multi-reagent washer, diluter/dispenser, and random access plate incubators. The system incorporates process quantitative analysis and is sold to the research lab market (universities and pharmaceutical companies) and the clinical laboratory market. Additionally, the Company makes and sells disposable plastic laboratory ware for handling and transporting test specimens, including items specifically treated to adsorb or covalently bind proteins.
         The Company also markets software products used in conjunction with radiation therapy treatment of cancer patients. Our newest product, FOCUS, a three dimensional (3-D) radiation therapy treatment planning system (RTP), was approved for sale by the Federal Drug Administration in February 1995. This product allows oncologists and medical physicists to develop a treatment plan which delivers the maximum radiation dose to the tumor while minimizing radiation dose to surrounding healthy tissue. The Company continues to offer its two dimensional (2-D) RTP product during the market transition to the 3-D RTP.
         Dynatech supplies the hospital market with sophisticated instruments for checking the electrical safety and performance of instruments such as defibrillators. It also markets patient simulators. These instruments produce simulated patient outputs which are fed into patient monitoring devices such as an electrocardiography (ECG) machines and non-invasive blood pressure monitors.
     The Company also manufactures a comprehensive line of state-of-the-art, fully automated systems for use in the analysis of volatile organic contaminates in drinking water, wastewater, and soils.
Diversified Instrumentation Businesses Held for Sale
     The Company is presently in process of divesting four standalone and unrelated business units. Their product offerings consist of microwave amplifiers, simulator monitors, after-market computer enhancements, and surge suppression and line conditioning products.

DISCONTINUED OPERATIONS AND DIVESTED BUSINESSES
         The   Company   adopted  a  formal  plan  to  discontinue   certain
nonstrategic business units and to sell these operations during fiscal 1995. These operations include Micro Processor Systems, Inc., which was sold in April 1994, and Whistler Corporation, which was sold in June 1994.
         In addition, the Company announced a plan to sell at least 11 product lines and businesses as part of its 1994 restructuring plan. As of May 15, 1995, the Company has sold or otherwise disposed of eight businesses and product lines for approximately $32.3 million in cash and promissory notes.

CUSTOMERS AND MARKETING
         Dynatech markets its products to a diverse customer base. The Company's information support products are sold to a broad range of communications service providers, including telephone companies, broadcasters, cable television operations, and a wide array of computer and data communication users, corporate and industrial customers, and scientific and educational organizations.
         Customers for the Company's diversified instrumentation products include pharmaceutical companies, research and testing laboratories, hospitals and clinical laboratories. The Company also has OEM agreements with several reagent manufacturers.
     Most of the Company's revenues are generated through a direct sales force. The Company also uses distributorships and representative relationships to sell its products for certain products in areas of the United States and the rest of the world with relatively low sales volume.

COMPETITION
     The markets in which the Company competes are highly competitive and are characterized by rapidly changing technology. Principal competitors within the Information Support Products segment include businesses with significant financial, development, marketing, and manufacturing resources, as well as numerous small specialized companies. The Company believes it holds a relatively favorable position with respect to the important competitive factors in each of its markets. The Company considers rapid product development, product functionality and features, and highly trained technical sales and support staff to be key competitive factors.

MAJOR CUSTOMERS
     The Company's sales of goods and services to various agencies of the United States federal government were approximately $25,741,000, $24,123,000, and $25,273,000 in fiscal years ended 1995, 1994, and 1993, respectively. No single customer accounted for more than 10% of sales in any of the three years.

INTERNATIONAL
         The Company maintains marketing subsidiaries or branches in major countries in Western Europe and Asia and has distribution agreements in many other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from the United States directly to foreign customers) were approximately 37%, 35%, and 37% of consolidated net sales in fiscal years 1995, 1994, and 1993, respectively. The Company maintains production facilities in England and the Channel Islands which manufacture information support products and medical instrumentation.
         The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and identifiable assets by geographic area is found in the 1995 Annual Report which is incorporated herein by reference.

PRODUCT DEVELOPMENT
         As the technologies in the Company's markets are continually changing, the Company's success depends on its ability to develop new products and improve existing ones. All businesses within the Company maintain product development capability focused on and experienced in the technologies important to the specific business. On a segment basis, product development expense in the years ended March 31, 1995, 1994, and 1993 were as follows: Information Support Products, $42,356,000, $41,792,000, and $37,977,000, respectively; Diversified
Instrumentation, $10,689,000, $11,996,000, and $13,132,000, respectively.

BACKLOG
         The Company's backlog of orders believed to be firm at March 31, 1995 and 1994 were $74,272,000 and $93,981,000, respectively. Of the decrease, $10,565,000 related to companies divested in fiscal 1995. All but $1,795,000 of backlog at March 31, 1995 is expected to be delivered within the fiscal year ended March 1996. On a segment basis, backlog at March 31, 1995 and 1994 was as follows: Information Support Products $53,898,000 and $50,791,000, respectively; Diversified Instrumentation $20,374,000, of which $18,169,000 relates to medical and diagnostic products, and $43,190,000, of which $22,964,000 relates to medical and diagnostic products, respectively.

EMPLOYEES
         The Company employs approximately 2,600 people of which approximately 175 employees are with businesses that are held for sale. Employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located. The Company considers its labor relations to be excellent.

PATENTS AND TRADEMARKS
         The Company  generally  seeks  patent  protection  for  inventions  and improvements to its products, which it believes to be patentable. It holds numerous United States and foreign patents and patent applications covering many products. While the Company considers its patent position important, it believes its technical marketing and manufacturing capabilities are of greater competitive significance.
          FIREBERD, T-BERD, Centest, Interceptor, Fiberscan, DynaStar, NewStar, ArtStar, Microtiter, Microelisa, and Airshow are among registered trademarks which the Company considers valuable assets.

         Dynatech is a registered service mark in the United States and a registered trade or service mark (issued or applied for) in most other major industrialized countries of the world.

SUPPLIERS
         Materials and components used in the Company's products are normally available stock items or can be obtained to Company specifications from more than one potential supplier. The Company's plasticware is molded by subcontractors using molds owned by the Company.
         Some components and assemblies are purchased in Asia under volume contracts.

ENVIRONMENTAL FACTORS
         Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions the Company does not foresee that it will have, a material adverse effect on capital expenditures, earnings, or competitive position of the Company.

     EXECUTIVE  OFFICERS OF THE REGISTRANT
The executive officers of the Company are as follows:
                                                                        Officer
Name                   Current Position                           Age    Since

John F. Reno           President and Chief Executive Officer      56      1979

Robert H. Hertz        Treasurer and Chief Financial Officer,     52      1980
                       Clerk

John R. Peeler         Corporate Vice President                   40      1992
                       Communications Test Business

John R. South          Corporate Vice President                   54      1993
                       Medical and Diagnostics Products Business

George A. Merrick      Corporate Vice President                   47      1994
                       Display Business

Roger C. Cady          Corporate Vice President                   56      1993
                       Business Development

John A. Mixon          Corporate Vice President                   49      1989
                       Human Resources

James R. Turner        Corporate Vice President                   66      1960

John C. Maag           Corporate Controller                       45      1987

Nancy J. Jenkins       Assistant Treasurer                        49      1990

Edward T. O'Dell       Secretary, Assistant Clerk,                59      1975
                       attorney whose professional corporation
                       is a partner of Goodwin, Procter & Hoar, general counsel to the Company

         Officers are elected annually by the Board of Directors at its meeting following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been elected at any other Director's meeting. There are no arrangements or understandings between any of the Directors or Officers and any other person regarding election as a Director or Officer of the Company.
         Each of the Company's officers has served in various capacities with the Company for more than five years, except Messrs. South, Cady and Merrick.
     Mr. South joined the Company in July 1990. From 1987 to 1990 he was a Vice President for SmithKline Beecham Clinical Laboratories, a provider of laboratory testing services.
     Mr. Cady joined the Company in March 1993. From 1986 to 1993 he was President and founder of Arcadia Consulting, a management consulting firm which assisted high technology companies.
         Mr. Merrick joined the Company in September 1994. From 1990 to 1994 he served as Executive Vice President of Worldwide Sales and Marketing at Ampex Systems Corp., a supplier of professional video, broadcasting, and recording products.

  Item 2.  PROPERTIES
  -------------------
     The  Company's   policy  is  generally  to  lease  real  property  for  its manufacturing and sales operations. It does however, own two buildings used for manufacturing.
                             Segment Areas                   Square     Lease
Location                     Utilizing Facilities             Feet   Termination
Owned Facilities:
Carson City, Nevada          Diversified Instrumentation     22,000
Baton Rouge, Louisiana       Diversified Instrumentation     13,000

Leased Facilities:
Burlington, Massachusetts    Headquarters                    22,200         1998
Germantown, Maryland         Information Support Products    68,000         2001
Germantown, Maryland         Information Support Products    98,000         2003
Germantown, Maryland         Information Support Products    14,700         1997
San Diego, California        Information Support Products    62,400         1999
Nashua, New Hampshire        Information Support Products    57,600         1999
Salt Lake City, Utah         Information Support Products    48,100         1997
Guernsey, Channel Islands    Information Support Products    40,000         2002
                             and Diversified Instrumentation
Woodbridge, Virginia         Information Support Products    30,000         1997
Northampton, Massachusetts   Information Support Products    22,500         1995
St. Quentin En Yvelines,
  France                     Information Support Products    19,100         1998
Los Gatos, California        Information Support Products    18,000         1996
Chantilly, Virginia          Diversified Instrumentation     50,000         2001
St. Louis, Missouri          Diversified Instrumentation     25,000         1999
Tustin, California           Diversified Instrumentation     24,300         1999
San Jose, California         Diversified Instrumentation     19,200         1995
Tampa, Florida               Diversified Instrumentation     18,900         1995
Lombard, Illinois            Diversified Instrumentation     16,100         1998

         The Company has other leases for manufacturing space, but in each case the total footage is under 15,000 square feet.

         The Company also leases several sales and service offices in the United States, Western Europe, Japan, and Hong Kong. In addition the Company is liable for certain leased premises that are not being utilized due to consolidation and centralization efforts of facilities. It considers its facilities adequate and suitable for its foreseeable needs and believes that similar facilities will continue to be available at comparable prices after adjusting for inflation. The Company owns a substantial portion of the machines, tools and equipment required for its operations and considers this property to be in good condition. The Company also leases equipment and machines on terms which allow the Company the flexibility it desires related to such machinery and equipment.

Item 3. LEGAL PROCEEDINGS
- -------------------------
         The Company is party to several pending legal proceedings and claims, none of which, in the opinion of management or counsel primarily responsible for such matters, is considered to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------
         None

                                    PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK
- ---------------------------------------------
                  AND RELATED SECURITY HOLDER MATTERS
                  -----------------------------------
     (a) The Company's common stock is traded in the over-the-counter NASDAQ National Market System. The quarterly range of high and low prices for the past two years as reported by the National Association of Securities Dealers Automated Quotations National Market System and published in The Wall Street Journal may be found in the Company's 1995 Annual Report on page 32, which is incorporated herein by reference.
     (b) There were approximately 1,050 common stockholders of record as of May 15, 1995.
     (c) The Company has never paid a cash dividend on its common stock and does not intend to make such a payment in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
- -------------------------------
         Reference is made to information contained in the section entitled "Five-Year Summary" on page 16 in the Company's 1995 Annual Report, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
         Reference is made to the information on pages 17 - 19 in the Company's 1995 Annual Report, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------
         Reference is made to the Company's consolidated financial statements and notes thereto on pages 20 - 31 in the Company's 1995 Annual Report together with the Report of Independent Accountants dated May 15, 1995 on page 32 and "Summary of Operations by Quarter" on page 32, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------------------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------
         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------
         Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the

Company's  fiscal year ended March 31, 1995 pursuant to Rule 14a-6(b)  under the
Securities  and  Exchange  Act  of  1934,  as  amended;   said   information  is
incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------------------------------
         Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1995 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
- ----------------------------------------------------------------------------
         Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1995 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------
        Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1995 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS,  FINANCIAL STATEMENTS,  SCHEDULES AND REPORTS ON FORM 8-K
- ----------------------------------------------------------------------------
(a)  Documents filed as part of this report
    (1)  Financial statements

         No financial statements have been filed with this Form 10-K other than those incorporated by reference in Item 8.
    (2)  Financial statement schedules                                     Page
                                                                           ----
         II.  Valuation and Qualifying Accounts                             26
         Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.
         Individual financial statements of the Company have been omitted because it is primarily an operating Company and no subsidiaries have material minority equity interests, nor are any indebted to any person other than the parent or consolidated subsidiaries, in amounts which are material in relation to total consolidated assets at the date of the March 31, 1995 balance sheet, except indebtedness incurred in the ordinary course of business which is not overdue.
(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 1995.
(c) Exhibits

Exhibit No.
- -----------

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

     (6) 1994 Stock  Option and  Incentive  Plan  incorporated  by  reference to
     Exhibit 4.1 to Form S-8 filed on January 30, 1995.

(13) Dynatech Corporation 1995 Annual Report to Stockholders which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities Exchange Commission and is not deemed to be filed.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Independent Accountants.

(27)  Financial Data Schedule

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            DYNATECH CORPORATION
                                          -----------------------
June 1, 1995                              By:    ROBERT H. HERTZ
                                          -----------------------
                                          Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RICHARD K. LOCHRIDGE      Chairman of the Board, Director         June 1, 1995
- --------------------

JOHN F. RENO              President, and Chief Executive
- ------------              Officer, Director                       June 1, 1995

ROBERT H. HERTZ           Treasurer and Chief Financial Officer   June 1, 1995
- ---------------

JOHN C. MAAG              Controller, Principal Accounting
- ------------              Officer                                 June 1, 1995

RONALD L. BITTNER         Director                                June 1, 1995
- -----------------

THEODORE COHN             Director                                June 1, 1995
- -------------

WILLIAM R. COOK           Director                                June 1, 1995
- ---------------

O. GENE GABBARD           Director                                June 1, 1995
- ---------------

JAMES B. HANGSTEFER       Director                                June 1, 1995
- -------------------

ROBERT G. PAUL            Director                                June 1, 1995
- --------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Shareholders of
 Dynatech Corporation:


Our report on the consolidated financial statements of Dynatech Corporation has been incorporated by reference in this Form 10-K from the 1995 Annual Report to Shareholders of Dynatech Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 26 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts                                   COOPERS & LYBRAND L.L.P.
May 15, 1995

                              DYNATECH CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                  RESERVE FOR DOUBTFUL ACCOUNTS (In thousands)

BALANCE, March 31, 1992                                    $3,540
       Additions charged to income                          1,985
       Write-off of uncollectible accounts, net            (1,891)
                                                           -------

BALANCE, March 31, 1993                                     3,634
       Additions charged to income                          1,232
       Write-off of uncollectible accounts, net              (961)
                                                           -------

BALANCE, March 31, 1994                                     3,905
       Additions charged to income                          2,685
       Write-off of uncollectible accounts, net            (1,293)
       Allowances of divisions sold                          (220)
                                                           -------

BALANCE, March 31, 1995                                    $5,077
                                                           =======