Form 10-Q
period 1995-06-30
DYNATECH CORP
filed 1995-08-03
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


At July 14, 1995 there were 17,598,478 shares of common stock of the registrant outstanding.

                         PART I. Financial Information
                          Item 1. Financial Statements

                              DYNATECH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                        Three Months Ended
                                                             June 30

                                                       1995           1994
                                                       ----           ----

Sales ............................................     $ 118,265      $ 117,772
Cost of sales ....................................        54,611         56,724
                                                       ---------      ---------
Gross profit .....................................        63,654         61,048
Selling, general and administrative expense ......        39,648         39,134
Product development expense ......................        14,654         12,796
Amortization of intangibles ......................         1,796          2,048
                                                       ---------      ---------
Operating income .................................         7,556          7,070
Interest expense .................................          (549)        (1,157)
Interest income ..................................           561            236
Other income .....................................           205            279
                                                       ---------      ---------
Income before income taxes .......................         7,773          6,428
Provision for income taxes .......................         3,148          2,768
                                                       ---------      ---------
Net income .......................................     $   4,625      $   3,660
                                                       =========      =========
Income per common share ..........................     $    0.26      $    0.20
                                                       =========      =========
Weighted average number of common shares .........        17,594         18,595
                                                       =========      =========

See notes to condensed consolidated financial statements.


                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             June 30       March 31
                                                              1995           1995
                                                            (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents ...........................   $  30,369    $  27,795
    Accounts receivable, net ............................      73,037       72,152
    Inventories:
         Raw materials ..................................      26,086       26,752
         Work in process ................................      13,331       14,168
         Finished goods .................................      19,846       19,560
                                                            ---------    ---------
                                                               59,263       60,480
    Other current assets ................................      24,267       24,251
                                                            ---------    ---------
         Total current assets ...........................     186,936      184,678
Property and equipment, net .............................      33,599       34,791
Intangible assets, net ..................................      28,008       29,104
Other assets ............................................       7,454        7,819
                                                            ---------    ---------
                                                            $ 255,997    $ 256,392
                                                            =========    =========
LIABILITIES

Current liabilities:
    Notes payable and current portion of long-term debt .   $   3,958    $   4,374
    Accounts payable ....................................      17,668       19,651
    Streamlining and restructuring accrual ..............      15,933       22,556
    Other accrued expenses ..............................      39,002       45,361
    Accrued income taxes ................................       2,619        1,223
                                                            ---------    ---------
         Total current liabilities ......................      79,180       93,165
Long-term debt ..........................................      16,484        7,915
Deferred income taxes ...................................         831          992
Deferred compensation ...................................         278         --

SHAREHOLDERS' EQUITY

Common stock ............................................       3,721        3,721
Additional paid-in capital ..............................       7,549        7,432
Retained earnings .......................................     156,039      151,414
Cumulative foreign currency adjustments .................       2,596        2,659
Treasury stock ..........................................     (10,681)     (10,906)
                                                            ---------    ---------
   Total shareholders' equity ..........................      159,224      154,320
                                                            ---------    ---------
                                                            $ 255,997    $ 256,392
                                                            =========    =========
See notes to condensed consolidated financial statements.


                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                 Three Months Ended
                                                                       June 30
                                                                   1995        1994
                                                                   ----        ----
Operating activities:
Net income ..................................................   $  4,625    $  3,660
Adjustments for noncash items included in net income:
       Depreciation .........................................      3,547       3,617
       Amortization of intangibles ..........................      1,796       2,048
       Increase in deferred taxes ...........................        822       1,930
       Other ................................................         95          68
   Change in operating assets and liabilities, net of effects
       of business acquisitions and divestitures ............    (17,088)    (10,801)
                                                                --------    --------
   Net cash flows provided by (used in) continuing operations     (6,203)        522
   Net cash flows used in discontinued operations ...........         --      (3,121)
                                                                --------    --------
   Net cash flows used in operating activities ..............     (6,203)     (2,599)
                                                                --------    --------
Investing activities:
   Purchases of property and equipment ......................     (3,276)     (3,115)
   Disposals of property and equipment ......................         20         127
   Proceeds from sale of businesses .........................      1,668       3,010
   Other ....................................................      1,173         495
                                                                --------    --------
   Net cash flows provided by (used in) investing activities        (415)        517
                                                                --------    --------
Financing activities:
   Debt borrowings ..........................................      8,588          71
   Repayment of debt ........................................       (426)       (138)
   Proceeds from exercise of stock options ..................        170         102
   Purchases of treasury stock ..............................         --         (63)
                                                                --------    --------
   Net cash flows provided by (used in) financing activities       8,332         (28)
                                                                --------    --------
Effect of exchange rate on cash .............................        860         812
                                                                --------    --------
Increase (decrease) in cash and cash equivalents ............      2,574      (1,298)
                                                                --------    --------
Cash and cash equivalents at beginning of year ..............     27,795      23,101
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $ 30,369    $ 21,803
                                                                ========    ========
Supplemental data:
   Cash paid during the period for interest .................   $    486    $  2,097
   Cash paid during the period for income taxes .............   $    708    $    785
   Tax benefit of disqualifying dispositions of stock options   $    107          --


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Condensed Consolidated Financial Statements
      In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1995, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1995 and 1994 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of March 31, 1995.

B.   Divestments
      In June 1995, the Corporation sold two businesses for approximately $2.7 million in cash. The effects of these transactions were reflected in the fiscal 1994 restructuring charge and did not effect fiscal 1996 earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Consolidated sales for the three months ended June 30, 1995 were $118,265,000 compared to $117,772,000 in the prior year's first quarter. Information Support Products segment sales rose 13% for the three months ended in fiscal 1996 reflecting a 20% growth for communication test products and a 30% increase for industrial connectivity products. Sales of medical and diagnostic products in the Diversified Instrumentation segment were flat compared to the prior year quarter. The sale of twelve businesses and product lines during fiscal 1995 and 1996 coupled with sales declines in nonstrategic businesses held for sale resulted in an overall sales reduction of 30% for the Diversified Instrumentation segment. Backlog from ongoing operations was $65.0 million at June 30, 1995 compared with $72.1 million at March 31, 1995, reflecting planned backlog reductions in communications test and medical and diagnostic product lines.

Consolidated gross profit was 53.8% for the current quarter compared to 51.8% in the prior year quarter. The increase in rate was primarily driven by operating efficiencies from business restructuring. Information Support Products gross margin increased to 57.0% compared to 55.7% in the prior year quarter, however, medical and diagnostic product margins in the Diversified Instrumentation segment declined to 50.3% compared to 53.2% for the prior year period. Product development expense was 12.4% of consolidated sales for the current quarter compared to 10.9% in the first quarter of the prior year. The increase was attributed to communication test and display businesses. Amortization of intangibles, of which $0.8 million in the first quarter of fiscal 1996 and $1.0 million in the first quarter of the prior year related to product technology and was excluded from cost of sales, declined due to business divestments and discontinuance of product lines. Interest expense declined in the current quarter as compared with the prior year as a result of repayment of loan debt from favorable operating cash flow. Interest income increased due to higher investment rates and earnings on notes acquired in divestment activities. The effective tax rate declined to 40.5% for the current quarter compared to 43.1% in the prior year quarter resulting from lower nondeductible amortization charges.

Net income increased 26% to $4,625,000, for the current quarter from $3,660,000, for the first quarter of the prior year, reflecting higher gross margins and lower amortization and interest costs offset partially by higher product development costs. Earnings per share increased 30% compared to the year earlier period.

While the Company believes that the outlook for the second quarter of fiscal 1996 is good, no assurance can be given that operating results for the quarter will meet those of the second quarter of fiscal 1995 which produced net income of $.29 per share. Operating results for the second quarter of fiscal 1996 will depend upon, among other things, the incoming order rate during the quarter for the Company's various businesses, product mix, and the continued successful implementation of the Company's reorganization plan.

Capital Resources and Liquidity
The Company's funded debt was 11% of total capital at June 30, 1995, a slight increase from the lowest year-end level in Company history of 7% at March 31, 1995. The working capital ratio improved to 2.4 to 1 at June 30, 1995 from 2 to 1 at March 31, 1995. Cash outlays for the streamlining and restructuring actions approximated $1.3 million in the first quarter. Dynatech believes it has sufficient resources to finance its cash requirements over the next year including the ongoing streamlining and restructuring actions. The current capital structure provides sufficient financial flexibility to pursue business opportunities.

                           PART I. OTHER INFORMATION

Item 6. (a) Exhibits

     Exhibit 27 Financial Data Schedule

                           PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K

       (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DYNATECH CORPORATION




Date  August 3, 1995                      ROBERT H. HERTZ
      --------------                      -------------------------------------
                                          Chief Financial Officer and Treasurer



Date  August 3, 1995                      JOHN C. MAAG
      --------------                      -------------------------------------
                                          Corporate Controller,
                                          Principal Accounting Officer