Form 10-Q
period 1995-09-30
DYNATECH CORP
filed 1995-11-03
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


At October 13, 1995 there were 18,327,907 shares of common stock of the registrant outstanding.

                         PART I. Financial Information

                          Item I. Financial Statements

                              DYNATECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                        September 30              September 30

                                                      1995        1994          1995        1994
                                                      ----        ----          ----        ----
Sales .........................................   $ 114,026    $ 121,377    $ 232,291    $ 239,149
Cost of sales .................................      51,421       57,574      106,032      114,298
                                                  ------------------------------------------------
Gross profit ..................................      62,605       63,803      126,259      124,851
Selling, general and administrative expense ...      38,833       39,294       78,481       78,428
Product development expense ...................      14,177       12,647       28,831       25,443
Purchased incomplete technology ...............      16,852         --         16,852         --
Business restructuring activities .............         800         --            800         --
Amortization of intangibles ...................       1,849        2,316        3,645        4,364
                                                  ------------------------------------------------
Operating income (loss) .......................      (9,906)       9,546       (2,350)      16,616
Interest expense ..............................        (482)      (1,249)      (1,031)      (2,406)
Interest income ...............................         557          358        1,118          594
Other income ..................................         338          242          543          521
                                                  ------------------------------------------------
Income (loss) from continuing operations before
      income taxes ............................      (9,493)       8,897       (1,720)      15,325
Provision (benefit) for income taxes ..........      (3,853)       3,813         (705)       6,581
                                                  ------------------------------------------------
Income (loss) from continuing operations ......      (5,640)       5,084       (1,015)       8,744
Reversal of disposition loss from discontinued
         operations, net of taxes .............         647         --            647         --
                                                  ------------------------------------------------
Net income (loss) .............................   $  (4,993)   $   5,084    $    (368)   $   8,744
                                                  ================================================

Income (loss) per common share
Continuing operations .........................   $   (0.32)   $    0.29    $   (0.06)   $    0.48
Discontinued operations .......................        0.04         --           0.04         --
                                                  ------------------------------------------------
                                                  $   (0.28)   $    0.29    $   (0.02)   $    0.48
                                                  ================================================

Weighted average number of common shares ......      17,858       17,778       17,727       18,184
                                                  ================================================

See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         September 30   March 31
                                                             1995         1995
                                                          (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents .........................   $  30,288    $  27,795
    Accounts receivable, net ..........................      74,354       72,152
    Inventories:
         Raw materials ................................      23,895       26,752
         Work in process ..............................      13,722       14,168
         Finished goods ...............................      19,533       19,560
                                                          ----------------------
                                                             57,150       60,480
    Other current assets ..............................      21,861       24,251
                                                          ----------------------
         Total current assets .........................     183,653      184,678
Property and equipment, net ...........................      33,735       34,791
Intangible assets, net ................................      32,864       29,104
Other assets ..........................................      14,701        7,819
                                                          ----------------------
                                                          $ 264,953    $ 256,392
                                                          ======================
LIABILITIES

Current liabilities:
    Notes payable and current portion of long-term debt       4,437        4,374
    Accounts payable ..................................      16,241       19,651
    Streamlining and restructuring accrual ............      10,914       22,556
    Other accrued expenses ............................      44,744       46,584
                                                          ----------------------
         Total current liabilities ....................      76,336       93,165
Long-term debt ........................................      22,115        7,915
Deferred income taxes .................................         730          992
Deferred compensation .................................         442         --

SHAREHOLDERS' EQUITY

Common stock ..........................................       3,721        3,721
Additional paid-in capital ............................      11,776        7,432
Retained earnings .....................................     151,046      151,414
Cumulative foreign currency adjustments ...............       1,791        2,659
Treasury stock ........................................      (3,004)     (10,906)
                                                          ----------------------
    Total shareholders' equity ........................     165,330      154,320
                                                          ----------------------
                                                          $ 264,953    $ 256,392
                                                          ======================
See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                                   Six Months Ended
                                                                     September 30
                                                                   1995        1994
                                                                   ----        ----
Operating activities:
   Income (loss) from continuing operations .................   $ (1,015)   $  8,744
   Adjustments for noncash items included in net income:
       Depreciation .........................................      7,274       7,124
       Amortization of intangibles ..........................      3,645       4,364
       Purchased incomplete technology ......................     16,852        --
       Increase (decrease) in deferred taxes ................     (4,717)      3,010
       Other ................................................        (69)         83
   Change in operating assets and liabilities, net of effects
       of purchase acquisitions and divestitures ............    (23,280)    (10,544)
                                                                ---------------------
   Net cash flows provided by (used in) continuing operations     (1,310)     12,781
   Net cash flows used in discontinued operations ...........       --        (3,250)
                                                                ---------------------
   Net cash flows provided by (used in) operating activities      (1,310)      9,531
                                                                ---------------------
Investing activities:
   Purchases of property and equipment ......................     (6,893)     (7,123)
   Disposals of property and equipment ......................        108         246
   Proceeds from sale of businesses .........................      3,819      14,271
   Business acquired in purchase transaction ................     (9,868)       --
   Other ....................................................        974       1,315
                                                                ---------------------
   Net cash flows provided by (used in) investing activities     (11,860)      8,709
                                                                ---------------------
Financing activities:
   Debt borrowings ..........................................     14,901         116
   Repayment of debt ........................................       (488)     (1,161)
   Proceeds from exercise of stock options ..................        586         169
   Purchases of treasury stock ..............................       --       (12,533)
                                                                ---------------------
   Net cash flows provided by (used in) financing activities      14,999     (13,409)
                                                                ---------------------
Effect of exchange rate on cash .............................        664       1,973
                                                                ---------------------
Increase in cash and cash equivalents .......................      2,493       6,804
Cash and cash equivalents at beginning of year ..............     27,795      23,101
                                                                ---------------------
Cash and cash equivalents at end of period ..................   $ 30,288    $ 29,905
                                                                =====================
Supplemental data:
   Cash paid during the period for interest .................   $    960    $  2,507
   Cash paid during the period for income taxes .............   $  5,218    $  2,020
   Tax benefit of disqualifying dispositions of stock options   $    126    $   --
   Stock issued for acquisition of Tele-Path Industries .....   $ 13,700    $   --

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Condensed Consolidated Financial Statements
      In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1995, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1995 and 1994 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Corporation's most recent Form 10-K and Annual Report as of March 31, 1995.

B.    Acquisition
      On September 1, 1995 Dynatech acquired substantially all of the business and assets of Virginia Tele-Path Industries, Inc. (TPI) of Salem, Virginia for approximately $10 million in cash and 688,096 shares of the Corporation's common stock. The Corporation may be required to make additional payments contingent upon the sale of any of the issued shares before December 1, 1995 at an aggregate price below the $19.91 per share. The Corporation has provided a contingency reserve of $2.3 million at the closing date, which will be adjusted when the contingency is resolved. Dynatech has the option to repurchase up to 537,418 shares at $19.91 per share if the market value falls below $15 per share prior to December 1, 1995. TPI manufactures communication test instruments used by regional Bell operating companies and other communication service providers to test North American ISDN technology standards. Acquired complete technology and other intangible assets of approximately $6.7 million are being amortized over five years.

      Incident to this acquisition, the Company purchased the incomplete technology activities of TPI, resulting in a one-time pretax charge in the second quarter of approximately $16.9 million, or ($.56) per share. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model, under which future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company.

C.    Business Restructuring Activities
      In the quarter ended September 30, 1995 Management decided to exit the graphics portion of its video equipment business in order to achieve a more focused product strategy on signal transmission and routing switchers. The Corporation recorded a $3.3 million provision to reflect the revaluation of assets related to discontinued imaging products. In addition, as a result of completing the sale of businesses announced under the corporate-wide restructuring plan in April 1994, the Corporation reversed $3.6 million of the streamlining and restructuring charges recorded against operations in fiscal 1994 of which $2.5 million is reflected as income from continuing operations and $1.1 million, or $647,000 net of tax, is reflected as a reversal of the disposition loss from discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Consolidated sales for the six months ended September 30, 1995 declined 2.9% to $232,291,000 from $239,149,000 for the comparable period in the prior year due to divestments of certain businesses and product lines. Information Support Products segment sales rose 10% for the six months ended in fiscal 1996 reflecting a 16% growth for communications test products and a 29% increase for industrial connectivity products. Sales of medical and diagnostic products in the Diversified Instrumentation segment rose 2% as compared to the comparable period in the prior year. The sale of thirteen businesses and product lines during fiscal 1995 and 1996 resulted in an overall sales reduction of $25.1 million, or 38% for the Diversified Instrumentation segment. Backlog from ongoing operations was $64.9 million at September 30, 1995 compared with $72.1 million at March 31, 1995 reflecting planned backlog reductions in communications test and medical and diagnostic product lines.

Consolidated gross profit for the current quarter and six months was 54.9% and 54.4% of sales, respectively, compared to 52.6% and 52.2% for each of the respective prior year periods. The increase in rate was primarily driven by operating efficiencies from business restructuring. Information Support Products gross margin declined slightly to 56.5% compared to 56.6% in the first half of the prior year, however, medical and diagnostic product margins in the Diversified Instrumentation segment declined to 50.5% compared to 52.5% in the first half of the prior year. Selling, general and administrative expenses were higher as a percent of sales for the second quarter and first half periods from the comparative prior year periods resulting in part from increased selling costs from expanding worldwide sales efforts. Product development expense was 12.4% of sales for the current half year compared to 10.6% in the first half of the prior year. The increase was attributed to communication test and display businesses. Amortization of intangibles, of which $2 million in the first half of fiscal 1996 and $2.3 million in the first half of the prior year related to product technology and was excluded from cost of sales, declined due to business divestments and discontinuance of product lines. Interest expense declined for the current half year as compared with the prior year as a result of repayment of loan debt from operating cash flow. Interest income increased due to higher investment rates and earnings on notes acquired in divestment activities. The effective tax rate declined to 40.5% for the current first half compared to 42.9% in the prior year resulting from lower nondeductible amortization charges.

Excluding the impact of the one time pretax charge of purchased incomplete technology and the provision for discontinued products in the Display product line, offset partially by expense reversals for streamlining and restructuring charges, net income for the current quarter declined 5% to $4,855,000, or $.27 per share, from $5,084,000, or $.29 per share, for the second quarter of the prior year, reflecting higher product development, expenses. Sales from ongoing operations exclusive of divested operations, for the second quarter rose 8% from the comparable prior year quarter reflecting growth principally for communications test, data communications and industrial connectivity products.

CAPITAL RESOURCES AND LIQUIDITY
The Company's funded debt was 14% of total capital at September 30, 1995, a slight increase from the year-end level in Company history of 7% at March 31, 1995. The working capital ratio improved to 2.4 to 1 at September 30, 1995 from 2 to 1 at March 31, 1995. Cash outlays for the streamlining and restructuring actions approximated $2.6 million in the first half of the year. Dynatech believes it has sufficient resources to finance its cash requirements over the next year. The current capital structure provides sufficient financial flexibility to pursue business opportunities.

                           PART I. OTHER INFORMATION

ITEM 6.  (A)  EXHIBITS
            Exhibit 27 - Financial Data Schedule

                           PART II. OTHER INFORMATION

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 27, 1995 in Boston, Massachusetts. A class of three Directors as nominated by management to serve for a three-year term were elected at the meeting. At such meeting 15,919,763 shares were entitled to vote and a plurality of the votes cast were needed for election. The table below discloses the vote with respect to each nominee for office.
                                         IN FAVOR                   WITHHELD
Richard K. Lochridge                    15,872,101                    47,662
O. Gene Gabbard                         15,867,085                    52,678
Ronald L. Bittner                       15,859,727                    60,036


     The terms of William R. Cook, Robert G. Paul and James B. Hangstefer expire in 1996 and the terms of John F. Reno and Theodore Cohn expire at the annual meeting in 1997.

The results of the voting of the following additional items were as follows:

(A)   To approve an increase in the authorized Common Stock.
(B) To approve the Amendment to the 1994 Stock Option and Incentive Plan (as forth in the Board's Proxy Statement).
(C)   To approve the Non-Employee Directors' Stock Compensation Plan

                                                                        BROKER
                                  FOR         AGAINST       ABSTAIN    NON VOTE
Increase Common Stock ......   14,364,005    1,506,125       49,633

Stock Option Amendment .....   11,331,423    1,087,694      100,298    3,400,348

Directors' Stock Plan ......   11,474,673    1,172,752       95,374    3,176,964
Proposal

ITEM 6.  REPORTS ON FORM 8-K

       (b) A Form 8-K was filed by the Registrant on September 7, 1995 reporting the acquisition of Virginia Tele-Path Industries, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DYNATECH CORPORATION



Date    November 3, 1995                   ROBERT H. HERTZ
    ------------------------               Chief Financial Officer and Treasurer