Form 10-Q
period 1995-12-31
DYNATECH CORP
filed 1996-01-23
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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


At January 15, 1996 there were 18,330,207 shares of common stock of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item I. Financial Statements

                              DYNATECH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                      December 31                December 31
                                                 ----------------------     ----------------------

                                                   1995          1994        1995         1994
                                                   ----          ----        ----         ----

Sales ........................................   $ 126,764    $ 127,242    $ 359,055    $ 366,391
Cost of sales ................................      56,783       60,003      162,815      174,301
                                                 ---------    ---------    ---------    ---------
Gross profit .................................      69,981       67,239      196,240      192,090
Selling, general and administrative expense ..      40,835       42,179      119,316      120,607
Product development expense ..................      14,549       12,888       43,380       38,331
Purchased incomplete technology ..............        --           --         16,852         --
Business restructuring activities ............        --           --            800         --
Amortization of intangibles ..................       1,978        2,041        5,623        6,405
                                                 ---------    ---------    ---------    ---------
Operating income .............................      12,619       10,131       10,269       26,747
Interest expense .............................        (506)        (922)      (1,537)      (3,328)
Interest income ..............................         526          301        1,644          895
Other income .................................         509          253        1,052          774
                                                 ---------    ---------    ---------    ---------
Income from continuing operations before
   income taxes ..............................      13,148        9,763       11,428       25,088
Provision for income taxes ...................       5,341        4,155        4,636       10,736
                                                 ---------    ---------    ---------    ---------
Income from continuing operations ............       7,807        5,608        6,792       14,352
Reversal of disposition loss from discontinued
   operations, net of taxes ..................        --           --            647         --
                                                 ---------    ---------    ---------    ---------
Net income ...................................   $   7,807    $   5,608    $   7,439    $  14,352
                                                 ---------    ---------    ---------    ---------

Income per common share
Continuing operations ........................   $    0.43    $    0.32    $    0.37    $    0.80
Discontinued operations ......................        --           --      $    0.04         --
                                                 ---------    ---------    ---------    ---------
                                                 $    0.43    $    0.32    $    0.41    $    0.80
                                                 ---------    ---------    ---------    ---------

Weighted average number of common shares .....      18,336       17,469       17,930       17,945
                                                 ---------    ---------    ---------    ---------

See notes to condensed consolidated financial statements.


                              DYNATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                           December 31     March 31
                                                              1995          1995
                                                              ----          ----
                                                           (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents ...........................   $  34,427    $  27,795
    Accounts receivable, net ............................      81,740       72,152
    Inventories:
         Raw materials ..................................      24,476       26,752
         Work in process ................................      12,406       14,168
         Finished goods .................................      18,730       19,560
                                                            ---------    ---------
                                                               55,612       60,480
    Other current assets ................................      19,658       24,251
                                                            ---------    ---------
         Total current assets ...........................     191,437      184,678
Property and equipment, net .............................      32,310       34,791
Intangible assets, net ..................................      30,649       29,104
Other assets ............................................      11,846        7,819
                                                            ---------    ---------
                                                            $ 266,242    $ 256,392
                                                            ---------    ---------
LIABILITIES

Current liabilities:
    Notes payable and current portion of long-term debt .       4,441        4,374
    Accounts payable ....................................      16,539       19,651
    Streamlining and restructuring accrual ..............       8,024       22,556
    Other accrued expenses ..............................      48,994       46,584
                                                            ---------    ---------
         Total current liabilities ......................      77,998       93,165
Long-term debt ..........................................      14,815        7,915
Deferred income taxes ...................................         630          992
Deferred compensation ...................................         678         --

SHAREHOLDERS' EQUITY

Common stock ............................................       3,721        3,721
Additional paid-in capital ..............................      11,549        7,432
Retained earnings .......................................     158,853      151,414
Cumulative foreign currency adjustments .................         977        2,659
Treasury stock ..........................................      (2,979)     (10,906)
                                                            ---------    ---------
    Total shareholders' equity ..........................     172,121      154,320
                                                            ---------    ---------
                                                            $ 266,242    $ 256,392
                                                            ---------    ---------
See notes to condensed consolidated financial statements

                              DYNATECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                  Nine Months Ended
                                                                     December 31
                                                                  -----------------
                                                                   1995       1994
                                                                   ----       ----
Operating activities:
   Income from continuing operations ........................   $  6,792    $ 14,352
   Adjustments for noncash items included in net income:
       Depreciation .........................................     11,073      10,800
       Amortization of intangibles ..........................      5,623       6,405
       Purchased incomplete technology ......................     16,852        --
       Increase (decrease) in deferred taxes ................     (3,995)      3,273
       Other ................................................        134          96
   Change in operating assets and liabilities, net of effects
       of purchase acquisitions and divestitures ............    (26,042)     (9,097)
                                                                --------    --------
   Net cash flows provided by continuing operations .........     10,437      25,829
   Net cash flows used in discontinued operations ...........       --        (3,250)
                                                                --------    --------
   Net cash flows provided by operating activities ..........     10,437      22,579
                                                                --------    --------
Investing activities:
   Purchases of property and equipment ......................     (9,910)    (11,351)
   Disposals of property and equipment ......................        157         403
   Proceeds from sale of businesses .........................      5,901      24,654
   Business acquired in purchase transaction ................    (12,322)     (1,056)
   Other ....................................................      4,131        (387)
                                                                --------    --------
   Net cash flows provided by (used in) investing activities     (12,043)     12,263
                                                                --------    --------

Financing activities:
   Debt borrowings ..........................................      7,857         612
   Repayment of debt ........................................       (462)     (3,291)
   Proceeds from exercise of stock options ..................        586         720
   Purchases of treasury stock ..............................       --       (12,576)
                                                                --------    --------
   Net cash flows provided by (used in) financing activities       7,981     (14,535)
                                                                --------    --------
Effect of exchange rate on cash .............................        257       1,655
                                                                --------    --------
Increase in cash and cash equivalents .......................      6,632      21,962
Cash and cash equivalents at beginning of year ..............     27,795      23,101
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $ 34,427    $ 45,063
                                                                --------    --------

Supplemental data:
   Cash paid during the period for interest .................   $  1,498    $  4,323
   Cash paid during the period for income taxes .............   $  8,611    $  5,118
   Tax benefit of disqualifying dispositions of stock options   $    126    $     84
   Stock issued for acquisition of Tele-Path Industries .....   $ 13,700        --

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Condensed Consolidated Financial Statements
      In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 1995, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1995 and 1994 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

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

B.   Acquisition and Divestments
      On September 1, 1995 Dynatech acquired substantially all of the business and assets of Virginia Tele-Path Industries, Inc. (TPI) of Salem, Virginia for approximately $12.6 million in cash including a $2.6 million contingent  adjustment  for the stock  price,  and  688,096  shares of the
      Corporation's common stock. TPI manufactures communication test instruments used by regional Bell operating companies and other communication service providers to test North American ISDN technology standards. Acquired complete technology and other intangible assets of approximately $6.7 million are being amortized over five years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Consolidated sales for the three and nine months ended December 31, 1995 as compared to the equivalent periods ended December 31, 1994 are reported in two business segments; Information Support Products and Diversified Instrumentation, as summarized below:

                                Sales by Segment
                                 (In thousands)

                                       Three Months Ended      Nine Months Ended
                                          December 31,            December 31,
                                        1995        1994       1995       1994
                                        ----        ----       ----       ----
Information support products .......   $111,877   $ 98,329   $303,977   $272,234
Diversified Instrumentation:
     Medical and diag. prod ........     14,821     14,790     46,904     46,214
                                       --------   --------   --------   --------
Subtotal - ongoing businesses ......   $126,698   $113,119   $350,881   $318,448
     Divested businesses ...........         66     14,123      8,174     47,943
                                       --------   --------   --------   --------
                                       $126,764   $127,242   $359,055   $366,391
                                       --------   --------   --------   --------

Sales from operations not divested in fiscal 1995 or 1996 (ongoing operations) increased 12% and 10% for the three and nine months ended December 31, 1995 compared to the equivalent prior year periods. Sales declined $14.1 million (11%) and $39.8 million (11%) for the comparable three and nine month periods due to business divestments which included the sale of fourteen businesses. This results in a consolidated sales decline of .4% for the three months and 2% for the nine months ended December 31, 1995 compared to the respective prior year periods. Information Products segment sales increased 14% in the quarter and 12% in the nine months led by strong test and industrial connectivity product growth and solid performance from the recently acquired Tele-Path Industries, Inc., partially offset by continued poor performance in the video products area. Sales of medical and diagnostic products in the Diversified Instrumentation segment were flat for the quarter and up slightly for the nine months. Backlog from ongoing operations was $67.7 million at December 31, 1995 reflecting a small increase for the quarter.

Consolidated gross profit for the current quarter and nine months was 55.2% and 54.7% of sales, respectively, compared to 52.8% and 52.4% for each of the respective prior year periods. The improvement in rate was primarily driven by operating efficiencies from business restructuring and divestitures. Information Support Products gross margin declined slightly in the current nine months to 56.4% compared to 56.7% in the first nine months of the prior year. Medical and diagnostic product margins in the Diversified Instrumentation segment declined to 49.9%, primarily due to introduction of raw material specification changes, compared to 50.8% in the first nine months of the prior year. Selling, general and administrative expenses declined as a percent of sales in the current quarter resulting from prior restructuring actions but were higher as a percent of sales for the first nine months as compared to the comparable periods in the prior year. Product development expense was 11.5% and 12.1% of sales for the current three and nine months, respectively, compared to 10.1% and 10.5% in the first three and nine months of the prior year. The increase reflects increased investment in the communication test and display businesses. Amortization of intangibles, was $3 million in the first nine months of fiscal 1996 and $3.3 million in the first nine months of the prior year. The decline was due to business divestments and discontinuance of product lines. Interest expense declined for the current nine months as compared with the prior year as a result of repayment of loan debt from operating cash flow. Interest income increased due to higher investment rates and earnings on notes acquired in divestment activities. The effective tax rate declined to 40.6% for the current nine months compared to 42.8% in the prior year resulting from lower nondeductible amortization charges.

Net income for the current quarter increased 39% to $7.8 million from $5.6 million for the third quarter of the prior year, resulting in a 34% increase in earings per share for the comparative period. The increase reflects higher gross margins and lower selling general and administrative expenses and tax rate, offset partially by higher product development investment. For the nine months ended December 31, 1995, excluding one-time charges recorded in the second quarter, earnings per share of $.96 were 20% higher than the $.80 for the comparable period in the prior year.

CAPITAL RESOURCES AND LIQUIDITY
The Company's funded debt was 10% of total capital at December 31, 1995. The working capital ratio improved to 2.4 to 1 at December 31, 1995 from 2 to 1 at March 31, 1995. The Company has begun the process of selling the majority of its medical and diagnostic operations as part of plans to focus on its core communications business. Dynatech believes it has sufficient resources to finance its cash requirements over the next year and that the current capital structure provides sufficient financial flexibility to pursue future business opportunities.


                            PART I. OTHER INFORMATION

ITEM 6.  (A)  EXHIBITS

            Exhibit 27  Financial Data Schedule

                           PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

           (a) Exhibit 4 - Revolving Credit and Term Loan Agreement dated October 27, 1995 between Dynatech and the First National Bank of Boston, ABN AMRO Bank N.V., and Mellon Bank is filed herewith.

           (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DYNATECH CORPORATION
                                      -------------------------------------




Date     January 23, 1996             ROBERT H. HERTZ
         --------------------         -------------------------------------
                                      Chief Financial Officer and Treasurer