Form 10-K405
period 1996-03-31
DYNATECH CORP
filed 1996-06-17
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996
                          Commission file number 0-7438

                              DYNATECH CORPORATION

             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS .......................................    04-2258582
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At June 7, 1996, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $596,522,233.

At June 7, 1996 there were 17,663,839 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS.

PRODUCTS AND SERVICES
         Incorporated in Massachusetts in 1959, Dynatech Corporation (the "Company") has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. Production facilities are located in seven states.
         The Company is a global communications equipment firm engaged in the business of developing, manufacturing, marketing, and selling network technology solutions. These solutions can be categorized into three product types:
Communications Test, Industrial and Scientific Communications Systems, and Non-Broadcast Video Technologies. In fiscal 1996, these accounted for 59%, 20%, and 21%, respectively, of consolidated revenues.

                               COMMUNICATIONS TEST

         The Company provides a broad range of test and analysis products, service, and support which enable customers worldwide to develop, manufacture, install, and maintain communications networks and equipment. These products are designed, manufactured, and marketed by Telecommunications Techniques Corporation (TTC), Tele-Path Instruments, Inc. (TPI), and Synergistic Solutions Inc. (SSI), wholly owned subsidiaries of the Company based in Maryland, Virginia, and Georgia, respectively.
         The market for these products comprise: i) service providers including the Bell operating companies, long-distance companies, competitive access providers, cable television operators, and Europe's Post Telephone and Telegraph service providers (PTT); ii) service users including large corporate and government network operators; and iii) manufacturers of communications equipment and systems.
         Since the divestiture of AT&T in 1984, the amount of digital traffic transmitted through the worldwide telecommunications system has increased dramatically, in part due to the proliferation of computer networks and the increased desire to communicate electronically. Growth of LAN backbones and interconnections, high-speed interconnects, Internet access, and cellular/wireless communications systems are leading to the deployment of new high-speed transmission technologies such as Synchronous Optical Network (SONET), Asynchronous Transfer Mode (ATM), frame relay, and Integrated Services Digital Network (ISDN). The market for the Company's products is driven in part by the rapid deployment of these technologies and other new communications standards, as well as efforts on the part of communication service providers and users to improve service quality and to reduce costs. Deregulatory activity around the world, such as the Telecommunications Act of 1996 in the United States, is expected to lead to increased competition among service providers and to further drive demands for more integrated and intelligent test solutions.
         The Company's communications test products are used in two key categories of applications: Transmission Testing and Network Services Testing. Transmission Testing products are geared primarily to long-distance and local service providers for testing the digital transport, digital loop, and the terrestrial portion of wireless communications networks. Network Services Testing products are used by service providers as well as service users to test Datacom Services (the data services provided to businesses) and Internetworking (maintaining the interconnections between LANs and WANs).
         The Company sells its communications test products under the following brand names: T-BERD(R), FIREBERD(R), CENTEST(R), INTERCEPTOR(R), FIBERSCAN(R), TPI(R), and SSI(R).

TRANSMISSION TESTING
         Digital transport test products analyze high-speed ATM, SONET/SDH, DS3, DS1, and DS0 transmission circuits while measuring multiple performance parameters. The products are used by service providers to determine the quality of newly installed high-speed circuits by performing various measurements over a timed test period. The Company introduced in fiscal 1996 a version of its T-BERD

310 analyzer which integrates DS3 ATM functions to enable users to test and maintain ATM switches and facilities as well as high-speed SONET networks.
         The Company's digital transport products also serve the international telecommunications industry by providing portable digital testing capability for transmission systems that operate in accordance with the Consultative Committee on International Telephone and Telegraph (CCITT) standards. These products, marketed under the INTERCEPTOR name, comply with International Telecommunications Union (ITU) standards, which are used everywhere that North American standards are not.
         Digital loop test products test the link between a service provider's central office and the customer premises. Technicians use these products to perform fault location and data quality testing of voice or data circuits, whether carried on copper wire pairs or fiber optic cable.
         The Company's rack-mounted centralized test systems are used in the service provider central office environment to test high-speed communication circuits remotely. The CENTEST models 550 and 650 allow monitoring and testing of DS1 and DS3 signals, respectively, for ongoing maintenance, so that network trouble spots can be quickly identified and mobile repair crews can be efficiently directed from a central location.
         The Company markets, develops, and sells products which are designed to test the terrestrial portion of wireless networks. In fiscal 1996, the Company introduced the INTERCEPTOR 116 and an optional module for its T-BERD 107A analyzer. These products can decode and monitor the quality of compressed voice signals in GSM (Global System for Mobile communications) wireless networks.
         The Company also sells modular, portable fiber optic test instruments which allow both central office and field technicians to isolate fiber optic cable breaks and measure degradation caused by aging connectors and related components. The instruments include an optical time domain reflectometer used to locate cable breaks and damage, an optical power meter used to determine the signal levels on optical fibers, and a stable optical source.

NETWORK SERVICES TESTING
         The Company's data communications analyzers perform up to 60 simultaneous performance and error measurements on a wide range of network transmission equipment. For its family of FIREBERD 4000 and 6000 products, the Company offers a wide range of test interfaces, including Euro-ISDN (a leading European communications service), which enable users to tailor the instrument to specific test requirements. In fiscal 1996, the Company acquired TPI which supplies hand-held, single-function test sets for installing and maintaining ISDN and frame relay circuits.
         The Company markets internetwork protocol analyzers to test and verify interconnections between LANs and WANs. The FIREBERD 500, a Windows-based modular test platform introduced in fiscal 1995, is capable of analyzing ATM, frame relay, FDDI, ISDN, CDPD (a cellular protocol), and SMDS communications networks. The FIREBERD 500 enables network managers to monitor network behavior and to pinpoint problems within the internetwork.

                INDUSTRIAL AND SCIENTIFIC COMMUNICATIONS SYSTEMS

         The Company's industrial and scientific communications products address a worldwide trend towards increasingly complex and sophisticated computing and communications requirements in harsh environments outside of the office and the home.
         By selling through direct marketing channels under the name of Industrial Computer Source, the Company provides a broad range of industrial computer, input/output and accessory products, and communications devices which are designed to operate continuously and reliably under adverse conditions. These products are built to withstand disruptive electrical interference, vibration, extremes of heat and cold, airborne dust, moisture and other hazards.
         The Company's Industrial and Scientific Communications Systems can be classified into the following categories:

RUGGEDIZED COMPUTER SYSTEM CHASSIS
         The Company  specializes  in system  chassis  (computer  enclosures  or housings) that protect either industry-standard motherboards or passive backplane technology for industrial or telecommunications applications. Passive backplanes contain no electronically active components, but act as a place to plug in components or cards such as central processing unit cards. Generally, backplane architectures offer greater flexibility than standard PCs and up to three times the feature card capacity.
         Industrial chassis like the Company's 7310 Series, for example, allow the user to configure all the major components within the system to provide a virtually custom solution for specific application requirements. To this end, the Company offers a complete line of plug-in computer boards with a wide range of computing processors including the Intel Pentium.

GRAPHICAL INDUSTRIAL USER INTERFACE
         The Company offers industrial color and monochrome monitors and accessory products. In a production plant environment, these products can display production process information on a computer screen to simplify interaction with plant machinery and processes.

COMMUNICATING DEVICES
         The Company provides a complete selection of networking products such as LAN adapters, transceivers and repeaters, bridges, hubs, trunk access units, data compressors, as well as other application specific network products and accessories. These products are compatible with most popular network protocols and meet the increasing demands of network managers in a variety of application environments from computer-integrated manufacturing to telecommunications. In these environments, data are being linked for the purpose of analyzing, controlling, or reporting on a variety of parameters such as a factory production process.

STORAGE AND RETRIEVAL SYSTEMS
     The Company provides expansion chassis, such as its Model 6531-RMDB Series of rack mount drive bays which, when loaded with up to eight disk drives of various types, can provide up to 14 gigabytes of storage capacity. These are suited to applications such as telecommunications which require large amounts of memory storage for voice, video, and data communications processing. The Company's line of storage and retrieval products include floppy and hard drives in all popular formats, CD-ROM drives, SIMM memory modules, RAID and tape backup systems.

ENVIRONMENTAL SENSING DEVICES
         The Company sells devices used to convert real world "analog" process signals such as temperature and flow into digital data that can be communicated via the network to other processing units for local or remote analysis, control, reporting, storage or any other use related to improving process efficiency. The Model LC1600-P, for example, typifies modern PC-based input/output boards by providing several different analog and digital data acquisition functions on the same plug-in board.

                        NON-BROADCAST VIDEO TECHNOLOGIES

         The Company sells a range of digital video hardware and software products which are used primary for non-broadcast applications. These products are sold under the names Parallax Graphics, DataViews, AIRSHOW, and daVinci Systems.
         Parallax Graphics' products combine full-color live video using real-time digital video compression with computer graphics and text for such applications as product training, display of financial market information, geographic display, and information systems. These products include a live video windowing system for SUN Microsystems, Hewlett-Packard, DEC, and IBM workstations.
         DataViews software is used in the development of custom graphic user interfaces for various UNIX-based computer systems. Applications for this software include the creation of custom graphics for displaying real-time data such as found in manufacturing process control and communications network analysis.

         AIRSHOW passenger cabin video information systems display position defining maps, airport terminal charts, and in-flight information.
         daVinci Systems line of digital color correction systems are used to enhance and color-match video program and commercial material as it is transferred from film origination to video tape for editing and distribution. These systems are sold to teleproduction and commercial production facilities.
         Dynatech also offers software solutions for the pharmacy industry, via its ComCoTec Rx Claims, an on-line prescription claims adjudication system.

DISCONTINUED OPERATIONS AND DIVESTED BUSINESSES
         During fiscal 1996, the Company announced a formal plan to discontinue certain non-strategic businesses and to sell them during the next 12 to 18 months. Five businesses were sold during fiscal 1996 with an additional ten business held for sale as of March 31, 1996.

CUSTOMERS AND MARKETING
         Dynatech markets its products to a diverse customer base. The Company's products are sold to a broad range of communications service providers, including telephone companies, broadcasters, cable television operations, and a wide array of computer and data communication users, corporate and industrial customers, and scientific and educational organizations.
         Most of the Company's revenues are generated through a direct sales force. The Company also uses distributorships and representative relationships to sell its products in areas of the United States and the rest of the world with relatively low sales volume.

COMPETITION
         The markets in which the Company competes are highly competitive and are characterized by rapidly changing technology. Principal competitors include businesses with significant financial, development, marketing, and manufacturing resources, as well as numerous small specialized companies. The Company believes it holds a relatively favorable position with respect to the important competitive factors in each of its markets. The Company considers rapid product development, product functionality and features, and highly trained technical sales and support staff to be key competitive factors.

MAJOR CUSTOMERS
         The Company's sales of goods and services to various agencies of the United States federal government were approximately $12,785,000, $20,040,000, and $14,600,000 in fiscal years ended 1996, 1995, and 1994, respectively. No single customer accounted for more than 10% of sales in any of the three years.

INTERNATIONAL
         The Company maintains marketing subsidiaries or branches in major countries in Western Europe and Asia and has distribution agreements in many other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from the United States directly to foreign customers) were approximately 20%, 23%, and 25% of consolidated net sales in fiscal years 1996, 1995, and 1994, respectively.
         The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and identifiable assets by geographic area is found in the 1996 Annual Report to Shareholders which is incorporated herein by reference.

PRODUCT DEVELOPMENT
         As the technologies in the Company's markets are continually changing, the Company's success depends on its ability to develop new products and improve existing ones. All businesses within the Company maintain product development capability focused on and experienced in the technologies important to the specific business. Consolidated product development expense in the years ended March 31, 1996, 1995, and 1994 were as follows: $36,456,000, $30,585,000, and
$26,863,000, respectively.

BACKLOG
         The Company's backlog of orders believed to be firm at March 31, 1996 and 1995 were $57,317,000 and $40,343,000, respectively. Of the increase, $13,251,000 related to companies acquired during fiscal 1996.

EMPLOYEES
         The Company employs approximately 1,500 people at its continuing operations. There are approximately 800 additional employees at businesses that are held for sale. The Company's experience has been that employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located. The Company considers its labor relations to be good.

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

         Fireberd, T-Berd, Centest, Interceptor, Fiberscan, and Airshow are among registered trademarks which the Company considers valuable assets.

         Dynatech is a registered service mark of the Company in the United States and a registered trade or service mark (issued or applied for) of the Company in most other major industrialized countries of the world.

SUPPLIERS
         Materials and components used in the Company's products are normally available stock items or can be obtained to Company specifications from more than one potential supplier. The Company's plasticware is molded by subcontractors using molds owned by the Company.
         Some components and assemblies are purchased in Asia under volume contracts.

ENVIRONMENTAL FACTORS
         Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions, the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings, or the competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT
         The executive officers of the Company are as follows:
                                                                       EXECUTIVE
                                                                        OFFICER
NAME                       CURRENT POSITION                       AGE     SINCE
John F. Reno               President and Chief Executive Officer   57     1979
Robert H. Hertz            Treasurer and Chief Financial Officer,  53     1980
                           Clerk
John R. Peeler             Corporate Vice President                41     1992
                           Communications Test Business
George A. Merrick          Corporate Vice President                48     1994
                           Display Business
Roger C. Cady              Corporate Vice President                57     1993
                           Business Development
John A. Mixon              Corporate Vice President                50     1989
                           Human Resources
Robert W. Woodbury, Jr.    Corporate Controller                    39     1996
Nancy J. Jenkins           Assistant Treasurer                     50     1990

         Officers are elected annually by the Board of Directors at its meeting following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been duly elected at any other Director's meeting. There are no arrangements or understandings between any of the Directors or Officers and any other person regarding election as a Director or Officer of the Company.

         Each of the Company's officers has served in various capacities with the Company for more than five years, except Messrs. Cady, Merrick and Woodbury.

         Mr. Cady joined the Company in March 1993. From 1986 to 1993, he was President and founder of Arcadia Consulting, a management consulting firm which assisted high technology companies.

         Mr. Merrick joined the Company in September 1994. From 1990 to 1994, he served as Executive Vice President of Worldwide Sales and Marketing at Ampex Systems Corp., a supplier of professional video, broadcasting, and recording products.
         Mr. Woodbury joined the Company in January 1996. From 1992 to January 1996, he served as Vice President and Controller for Kollmorgen Corporation, a manufacturer of motion control devices. From 1990 to 1992, he was Chief Financial Officer of Kidde Fenwal, Inc., a manufacturer of fire suppression equipment.

ITEM 2. PROPERTIES.
         The Company's policy is generally to lease real property for its manufacturing and sales operations. It does however, own two buildings used for manufacturing. Properties for continuing operations are as follows:

Leased Facilities:
LOCATION                       SQUARE FEET          LEASE TERMINATION
Burlington, Massachusetts        22,200                   1998
Germantown, Maryland             30,000                   2006
Germantown, Maryland             68,000                   2001
Germantown, Maryland             98,000                   2003
Germantown, Maryland             14,700                   1996
San Diego, California            72,860                   1999
Northampton, Massachusetts       22,500                   1996
Tustin, California               24,300                   1999
Salem, Virginia                  21,000                   2004
Lombard, Illinois                23,300                   1998

         The Company has other leases for continuing operations manufacturing space and sales offices, but in each case the total footage is under 15,000 square feet.

         The Company has approximately 370,000 square feet in various facilities in discontinued operations. Two of the facilities are owned and the remainder are leased. The Company expects to transfer the lease obligations to future buyers.

ITEM 3. LEGAL PROCEEDINGS.
         The Company is party to several pending legal proceedings and claims, none of which, in the opinion of management or counsel primarily responsible for such matters, is considered to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

                                     PART II

ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND  RELATED  SECURITY  HOLDER
MATTERS.
         (a) The Company's common stock is quoted on the Nasdaq National Market. The quarterly range of high and low prices for the past two years as reported by the Nasdaq National Market and published in The Wall Street Journal may be found on page 32 in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.
         (b) There were approximately 997 common stockholders of record as of June 7, 1996.
         (c) The Company has never paid a cash dividend on its Common Stock and does not intend to make such a payment in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.
         Reference  is made to  information  contained  in the section  entitled
"Five-Year Summary" on page 16 in the Company's 1996 Annual Report to Shareholders, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Reference is made to the information on pages 17 - 19 in the Company's 1996 Annual Report to Shareholders, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         Reference is made to the Company's consolidated financial statements and notes thereto on pages 20 - 31 in the Company's 1996 Annual Report to Shareholders together with the Report of Independent Accountants dated May 20, 1996 on page 32 thereto and "Summary of Operations by Quarter" on page 32 thereto, copies of which have been filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1996 pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
         Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1996 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Reference is made to the information responsive to Item 403 of
Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1996 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1996 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
(a) Documents filed as part of this report
         (1)      Financial statements
         No financial statements have been filed with this Form 10-K other than those incorporated by reference in Item 8.
         (2)      Financial statement schedules                             Page
                  II.  Valuation and Qualifying Accounts                     14
         Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.
         Individual financial statements of the Company have been omitted because it is primarily an operating Company and no subsidiaries have material minority equity interests, nor are any indebted to any person other than the parent or consolidated subsidiaries, in amounts which are material in relation to total consolidated assets at the date of the March 31, 1996 balance sheet, except indebtedness incurred in the ordinary course of business which is not overdue.

(b) Reports on Form 8-K
         A current report on Form 8-K dated February 5, 1996 was filed by the Company concerning: (i) the agreement for the sale of the assets of Dynatech Laboratories Worldwide; (ii) the Company's plan of disposal to discontinue its operations engaged in broadcast video equipment and selected data transmission operations; and (iii) the authorization by the Board of Directors to repurchase up to 1,000,000 shares of common stock.

(c) Exhibits

EXHIBIT NO.
         (3)      Articles of Organization and By-Laws -
                  (1)     The Registrant's  Restated Articles of Organization is
                      filed herewith as Exhibit 3 (1).
                  (2)     The  Registrant's By-Laws, as amended,  were filed  as
                      Exhibit 3 to Form 10-K for the year ended March 31, 1992, and are incorporated herein by reference.
                  (3)     Shareholder Rights Agreement, dated February 16, 1989,
                      as amended and restated as of March 12, 1990, is filed herewith as Exhibit 3 (3).

         (4) Instruments defining the rights of security holders, including indentures
                  (1)    Multicurrency Revolving Credit and Term Loan Agreement,
                      as amended, dated October 27, 1995 between Dynatech and the First National Bank of Boston, ABW AMRO Bank N.V., and Mellon Bank and is incorporated by reference to Exhibit 4
                     (a) on Form 10-Q for the quarter ended December 31, 1995.

        (10)     Material  Contracts -
                 (1)     1982 Incentive Stock Option Plan, as amended,  is filed
                     herewith as Exhibit 10 (1).
                 (2)     Form of Special Termination  Agreement between Dynatech
                     Corporation and each of Messrs. Barger and Reno is filed herewith as Exhibit 10 (2).
                 (3)     Form of Special Termination  Agreement between Dynatech
                     Corporation and each of its other Executive Officers is filed herewith as Exhibit 10 (3).
                 (4)     1992  Stock  Option  Plan  incorporated by reference to
                     Exhibit 3 to Form 10-Q for the quarter ended June 30, 1992.
                 (5)      Letter  Agreement dated March 24, 1993 by and  between
                     J. P. Barger and Dynatech Corporation incorporated by reference to Exhibit 10 (5) to Form 10-K of the year ended March 31, 1993.
                 (6)      1994 Stock Option and Incentive  Plan incorporated  by
                     reference to Exhibit 4.1 to Form S-8 filed on January 30, 1996.

         (11)     Computation of per share earnings.

         (13) Dynatech Corporation 1996 Annual Report to Shareholders which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities Exchange Commission and is not deemed to be filed.

         (21)     Subsidiaries of the Registrant.

         (23)     Consent of Independent Accountants.

         (27)     Financial Data Schedule.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DYNATECH CORPORATION
                                           ----------------------

June 14, 1996                              By:    ROBERT H. HERTZ
                                           ----------------------
                                           Treasurer and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RICHARD K. LOCHRIDGE     Chairman of the Board, Director           June 14, 1996
- -----------------------

JOHN F. RENO             President and Chief Executive Officer,
- -----------------------  Director                                  June 14, 1996


ROBERT H. HERTZ          Treasurer and Chief Financial Officer     June 14, 1996
- -----------------------

ROBERT W. WOODBURY, JR.  Controller, Principal Accounting Officer  June 14, 1996
- -----------------------

RONALD L. BITTNER        Director                                  June 14, 1996
- -----------------------

WILLIAM R. COOK          Director                                  June 14, 1996
- -----------------------

O. GENE GABBARD          Director                                  June 14, 1996
- -----------------------

JAMES B. HANGSTEFER      Director                                  June 14, 1996
- -----------------------

L. DENNIS KOZLOWSKI      Director                                  June 14, 1996
- -----------------------

ROBERT G. PAUL           Director                                  June 14, 1996
- -----------------------

PETER VAN CUYLENBURG     Director                                  June 14, 1996
- -----------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of  Dynatech Corporation:

         Our report on the consolidated financial statements of Dynatech Corporation has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Shareholders of Dynatech Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 195 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
May 20, 1996

SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                          MARCH 31, 1996, 1995 AND 1994

                  RESERVE FOR DOUBTFUL ACCOUNTS (In thousands)

BALANCE, March 31, 1993 .................................   $ 3,634(a)
         Additions charged to income ....................     1,232
         Write-off of uncollectible accounts, net .......      (961)
                                                            -------

BALANCE, March 31, 1994 .................................     3,905(a)
         Additions charged to income ....................     2,685
         Write-off of uncollectible accounts, net .......    (1,293)
         Allowances of divisions sold ...................      (220)
                                                            -------

BALANCE, March 31, 1995 .................................     5,077(a)
         Additions charged to income ....................       356
         Write-off of uncollectible accounts, net .......      (494)
         Allowances reclassified, related to
             discontinued operations                         (3,982)

BALANCE, March 31, 1996 .................................   $   957
                                                            =======


(a) Prior year balances have not been restated to reflect elimination of discontinued operations.