Form 10-Q
period 1996-06-30
DYNATECH CORP
filed 1996-08-09
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

At July 15, 1996 there were 17,072,264 shares of common stock of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                              DYNATECH CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30
                                                           ------------------
                                                             1996       1995
                                                           -------    -------

Sales                                                      $81,122    $66,758
Cost of sales                                               30,248     25,249
                                                           -------    -------
Gross profit                                                50,874     41,509
Selling, general and administrative expense                 26,059     22,861
Product development expense                                  9,646      9,195
Amortization of intangibles                                  1,566      1,089
                                                           -------    -------
Operating income                                            13,603      8,364
Interest expense                                              (106)      (549)
Interest income                                                643        561
Other income                                                   117        106
                                                           -------    -------
Income from continuing operations                           14,257      8,482
Provision for income taxes                                   5,845      3,435
                                                           -------    -------
Net income from continuing operations                        8,412      5,047
Loss from discontinued operations, net of tax benefit           --        422
                                                           -------    -------
Net income                                                 $ 8,412    $ 4,625
                                                           =======    =======
Income per common share:
   Continuing operations                                   $  0.46    $  0.28
   Discontinued operations                                      --    $ (0.02)
                                                           -------    -------
                                                           $  0.46    $  0.26
                                                           =======    =======

Weighted average number of common shares                    18,301     17,594
                                                           =======    =======





See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            June 30    March 31
                                                             1996         1996
                                                           --------    --------
ASSETS                                                    (Unaudited)

Current assets:
    Cash and cash equivalents                              $ 51,298    $ 46,094
    Accounts receivable, net                                 47,661      45,367
    Inventories:
        Raw materials                                         9,640      10,210
        Work in process                                       8,728       9,381
        Finished goods                                        7,131       7,325
                                                           --------    --------
                                                             25,499      26,916
    Other current assets                                      6,437       5,981
    Net assets of discontinued operations held for sale      16,274      22,824
                                                           --------    --------
        Total current assets                                147,169     147,182
Property and equipment, net                                  18,409      18,551
Intangible assets, net                                       26,845      28,406
Other assets                                                 11,108      11,050
                                                           --------    --------
                                                           $203,531    $205,189
                                                           ========    ========
LIABILITIES

Current liabilities:
    Notes payable and current portion of long-term debt    $    339    $    655
    Accounts payable                                          9,226       9,849
    Other accrued expenses                                   29,140      29,878
    Accrued income taxes                                      3,199         939
                                                           --------    --------
        Total current liabilities                            41,904      41,321
Long-term debt                                                   --       1,800
Deferred income taxes                                           411         531
Deferred compensation                                           907         818

SHAREHOLDERS' EQUITY

Common stock                                                  3,721       3,721
Additional paid-in capital                                   10,090      12,102
Retained earnings                                           174,069     165,657
Cumulative translation adjustments                              258         342
Treasury stock                                              (27,829)    (21,103)
                                                           --------    --------
    Total shareholders' equity                              160,309     160,719
                                                           --------    --------
                                                           $203,531    $205,189
                                                           ========    ========

See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                         June 30
                                                                  --------    -------
                                                                    1996        1995
                                                                  --------    -------
Operating activities:
   Net income                                                     $  8,412    $ 5,047
   Adjustments for noncash items included in net income:
      Depreciation                                                   2,156      2,060
      Amortization of intangibles                                    1,566      1,089
      Increase in deferred taxes                                       110        584
      Other                                                            121         61
   Change in operating assets and liabilities, net of effects
      of business acquisitions and divestitures                    (12,264)    (9,278)
                                                                  --------    -------
   Net cash flows provided by (used in) continuing operations          101       (437)
   Net cash flows provided by (used in) discontinued operations      8,205     (5,766)
   Net cash flows provided by (used in) operating activities         8,306     (6,203)
                                                                  --------    -------

Investing activities:
   Purchases of property and equipment                              (1,862)    (2,256)
   Disposals of property and equipment                                  30         11
   Proceeds from sale of businesses                                 10,267      1,668
   Other                                                                17        425
                                                                  --------    -------
   Net cash flows provided by (used in) continuing operations        8,452       (152)
   Net cash flows (used in) discontinuing operations                  (526)      (263)
                                                                  --------    -------
   Net cash flows provided by (used in) investing activities         7,926       (415)
                                                                  --------    -------

Financing activities:
   Debt borrowings                                                      --      8,588
   Repayment of debt                                                (2,125)      (426)
   Proceeds from exercise of stock options                             638        170
   Purchases of treasury stock                                      (9,469)        --
                                                                  --------    -------
   Net cash flows provided by (used in) financing activities       (10,956)     8,332
                                                                  --------    -------
Effect of exchange rate on cash                                        (72)       860
                                                                  --------    -------
Increase in cash and cash equivalents                                5,204      2,574
Cash and cash equivalents at beginning of year                      46,094     27,795
                                                                  --------    -------
Cash and cash equivalents at end of period                        $ 51,298    $30,369
                                                                  ========    =======

Supplemental data:
   Cash paid during the period for interest                       $    154    $   486
   Cash paid during the period for income taxes                   $  2,041    $   195
   Tax benefit of disqualifying dispositions of stock options           --    $   107


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Condensed Consolidated Financial Statements
     In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1996, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1996 and 1995 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10K for the fiscal year ended March 31, 1996.

     This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the company's accounting policies, and other risks detailed in the Company's Annual Report and 10K for the fiscal year ended March 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, and the net realizable value of assets from discounted operations held for sale. Actual results could differ from those estimates.



B.   Divestments
     During the quarter ended June 30, 1996, the Company sold two businesses for approximately $10.3 million in cash. The effects of these transactions were reflected in the net assets held for sale and did not effect fiscal 1997 earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Consolidated sales from continuing operations for the three months ended June 30, 1996 were $81,122,000 compared to $66,758,000 in the prior fiscal year's first quarter. Communication test sales rose 27% for the three months ended in fiscal 1997. The increase was due in part to acquired businesses in the last half of fiscal year 1996. Sales for the Industrial and Scientific communications and non-Broadcast Video Technology segments were up 17% and 11%, respectively over the corresponding quarter ending June 30, 1995. Backlog from ongoing operations was $55.6 million at June 30, 1996 compared with $57.3 million at March 31, 1996. The decrease was due to shipments from backlog generated by large incoming orders in the March quarter in the Communications Test division.

Consolidated gross profit from continuing operations was 62.7% for the current quarter compared to 62.2% in the prior fiscal year quarter. The increase in rate is a result of strong sales of certain higher margin communication test products and industrial and scientific communications products. Product development expense increased 4.9% for the quarter ended June 30, 1996 versus the three months ended June 30, 1995. As a percentage of sales, product development decreased to 11.9% as compared to 13.8% in the comparable quarter a year ago. Amortization of intangible assets was $1.6 million in the first quarter of fiscal 1997 and $1.1 million in the first quarter of the prior year. The increase year over year is due to Communication Test acquisitions made during the second half of fiscal 1996. Selling, General and Administrative expense as a percentage of sales declined to 32.1% for the first quarter of fiscal 1997 as compared to 34.2% in the corresponding quarter a year ago. The decrease was due to greater efficiencies in selling communications products and leverage in sales costs for industrial and scientific communications products. Interest income increased due to earnings on cash received from proceeds of assets held for sale. The effective tax rate was 41% for the first quarter of fiscal 1997 compared to 40.5% in the prior year quarter resulting from higher nondeductible amortization charges.

Net income from continuing operations increased 67% to $8,412,000 for the quarter ended June 30, 1996 from $5,047,000 for the first quarter of this prior year, reflecting increased sales of 22%, higher gross margins, lower general, administrative and selling costs, and higher interest income, partially offset by higher product development and increased amortization cost. Earnings per share for the quarter ended June 30, 1996 were $.46 representing a 64% increase as compared to the prior year period.

Capital Resources and Liquidity
- -------------------------------

The Company's funded debt was .2% of total capital at June 30, 1996, a decrease from 1.5% at March 31, 1996. The working capital rate decreased slightly to 3.5 to 1 at June 30, 1996 from 3.6 to 1 at March 31, 1996. Cash inflows from proceeds of business assets held for sale approximated $10.3 million in the first quarter. Cash outflows of approximately $9.5 million were used to purchase treasury stock. Dynatech believes it has sufficient resources to finance its cash requirements over the next year. The current capital structure provides sufficient financial flexibility to pursue business opportunities.

                            PART I. OTHER INFORMATION
                            -------------------------

Item 6. (a) Exhibits

      Exhibit 27 Financial Data Schedule


                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Reports on Form 8-K

      (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DYNATECH CORPORATION
                                        ----------------------------------------



Date     August 9, 1996                 ALLAN M. KLINE
    -------------------------           ----------------------------------------
                                        Vice President, Chief Financial Officer
                                        and Treasurer



Date     August 9, 1996                 ROBERT W. WOODBURY, JR.
    -------------------------           ----------------------------------------
                                        Corporate Controller,
                                        Principal Accounting Officer