Form 10-Q
period 1996-09-30
DYNATECH CORP
filed 1996-11-05
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

At October 15, 1996 there were 17,047,813 shares of common stock of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                              DYNATECH CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands except per share data)
                                                    (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                               September 30                   September 30
                                                            1996           1995           1996            1995
                                                          -------        -------        --------        --------

Sales                                                     $85,725        $68,513        $166,847        $135,271
Cost of sales                                              31,262         26,262          61,510          51,511
                                                          -------        -------        --------        --------
Gross profit                                               54,463         42,251         105,337          83,760
Selling, general and administrative expense                27,888         23,848          53,947          46,709
Product development expense                                10,256          9,001          19,902          18,196
Purchased incomplete technology                                --         16,852              --          16,852
Amortization of intangibles                                 1,559          1,165           3,125           2,254
                                                          -------        -------        --------        --------
Operating income (Loss)                                    14,760         (8,615)         28,363            (251)
Interest expense                                             (173)          (482)           (279)         (1,031)
Interest income                                               581            557           1,224           1,118
Other income                                                  305            320             422             426
                                                          -------        -------        --------        --------
Income (Loss) from continuing operations
   before income taxes                                     15,473         (8,220)         29,730             262
Provision (Benefit) for income taxes                        6,196         (3,337)         12,041              98
                                                          -------        -------        --------        --------
Income (Loss) from continuing operations                    9,277         (4,883)         17,689             164
Loss from discontinued operations, net of taxes                --            110              --             532
                                                          -------        -------        --------        --------
Net income (Loss)                                         $ 9,277        $(4,993)       $ 17,689        $   (368)
                                                          =======        =======        ========        ========
Income (Loss) per common share:
   Continuing Operations                                  $  0.52        $  (.27)       $   0.98        $   0.01
   Discontinued Operations                                     --           (.01)             --            (.03)
                                                          -------        -------        --------        --------
                                                          $  0.52        $  (.28)       $   0.98        $   (.02)
                                                          =======        =======        ========        ========

Weighted average number of common shares                   17,914         17,858          18,106          17,727
                                                          =======        =======        ========        ========



See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                                      Sept. 30              March 31
                                                                        1996                  1996
                                                                      --------              --------
                                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 49,384              $ 46,094
    Accounts receivable, net                                            51,599                45,367
    Inventories:
        Raw materials                                                    9,583                10,210
        Work in process                                                  9,351                 9,381
        Finished goods                                                   6,484                 7,325
                                                                      --------              --------
                                                                        25,418                26,916
    Other current assets                                                 8,041                 5,981
    Net assets of discontinued operations held for sale                 19,435                22,824
                                                                      --------              --------
        Total current assets                                           153,877               147,182
Property and equipment, net                                             18,240                18,551
Intangible assets, net                                                  25,038                28,406
Other assets                                                            11,205                11,050
                                                                      --------              --------
                                                                      $208,360              $205,189
                                                                      ========              ========
LIABILITIES
Current liabilities:
    Notes payable & current portion of long-term debt                 $    105              $    655
    Accounts payable                                                    10,206                 9,849
    Other accrued expenses                                              30,561                30,817
                                                                      --------              --------
        Total current liabilities                                       40,872                41,321
Long-term debt                                                           8,500                 1,800
Deferred income taxes                                                      286                   531
Deferred compensation                                                    1,193                   818
SHAREHOLDERS' EQUITY
Common stock                                                             3,721                 3,721
Additional paid-in capital                                               9,053                12,102
Retained earnings                                                      183,346               165,657
Cumulative translation adjustments                                         361                   342
Treasury stock                                                         (38,972)              (21,103)
                                                                      --------              --------
    Total shareholders' equity                                         157,509               160,719
                                                                      --------              --------
                                                                      $208,360              $205,189
                                                                      ========              ========


See notes to condensed consolidated financial statements

                              DYNATECH CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                                     Six Months Ended
                                                                                       September 30
                                                                                  1996              1995
                                                                                --------          --------
Operating activities:
   Income from continuing operations                                            $ 17,689          $    164
   Adjustments for noncash items included in net income:
      Depreciation                                                                 4,441             4,051
      Amortization of intangibles                                                  3,125             2,254
      Purchased incomplete technology                                                 --            16,852
      Increase (Decrease) in deferred taxes                                          445            (3,102)
      Other                                                                          253              (158)
   Change in operating assets and liabilities, net of effects
      of business acquisitions and divestitures                                   (7,054)           (7,616)
                                                                                --------          --------
   Net cash flows provided by continuing operations                               18,899            12,445
   Net cash flows (used in) discontinued operations                               (5,744)          (13,755)
                                                                                --------          --------
   Net cash flows provided by (used in) operating activities                      13,155            (1,310)
                                                                                --------          --------
Investing activities:
   Purchases of property and equipment                                            (4,318)           (4,581)
   Disposals of property and equipment                                               162                26
   Proceeds from sales of businesses                                              10,267             3,819
   Business acquired in purchase transaction                                          --            (9,868)
   Other                                                                               7               142
                                                                                --------          --------
   Net cash flows provided by (used in) continuing operations                      6,118           (10,462)
   Net cash flows (used in) discontinuing operations                                (884)           (1,398)
                                                                                --------          --------
   Net cash flows provided by (used in) investing activities                       5,234           (11,860)
                                                                                --------          --------
Financing activities:
   Debt borrowings                                                                 6,700            14,901
   Repayment of debt                                                                (571)             (488)
   Proceeds from exercise of stock options                                         1,195               586
   Purchases of treasury stock                                                   (22,334)               --
                                                                                --------          --------
   Net cash flows provided by (used in) financing activities                     (15,010)           14,999
                                                                                --------          --------
Effect of exchange rate on cash                                                      (89)              664
                                                                                --------          --------
Increase in cash and cash equivalents                                              3,290             2,493
                                                                                --------          --------
Cash and cash equivalents at beginning of year                                    46,094            27,795
                                                                                --------          --------
Cash and cash equivalents at end of period                                      $ 49,384          $ 30,288
                                                                                ========          ========
Supplemental data:
   Cash paid during the period for interest                                     $    279          $    960
   Cash paid during the period for income taxes                                 $ 13,498          $  3,155

   Tax benefit of disqualifying dispositions of stock options                   $     --          $    126
   Stock issued for acquisition of Tele-Path Industries                         $     --          $ 13,700


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Condensed Consolidated Financial Statements
     In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1996, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1996 and 1995 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

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

     This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the company's accounting policies, and other risks detailed in the Company's Annual Report and 10K for the fiscal year ended March 31, 1996 .

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

B.   Divestments
     During the first six months of fiscal 1997, the Company sold two businesses for approximately $10.3 million in cash. The effects of these transactions were reflected in the net assets held for sale and did not effect fiscal 1997 earnings. In October 1996 the Corporation sold three businesses which have been classified as discontinued operations for approximately $33 million. The Company expects to dispose of the remaining units held for sale during fiscal 1997. Management believes that the net proceeds from these dispositions will exceed the carrying amounts and anticipated ongoing costs to operate the business in 1997. Anticipated gains will not be reflected in the statements of operations until they are realized at the completion of the divestiture program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations
--------------------------------

Consolidated sales for the six months ended September 30, 1996 increased 23% to $166,847,000 from $135,271,000 for the comparable period in the prior year. Communications Test sales rose 29.0% for the six months ended in fiscal 1997. The increase was due in part to acquired businesses in the second half of fiscal 1996. Sales for the Industrial and Scientific Communications and Non-Broadcast Video Technology business were up 18.5% and 12.4%, respectively, over the corresponding six months ended September 30, 1996. Backlog from ongoing operations was $64.7 million at September 30, 1996 as compared with $57.3 million at March 31, 1996. The increase is due to strong demand for frame relay and ISDN test equipment in the Communications Test business as well as increased orders for aircraft passenger video information systems in the Non-Broadcast Video Technology business.

Consolidated Gross Profit for the current quarter and six months was 63.5% and 63.1% of sales, respectively, compared to 61.7% and 61.9% for each of the respective prior year periods. The increase in Gross Profit is a result of increased sales of higher margin products in all areas of the business. Product Development expense was 12.0% of sales for the current quarter and 11.9% for the first six months of fiscal 1997 as compared to 13.1% and 13.4% for the comparable periods in the prior year. Selling, General and Administrative expenses were 32.5% and 32.3% for the second quarter and six months ended September 30, 1996 as compared to 34.8% and 34.5% for the corresponding periods a year ago. The decrease is due to greater efficiencies in selling communications products and leverage in sales costs in the industrial and scientific communications businesses. The increase in amortization of intangible assets, $1.6 million for the second quarter and $3.1 million for the half as compared to $1.2 million and $2.3 million, respectively, for the prior year, is due to Communication Test acquisitions made during the second half of fiscal 1996. Interest income increased due to earnings on cash received from proceeds of assets held for sale. The effective tax rate was 40% and 40.5% for the three and six month periods ended September 30, 1996. The decrease in the second quarter was due to profit mix in lower state tax jurisdictions.

Capital Resources and Liquidity
-------------------------------

The Company's funded debt was 5.2% of total capital at September 30, 1996, an increase from 1.5% at March 31, 1996. The current ratio rate increased to 3.8 to 1 at September 30, 1996 from 3.6 to 1 at March 31, 1996. Cash inflows from proceeds of business assets held for sale approximated $10.3 million in the first half of fiscal 1997 with related cash outflows of approximately $5.7 million. Additionally, $33 million was received in October from the sale of three businesses. Net cash flows from operating activities were $13.2 million for the six-month period ended September 30, 1996. Cash outflows of approximately $22.3 million were used to purchase 697,500 shares of treasury stock. The total number of shares authorized for repurchase under the current plan has been increased to 3,000,000. Approximately 1,500,000 have been repurchased to date. Dynatech believes it has sufficient resources to finance its cash requirements over the next year.

                            PART I. OTHER INFORMATION
                            -------------------------

Item 6. (a) Exhibits

        Exhibit 27 - Financial Data Schedule

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Results of Votes of Security Holders

The annual meeting of Stockholders was held on July 30, 1996 in Boston, Massachusetts. A class of two directors as nominated by the Board of Directors to serve for a three-year term were elected at the meeting. At such meeting, 17,663,839 shares were entitled to vote and a plurality of the votes cast were needed for election. The table below discloses the vote with respect to each nominee for office.

                                    IN FAVOR              WITHHELD
                                    --------              --------

             William R. Cook       16,092,104             1,571,735
             Robert G. Paul        16,092,304             1,571,535

The terms of L. Dennis Kozlowski, Peter van Cuylenburg, and John F. Reno will expire in 1997 and the terms of Ronald L. Bittner, O. Gene Gabbard, and Richard
K. Lochridge expire at the annual meeting in 1998.

The results of the voting of the additional items were as follows:

      (a)  To approve the 1996 Employee Stock Purchase Plan (as set forth in the
           Board's Proxy Statement)

                                     FOR        AGAINST      ABSTAIN    BROKER NON-VOTE
                                     ---        -------      -------    ---------------

Employee Stock Purchase Plan     14,728,067    1,340,989     60,692        1,534,091

Item 6.  Reports on Form 8-K

      (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DYNATECH CORPORATION
                                         ---------------------------------------


Date     November 5, 1996                ALLAN M. KLINE
    --------------------------           ---------------------------------------
                                         Vice President, Chief Financial Officer
                                         and Treasurer

Date     November 5, 1996                ROBERT W. WOODBURY, JR.
    --------------------------           ---------------------------------------
                                         Corporate Controller,
                                         Principal Accounting Officer