Form 10-Q
period 1996-12-31
DYNATECH CORP
filed 1997-02-12
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

At January 15, 1997 there were 18,605,706 shares of common stock of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                              DYNATECH CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands except per share data)
                                                    (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                            December 31                    December 31
                                                        1996           1995           1996            1995
                                                      -------        -------        --------        --------

Sales                                                 $92,007        $80,540        $258,854        $215,811
Cost of sales                                          33,522         30,623          95,032          82,134
                                                      -------        -------        --------        --------
Gross profit                                           58,485         49,917         163,822         133,677
Selling, general and administrative expense            30,084         26,238          84,031          72,947
Product development expense                            10,163          9,094          30,065          27,290
Purchased incomplete technology                        20,627             --          20,627          16,852
Amortization of intangibles                             1,558          1,389           4,683           3,643
                                                      -------        -------        --------        --------
Operating income (Loss)                                (3,947)        13,196          24,416          12,945
Interest expense                                          (86)          (506)           (365)         (1,537)
Interest income                                           942            526           2,166           1,644
Other income                                              130            490             552             916
                                                      -------        -------        --------        --------
Income (Loss) from continuing operations
  before income taxes                                  (2,961)        13,706          26,769          13,968
Provision (Benefit) for income taxes                      (65)         5,565          11,976           5,663
                                                      -------        -------        --------        --------
Income (Loss) from continuing operations               (2,896)         8,141          14,793           8,305
Loss from discontinued operations, net of taxes            --           (334)             --            (866)
                                                      -------        -------        --------        --------
Net income (Loss)                                     $(2,896)       $ 7,807        $ 14,793        $  7,439
                                                      =======        =======        ========        ========
Income (Loss) per common share:
  Continuing Operations                               $ (0.16)       $  0.45        $   0.82        $   0.46
  Discontinued Operations                                  --        $  (.02)             --        $   (.05)
                                                      -------        -------        --------        --------
                                                      $ (0.16)       $  0.43        $   0.82        $   0.41
                                                      =======        =======        ========        ========

Weighted average number of common shares               18,161         18,336          18,124          17,930
                                                      =======        =======        ========        ========



See notes to condensed consolidated financial statements.

                                                                               3
                              DYNATECH CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                               Dec. 31               March 31
                                                                1996                   1996
                                                              --------               --------
                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                 $ 56,781               $ 46,094
    Accounts receivable, net                                    63,018                 45,367
    Inventories:
         Raw materials                                          18,002                 10,210
         Work in process                                        12,573                  9,381
         Finished goods                                          8,798                  7,325
                                                              --------               --------
                                                                39,373                 26,916
    Other current assets                                         8,985                  5,981
    Net assets of discontinued operations held for sale          4,283                 22,824
                                                              --------               --------
         Total current assets                                  172,440                147,182
Property and equipment, net                                     22,264                 18,551
Intangible assets, net                                          49,538                 28,406
Other assets                                                    18,393                 11,050
                                                              --------               --------
                                                              $262,635               $205,189
                                                              ========               ========
LIABILITIES
Current liabilities:
    Notes payable & current portion of long-term debt         $    511               $    655
    Accounts payable                                            14,954                  9,849
    Other accrued expenses                                      49,079                 30,817
                                                              --------               --------
         Total current liabilities                              64,544                 41,321
Long-term debt                                                  40,280                  1,800
Deferred income taxes                                              156                    531
Deferred compensation                                            1,333                    818
SHAREHOLDERS' EQUITY
Common stock                                                     3,721                  3,721
Additional paid-in capital                                       8,769                 12,102
Retained earnings                                              180,450                165,657
Cumulative translation adjustments                               1,760                    342
Treasury stock                                                 (38,378)               (21,103)
                                                              --------               --------
         Total shareholders' equity                            156,322                160,719
                                                              --------               --------
                                                              $262,635               $205,189
                                                              ========               ========

See notes to condensed consolidated financial statements.

                                                                               4
                              DYNATECH CORPORATION

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   (In thousands)

                                                                                    Nine Months Ended
                                                                                       December 31
                                                                                  1996             1995
                                                                                --------         --------
Operating activities:
   Income from continuing operations                                            $ 14,793         $  8,305
   Adjustments for noncash items included in net income:
       Depreciation                                                                6,710            6,255
       Amortization of intangibles                                                 4,683            3,643
       Purchased incomplete technology                                            20,627           16,852
       Increase (Decrease) in deferred taxes                                         938           (2,635)
       Other                                                                         390               81
   Change in operating assets and liabilities, net of effects
       of business acquisitions and divestitures                                 (29,451)          (6,746)
                                                                                --------         --------
   Net cash flows provided by continuing operations                               18,690           25,755
   Net cash flows provided by (used in) discontinued operations                    3,761          (15,318)
                                                                                --------         --------
   Net cash flows provided by operating activities                                22,451           10,437
                                                                                --------         --------
Investing activities:
   Purchases of property and equipment                                            (6,676)          (6,255)
   Disposals of property and equipment                                               186              117
   Proceeds from sales of businesses                                              44,467            5,901
   Business acquired in purchase transaction                                     (65,751)         (12,322)
   Other                                                                            (256)            (614)
                                                                                --------         --------
   Net cash flows (used in) continuing operations                                (28,030)         (13,173)
   Net cash flows provided by (used in) discontinuing operations                    (911)           1,130
                                                                                --------         --------
   Net cash flows used in investing activities                                   (28,941)         (12,043)
                                                                                --------         --------
Financing activities:
   Debt borrowings                                                                39,750            7,857
   Repayment of debt                                                                (390)            (462)
   Proceeds from exercise of stock options                                         1,382              586
   Purchases of treasury stock                                                   (22,334)              --
                                                                                --------         --------
   Net cash flows provided by financing activities                                18,408            7,981
                                                                                --------         --------
Effect of exchange rate on cash                                                   (1,231)             257
                                                                                --------         --------
Increase in cash and cash equivalents                                             10,687            6,632
                                                                                --------         --------
Cash and cash equivalents at beginning of year                                    46,094           27,795
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 56,781         $ 34,427
                                                                                ========         ========
Supplemental data:
   Cash paid during the period for interest                                     $    426         $  1,498
   Cash paid during the period for income taxes                                 $ 22,471         $  7,911
   Tax benefit of disqualifying dispositions of stock options                   $     --         $    126
   Stock issued for acquisition of Tele-Path Industries                         $     --         $ 13,700


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Condensed Consolidated Financial Statements
      In the opinion of management ("Dynatech" or the "Company"), the unaudited condensed consolidated balance sheet at December 31, 1996, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1996 and 1995 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly those financial statements.

      In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report or Form 10-K for the fiscal year ended March 31, 1996.

      This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, consolidating of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report and 10-K for the fiscal year ended March 31, 1996.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, and its net realizable value of assets from discontinued operations held for sale. Actual results could differ from those estimates.

B.    Acquisitions
      On December 31, 1996 Dynatech acquired substantially all of the business and assets and assumed certain liabilities of Itronix Corporation ("Itronix") of Spokane, Washington for approximately $65.8 million in cash, of which approximately $40 million of debt was borrowed under the Company's line of credit. Itronix designs and manufactures ruggedized integrated computing and communications devices which help make inside service technicians more efficient. The products are used by organizations with large mobile service fleets, such as telephone companies, communication service providers and insurance companies. Acquired complete technology and other intangible assets of approximately $26.5 million are being amortized over two to fifteen years.

      Incident to this acquisition, the Company purchased the incomplete technology activities of Itronix, resulting in a one-time pretax charge in the quarter ended December 31, 1996 of approximately $20.6 million, or ($.74) per share after tax. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model, under which future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target market and to the completion of the products that will ultimately be marketed by the Company.

C.    Divestments
      During the first nine months of fiscal 1997, the Company sold six businesses for approximately $44.5 million in cash. The effects of these transactions were reflected in the net assets held for sale and did not effect fiscal 1997 earnings. In January 1997 the Corporation sold one business which had been classified as discontinued operations for approximately $1.7 million. The Company intends to dispose of the remaining units held for sale during fiscal 1997. Management believes that the net proceeds from these dispositions will exceed the carrying amounts and anticipated ongoing costs to operate the business in 1997. Anticipated gains will not be reflected in the statements of operations until they are realized at the completion of the divestiture program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations
--------------------------------

Consolidated sales increased 14.2% and 20.0% for the three and nine months ended December 31, 1996, respectively, compared to the equivalent prior year periods. Communications Test sales rose 25.0% for the nine months ended in fiscal 1997. The increase is attributable in part to sale of test systems reflecting the ongoing investment by new service providers to expand their network infrastructures. Sales for the Industrial and Scientific Communications and Non-Broadcast Video Technology business were up 10.0% and 14.0%, respectively, over the corresponding nine months ended December 31, 1996. Backlog from ongoing operations was $52.4 million at December 31, 1996 as compared with $57.3 million at March 31, 1996. The decrease is due in part to the high level of shipments of wireless test products in the Communications Test business.

Consolidated Gross Profit for the current quarter and nine months was 63.6% and 63.3% of sales, respectively, compared to 62.0% and 61.9% for each of the respective prior year periods. The increase in Gross Profit is a result of increased sales of certain higher margin products. Product Development expense was 11.0% of total sales for the current quarter and 11.6% of total sales for the first nine months of fiscal 1997 as compared to 11.3% and 12.6%, respectively, for the comparable periods in the prior year. Selling, General and Administrative expenses were 32.7% and 32.5% for the three and nine months ended December 31, 1996, respectively, as compared to 32.6% and 33.8%, respectively, for the corresponding periods a year ago. While relatively unchanged for the current three months, the nine month decrease is due to greater efficiencies in selling communications test products, leverage in sales costs in the industrial and scientific communications business and the effect of 1996 communications test acquisitions. The increase in amortization of intangible assets, $1.6 million for the third quarter and $4.7 million for the nine months as compared to $1.4 million and $3.6 million, respectively, for the prior year, is due to Communication Test acquisitions made during the second half of fiscal 1996. Interest income increased due to earnings on cash received from proceeds of assets held for sale. The effective tax rate for the nine months ended December 31, 1996 was 40.5% excluding a one-time charge for purchased incomplete technology. The effective rate including the one-time charge is 44.7%. The difference in rate is attributable to the non-tax deductibility on a state basis of the incomplete technology charge.

Capital Resources and Liquidity
-------------------------------
The Company's funded debt was 20.7% of total capital at December 31, 1996, as compared to 1.5% at March 31, 1996. The increase is due to borrowings utilized to facilitate the acquisition of Itronix Corporation in the third quarter. The current ratio rate decreased to 2.7 to 1 at December 31, 1996 from 3.6 to 1 at March 31, 1996. Cash inflows from proceeds of business assets held for sale approximated $44.5 million in the first nine months of fiscal 1997 with related cash inflows of approximately $3.8 million from discontinued operations. Cash outflows of approximately $65.8 million were expended for the purchase of Itronix Corporation in the third quarter. Net cash flows from operating activities were $18.7 million for the nine-month period ended December 31, 1996. Cash outflows of approximately $22.3 million were used to purchase 697,500 shares of treasury stock. The total number of shares authorized for repurchase under the current plan has been increased to 3,000,000. Approximately 1,500,000 have been repurchased to date. Dynatech believes it has sufficient resources to finance its cash requirements over the next year.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     A Form 8-K was filed by the registrant on October 21, 1996, pursuant to
     Item 2 of Form 8-K, reporting the sale of business assets of Unex Corporation.

     A Form 8-K was filed by the registrant on December 31, 1996. Pursuant to
     Item 7(a)(4) of Form 8-K, the registrant will file financial statements of the business being acquired and pro forma financial information as soon as it is available on Form 8-K/A, and in any event, by March 17, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DYNATECH CORPORATION
                                       -----------------------------------------



Date    February 12, 1997              ALLAN M. KLINE
     -----------------------           -----------------------------------------
                                       Vice President, Chief Financial Officer
                                       and Treasurer



Date    February 12, 1997              ROBERT W. WOODBURY, JR.
     -----------------------           -----------------------------------------
                                       Corporate Controller,
                                       Principal Accounting Officer