Form 10-Q/A
period 1996-12-31
DYNATECH CORP
filed 1997-03-12
CIK 30841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-Q
                                 ON FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED DECEMBER 31, 1996

Commission file number 0-7438


                              DYNATECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                              04-2258582
---------------------------------------- ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

     3 New England Executive Park
       Burlington, Massachusetts                      01803-5087
---------------------------------------- ---------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (617) 272-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's common
stock, as of January 15, 1997:   17,072,653

     The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 to properly reflect the number of shares of the Registrant's common stock outstanding on January 15, 1997, as reflected on the cover page to this Amendment No. 1 on Form 10-Q/A.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed by the undersigned, duly authorized.

                                       DYNATECH CORPORATION


Date:  March 12, 1997                  By: /s/ Allan M. Kline
                                           -------------------------------------
                                           Allan M. Kline,
                                           Chief Financial Officer and Treasurer