Form 10-K405
period 1997-03-31
DYNATECH CORP
filed 1997-06-25
CIK 30841

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At June 6, 1997, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $610,475,323.

At June 6, 1997 there were 16,675,563 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

PRODUCTS AND SERVICES

         Incorporated in Massachusetts in 1959, Dynatech Corporation (the "Company") has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. Production facilities are located in eight states.

         The Company is a global communications equipment firm engaged in the business of developing, manufacturing, marketing, and selling network technology solutions. These solutions can be categorized into three product types:
Communications Test, Industrial Computing and Communications Systems, and Visual Communications. In fiscal 1997, these accounted for 58%, 22%, and 20%, respectively, of consolidated revenues.

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

         The market for these products comprise: i) service providers including the Bell operating companies, long-distance companies, competitive access providers, cable television operators, utility companies and communications service providers in Europe, Latin America, and Asia; ii) service users including large corporate and government network operators; and iii) manufacturers of communications equipment and systems.

         Since the divestiture of AT&T in 1984, the amount of digital traffic transmitted through the worldwide telecommunications system has increased dramatically, in part due to the proliferation of computer networks and the increased desire to communicate electronically. Growth of LAN backbones and interconnections, high-speed interconnects, Internet access, and cellular/wireless communications systems are leading to the deployment of new high-speed transmission technologies such as Synchronous Optical Network (SONET), Asynchronous Transfer Mode (ATM), frame relay, and Integrated Services Digital Network (ISDN). The market for the Company's products is driven in part by the rapid deployment of these technologies and other new communications standards, as well as efforts on the part of communication service providers and users to improve service quality and to reduce costs. Deregulatory activity around the world, such as the Telecommunications Act of 1996 in the United States, has and will continue to increase competition among service providers and will further drive demands for more integrated and intelligent test solutions.

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

         The Company's digital transport products also serve the international telecommunications industry by providing portable digital testing capability for transmission systems that operate in accordance with the Consultative Committee on International Telephone and Telegraph (CCITT) standards. These products, marketed under the INTERCEPTOR name, comply with International Telecommunications Union (ITU) standards, which are used nearly everywhere that North American standards are not.

         Digital loop test products test the link between a service provider's central office and the customer premises. Technicians use these products to perform fault location and data quality testing of voice or data circuits, whether carried on copper wire pairs or fiber optic cable.

         The Company's rack-mounted centralized test systems are used in the service provider central-office environment to test high-speed communication circuits remotely. The CENTEST model 650 allows monitoring and testing of DSO, DS1, and DS3 signals, respectively, for ongoing maintenance, so that network trouble spots can be quickly identified and mobile repair crews can be efficiently directed from a central location.

         The Company markets, develops, and sells products designed to test the terrestrial portion of wireless networks. In fiscal 1997, the Company introduced the T-BERD 2207 analyzer, which is a modular, battery-powered, hand-held test instrument designed for the installation and maintenance of PCS-1900 (GSM) digital wireless networks. In addition to performing physical layer testing and in-service monitoring of T1 circuit connections, these instruments are used to verify proper operation and voice quality of signals transmitted between wireless base stations and mobile switch centers.

         The Company also sells modular, portable fiber optic test instruments that allow both central office and field technicians to isolate fiber optic cable breaks and measure degradation caused by aging connectors and related components. The instruments include an optical time domain reflectometer used to locate cable breaks and damage, an optical power meter used to determine the signal levels on optical fibers, and a stable optical source.

Network Services Testing

         The Company's data communications analyzers perform up to 60 simultaneous performance and error measurements on a wide range of network transmission equipment. For its family of FIREBERD 4000 and 6000 products, the Company offers a wide range of test interfaces, including Euro-ISDN (a leading European communications service), which enable users to tailor the instrument to specific test requirements. The Company also supplies hand-held, single-function test sets for installing and maintaining ISDN and frame relay circuits. In addition, the Company introduced in fiscal 1997 the T-BERD 950 communications analyzer that combines multiple voice and data services test capabilities into a single, portable test instrument. This instrument is designed for field service technicians seeking a single test set, rather than multiple instruments, for turning up and troubleshooting a number of different types of circuits, equipment, and services.

         The Company markets internetwork protocol analyzers to test and verify interconnections between LANs and WANs. The FIREBERD 500, a Windows-based modular test platform introduced in fiscal 1995, is capable of analyzing ATM, frame relay, FDDI, ISDN, CDPD (a cellular protocol), TR-303, and SS7 communications networks. The FIREBERD 500 enables network managers to monitor network behavior and to pinpoint problems within the internetwork.

                     INDUSTRIAL COMPUTING AND COMMUNICATIONS

         The Company's Industrial Computing and Communications business addresses two areas of the worldwide ruggedized computer market: 1) computer products and systems used by engineers, scientists, and others in industrial or otherwise harsh environments; and 2) lightweight computing and communications devices used by mobile, field-service organizations such as telephone companies and utilities.

         Sold through direct marketing channels under the name of Industrial Computer Source, the Company provides a broad range of industrial computer, input/output and accessory products, and communications devices which are designed to operate continuously and reliably under adverse conditions. These products are built to withstand disruptive electrical interference, vibration, extremes of heat and cold, airborne dust, moisture and other hazards.

         Industrial Computer Source products can be classified into the following categories: ruggedized computer system chassis, graphical user interfaces, communicating devices, storage and retreival systems, and environmental sensing devices.

         Ruggedized computer system chassis are computer enclosures or housings that protect either industry-standard motherboards or passive backplane technology for industrial or telecommunications applications. Passive backplanes contain no electronically active components, but act as a place to plug in components or cards such as central processing unit cards. Generally, backplane architectures offer greater flexibility than standard PCs and up to three times the feature card capacity.

         Graphical industrial user interface products include industrial color and monochrome monitors and accessory products. In a production plant environment, these products can display production process information on a computer screen to simplify man-to-machine interaction with plant machinery and processes.

         The Company sells a complete selection of communicating devices and networking products such as LAN adapters, transceivers and repeaters, bridges, hubs, trunk access units, data compressors, as well as other application specific network products and accessories. These products are compatible with most popular network protocols and meet the increasing demands of network managers in a variety of application environments from computer-integrated manufacturing to telecommunications. In these environments, data are being linked for the purpose of analyzing, controlling, or reporting on a variety of parameters such as a factory production process.

         The Company provides storage and retrieval systems such as its Model 6533-RMDB Series of rack-mount drive bays which, when loaded with up to eight half-height disk drives of various types, can provide up to 14 gigabytes of storage capacity. These are suited to applications such as telecommunications which require large amounts of memory storage for voice, video, and data communications processing. The Company's line of storage and retrieval products include floppy and hard drives in all popular formats, CD-ROM drives, SIMM memory modules, RAID and tape backup systems.

         Environmental sensing devices are used to convert real world "analog" process signals such as temperature and flow into digital data that can be communicated via the network to other processing units for local or remote analysis, control, reporting, storage or any other use related to improving process efficiency.

         Through its subsidiary, Itronix Corporation, which was acquired on December 31, 1996, the Company is a leading supplier of lightweight, networked computing and communications devices used by mobile, field-service technicians. These products are carried by field-service technicians who use them in a broad range of environments to communicate - either through wireline or wireless connections - to a central office.

         Itronix targets telephone companies, utilities, and other organizations seeking to increase the efficiency of their field-service groups. Service technicians often make multiple service calls to different locations without returning to a base office. The use of networked computing devices allows for more effective dispatching to service sites and provides two-way communications with technicians. Itronix's flagship product provides technicians with the ability to access engineering data and customer service histories, or to collect and transmit key information regarding their service calls to a central database.

         A critical feature of the Itronix product is its ability to operate reliably in adverse environments and work conditions. This capability is due to a proprietary design that allows the product to withstand mechanical shock, vibration, moisture, and extreme temperature. In addition, the product can be equipped with a landline telephone modem option and integrated CDPD, RAM, Cellular, ARDIS wireless radio capability to facilitate simultaneous two-way voice and data communication from virtually anywhere. Other features include intelligent battery-life management and touch screen functionality.

                              VISUAL COMMUNICATIONS

         The Company sells a range of hardware and software used in the manipulation and display of digital video and graphics. These products are sold under the names Parallax Graphics, DataViews, AIRSHOW, daVinci Systems, and ComCoTec.

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

DISCONTINUED OPERATIONS AND DIVESTED BUSINESSES

         During fiscal 1997, the Company completed its formal plan to sell certain discontinued operations. Ten businesses were sold during fiscal 1997.

CUSTOMERS AND MARKETING

         Dynatech markets its products to a diverse customer base. The Company's products are sold to a broad range of communications service providers, including Regional Bell Operating Companies, long-distance carriers, competitive access providers, wireless service companies, independent telephone companies, cable television operations, and a wide array of computer and data communication users, corporate and industrial customers, and scientific and educational organizations.

         Most of the Company's revenues are generated through a direct sales force. The Company also uses distributorships and representative relationships to sell its products in areas of the United States and the rest of the world with relatively low sales volume.

COMPETITION

         The markets in which the Company competes are highly competitive and are characterized by rapidly changing technology. Principal competitors include businesses with significant financial, development, marketing, and manufacturing resources, as well as numerous small, specialized companies. The Company believes it holds a relatively favorable position with respect to the important competitive factors in each of its markets. The Company considers rapid product development, product functionality and features, and highly trained technical sales and support staff to be key competitive factors.

MAJOR CUSTOMERS

         The Company's sales of goods and services to various agencies of the United States federal government were approximately $17,484,000, $12,785,000, and $20,040,00 in fiscal years ended March 31, 1997, 1996, and 1995, respectively. No single customer accounted for more than 10% of sales in any of these three years.

INTERNATIONAL

         The Company maintains marketing subsidiaries or branches in major countries in Western Europe and Asia and has distribution agreements in many other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from the United States directly to foreign customers) were approximately 20%, 20%, and 23% of consolidated net sales in fiscal years 1997, 1996, and 1995, respectively.

         The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and identifiable assets by geographic area is found in the 1997 Annual Report to Shareholders which is incorporated herein by reference.

PRODUCT DEVELOPMENT

         As the technologies in the Company's markets are continually changing, the Company's success depends on its ability to develop new products and improve existing ones. All businesses within the Company maintain product development capability focused on and experienced in the technologies important to the specific business. Consolidated product development expense in the years ended March 31, 1997, 1996, and 1995 were as follows: $43,267,000, $36,456,000, and
$30,585,000, respectively.

BACKLOG

         The Company's backlog of orders at March 31, 1997 and 1996 were $71,707,000 and $57,317,000, respectively.

EMPLOYEES

         The Company employs approximately 2,050 people. The Company's experience has been that employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located. The Company considers its labor relations to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

                                                                                                        Executive
                                                                                                        Officer
Name                                Current Position                                      Age           Since
----                                ----------------                                      ---           ---------
John F. Reno                        Chairman,                                             58            1979
                                    President and Chief Executive Officer

Allan M. Kline                      Corporate Vice President,                             52            1996
                                    Chief Financial Officer and Treasurer

John R. Peeler                      Corporate Vice President                              42            1992
                                    Communications Test Business

George A. Merrick                   Corporate Vice President                              49            1994
                                    Display Business

Samuel W. Tishler                   Corporate Vice President                              59            1997
                                    Corporate Development

John A. Mixon                       Corporate Vice President                              51            1989
                                    Human Resources

Robert W. Woodbury, Jr.             Corporate Vice President                              40            1996
                                    Corporate Controller

Mark V. B. Tremallo                 Corporate Vice President                              40            1997
                                    General Counsel

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

         Each of the Company's Officers has served in various capacities with the Company for more than five years, except Messrs. Kline, Tishler, Merrick, Woodbury and Tremallo.

         Mr. Kline joined the Company in June 1996. From 1995 to 1996, he served as Senior Vice President, Chief Financial Officer of CrossComm Corp., a manufacturer of networking products. From 1994 to 1995, he was President of TAR Acquisition Corp., a private investment company. From 1990 to 1994, Mr. Kline was Senior Vice President, Chief Financial Officer for Cabot Safety Corporation, a subsidiary of Cabot Corporation. Prior to that, he served at Leggett & Platt, Incorporated and was a partner with Arthur Young & Company.

         Mr. Merrick joined the Company in September 1994. From 1990 to 1994, he served as Executive Vice President of Worldwide Sales and Marketing at Ampex Systems Corp., a supplier of professional video, broadcasting, and recording products.

         Mr. Tishler joined Dynatech in September 1994. From 1988 to 1994, he was Vice President of Raytheon Ventures, the venture capital portfolio of Raytheon Co. From 1977 to 1986, he served as Vice President of ADL Enterprises, a wholly owned subsidiary of Arthur D. Little, Inc. From 1970 to 1977, Mr. Tishler was President of Harnessed Energies, Inc., a manufacturer of scientific instrumentation.

         Mr. Woodbury joined the Company in January 1996. From 1992 to January 1996, he served as Vice President and Controller for Kollmorgen Corporation, a manufacturer of motion control devices. From 1990 to 1992, he was Chief Financial Officer of Kidde Fenwal, Inc., a manufacturer of fire suppression equipment.

         Mr. Tremallo joined the Company in May 1997. From 1995 to 1997 he served as Vice President, General Counsel and Secretary of Aearo Corporation (formerly Cabot Safety Corporation), a manufacturer of industrial safety products. From 1990 to 1995 he was General Counsel of Cabot Safety Corporation, a subsidiary of Cabot Corporation.

ITEM 2. PROPERTIES.

         The Company's policy is generally to lease real property for its manufacturing and sales operations. Principal operating facilities for continuing operations are as follows:

Leased Facilities:

Location                                Square Feet          Lease Termination
--------                                -----------          -----------------
Burlington, Massachusetts                  22,200                   1998
Germantown, Maryland                       30,000                   2006
Germantown, Maryland                       68,000                   2001
Germantown, Maryland                       98,000                   2003
Lombard, Illinois                          23,300                   1998
Northampton, Massachusetts                 22,500                   1999
Tustin, California                         24,300                   1999
Salem, Virginia                            35,900                   2004
San Diego, California                      72,860                   1999
Spokane, Washington                        66,400                   1999

         The Company has other leases for continuing operations manufacturing space and sales offices, but in each case the total footage is under 15,000 square feet.

         The Company has approximately 311,000 square feet in various leased facilities in discontinued operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

         On January 28, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol "DYT." Prior to this date, the Company's common stock was quoted on the Nasdaq National Market.

         The following tables set forth the quarterly high and low sale prices per share of the Company's Common Stock for the past two years as reported by the New York Stock Exchange, the Nasdaq National Market and as published in the WALL STREET JOURNAL.

         Fiscal Year Ended
          March 31, 1997                  High               Low
         -----------------               ------            ------
         First Quarter                   $35.00            $23.00
         Second Quarter                  $46.88            $30.75
         Third Quarter                   $58.00            $40.50
         Fourth Quarter                  $54.50            $28.00

         Fiscal Year Ended
          March 31, 1996                  High               Low
         -----------------               ------            ------
         First Quarter                   $20.50            $14.75
         Second Quarter                  $22.25            $15.13
         Third Quarter                   $17.50            $14.00
         Fourth Quarter                  $25.50            $16.00


         There were approximately 959 common stockholders of record as of June 6, 1997.

         The Company has never paid a cash dividend on its Common Stock and does not intend to make such a payment in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The information requested by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information requested by this Item is attached as Appendix B.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information requested by this Item is attached as Appendix C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1997 pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1997 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1997 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1997 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report

         (1)      Financial statements

                           I. Consolidated Balance Sheets - March 31, 1997 and 1996.

                           II. Consolidated Statement of Operations - Fiscal Years ended March 31, 1997, 1996 and 1995.

                           III. Consolidated Statements of Shareholders' Equity - Fiscal Years Ended March 31, 1997, 1996 and 1995.

                           IV. Consolidated Statements of Cash Flows - Fiscal Years ended March 31, 1997, 1996 and 1995.

                           V.       Notes to Consolidated Financial Statements.

         (2)      Financial statement schedules

                           I.       Valuation and Qualifying Accounts.

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(b) Reports on Form 8-K

         (1) A Form 8-K dated March 21, 1997 was filed by the Company concerning the sale of the assets of Computerized Medical Systems, Inc.

         (2) A Form 8-K dated December 31, 1996, as amended on Form 8K/A, was filed by the Company concerning the acquisition of the assets of Itronix Corporation, previously a wholly owned subsidiary of Telxon Corporation.

         (3) A Form 8-K dated October 21, 1996 was filed by the Company concerning the sale of the assets of Unex Corporation.

(c) Exhibits

         The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Dynatech Corporation:

         Our report on the consolidated financial statements of Dynatech Corporation has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders of Dynatech Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 11 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
May 1, 1997

                                   APPENDIX A

FIVE-YEAR SUMMARY
(Amounts in thousands except per share data)

                                                     YEARS ENDED MARCH 31
                                      1997        1996        1995        1994        1993
--------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Sales                               $362,412    $293,042    $243,078    $199,612    $190,000
Cost of sales                        137,254     111,436      91,412      72,103      65,738
                                    --------    --------    --------    --------    --------
Gross profit                         225,158     181,606     151,666     127,509     124,262
Selling, general &
   administrative expense            114,479      98,487      86,329      70,719      73,704
Product development expense           43,267      36,456      30,585      26,863      23,691
Nonrecurring charges                  27,776      16,852          --          --          --
Amortization of intangibles            6,793       5,136       5,106       5,728       5,087
                                    --------    --------    --------    --------    --------
Operating income                      32,843      24,675      29,646      24,199      21,780
Interest expense                        (828)     (1,723)     (3,919)     (3,794)     (2,229)
Interest income                        2,785       2,181       1,518       1,244       1,592
Other income, net                        634         975         850       2,198          77
                                    --------    --------    --------    --------    --------
Income from continuing operations
   before income taxes                35,434      26,108      28,095      23,847      21,220
Provision for income taxes            17,585      10,394      11,671       9,897       9,231
                                    --------    --------    --------    --------    --------
Income from continuing
   operations                         17,849      15,714      16,424      13,950      11,989
Discontinued operations, net of
   income taxes                       12,000      (1,471)      3,763     (43,933)      4,446
Extraordinary charge, net of
   income taxes                           --          --      (1,019)         --          --
                                    --------    --------    --------    --------    --------
Net income (loss)                   $ 29,849    $ 14,243    $ 19,168    $(29,983)   $ 16,435
                                    ========    ========    ========    ========    ========
Income (loss) per common share
   Continuing operations            $   0.99    $   0.86    $   0.92    $   0.75    $   0.65
   Discontinued operations              0.67       (0.08)       0.21       (2.36)       0.25
   Extraordinary charge                   --          --       (0.06)         --          --
                                    --------    --------    --------    --------    --------
                                    $   1.66    $   0.78    $   1.07    $  (1.61)   $   0.90
                                    ========    ========    ========    ========    ========

BALANCE SHEET DATA
Net working capital                 $ 80,394    $105,861    $ 91,513    $ 91,010    $118,509
Total assets                        $250,035    $205,189    $256,392    $280,553    $303,023
Long-term debt                      $  5,226    $  1,800    $  7,915    $ 33,006    $ 50,873
Shareholders' equity                $160,686    $160,719    $154,320    $142,643    $171,904
Shares of stock outstanding           16,793      17,585      17,573      18,594      18,506
Shareholders' equity per share      $   9.57    $   9.14    $   8.78    $   7.67    $   9.29


                                   APPENDIX B

Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed below and in the Company's Securities and Exchange Commission filings.

BUSINESS: Dynatech is a global communications equipment company focused on network technology solutions. Its products address communications test, industrial computing and communications, and visual communications applications.


The following table and commentary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial
Statements.

                                                  PERCENT OF SALES        PERCENT OF CHANGE
                                                                         1997    1996     1995
                                                                          VS.     VS.      VS.
YEARS ENDED MARCH 31,                          1997     1996    1995     1996    1995     1994
-----------------------------------------------------------------------------------------------
Sales                                         100.0%   100.0%   100.0%   23.7%    20.5%    21.8%
Gross profit                                   62.1     62.0     62.4    24.0     19.7     18.9
Selling, general & administrative expense      31.6     33.6     35.5    16.2     14.1     22.1
Product development expense                    11.9     12.4     12.6    18.7     19.2     13.9
Nonrecurring charges                            7.7      5.8       --    64.8    100.0       --
Amortization of intangibles                     1.9      1.8      2.1    32.3      0.6    (10.9)
Operating income                                9.1      8.4     12.2    33.1    (16.8)    22.5

Income from continuing operations               4.9      5.4      6.7    13.6     (4.3)    17.7

On December 31, 1996 the Company acquired the assets and assumed certain liabilities of Itronix Corporation ("Itronix"), located in Spokane, Washington, for $65.4 million in cash. Incident to this acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $20.6 million. This incomplete technology had not reached technological feasibility and had no alternative use. Itronix is a manufacturer of mobile computing and communications devices, including ruggedized industrial laptop computers, which increase the efficiency of large, mission-critical service groups.

In March 1997 the Company acquired the net assets of Advent Design, Inc. ("Advent") for $3.5 million in cash. Advent designs and manufactures high performance microprocessor-based systems for the computer, medical and communications markets.

During fiscal 1997 the Company essentially completed the disposition of its noncore businesses, a strategy approved by the Board of Directors in February 1996. The Company received proceeds of $110.2 million and $48.9 million in 1997 and 1996, respectively, related to these dispositions, which resulted in an aftertax gain of $12.0 million or $0.67 per share.

FISCAL 1997 COMPARED TO FISCAL 1996

SALES: For the year ended March 31, 1997, consolidated sales from continuing operations increased 23.7%, to $362.4 million from $293.0 million in fiscal 1996. Sales of communications test products increased 22.8%, or $39.3 million due to increased demand for existing products and a full year of operating results for two acquisitions made in fiscal 1996. Sales of industrial computing and communications products increased 35.3%, or $20.4 million primarily driven by revenue at Itronix. Sales of visual communications products increased 15.3%, or $9.7 million principally due to continued strength in aircraft passenger video information systems and color correction products.

Backlog from ongoing operations was $71.7 million at March 31, 1997, as compared to $57.3 million at March 31, 1996.

International sales were 20% of consolidated sales in fiscal 1997, an increase of 18% over consolidated sales in fiscal 1996.

GROSS PROFIT: As a percentage of consolidated sales, gross profit from continuing operations for fiscal 1997 was 62.1%, essentially at the same level as the prior year.

EXPENSES: Selling, general and administrative costs increased 16.2% in fiscal 1997 as compared to fiscal 1996. As a percentage of consolidated sales, selling, general and administrative expenses decreased to 31.6% as compared to 33.6% in the previous year. Administrative and selling expenses increased at a rate slower than revenue growth in the communications test products as a result of the fiscal 1996 acquisitions.

Product development expense increased $6.8 million to 11.9% of consolidated sales, compared to 12.4% of sales in fiscal 1996. The increase was a result of additional investment in developing core communications test products as well as the full year effect of product development at Tele-Path Industries, Inc. ("TPI"), a subsidiary which was purchased in September 1995. Additional expense was incurred due to the acquisition of Itronix.

Amortization of intangibles increased $1.7 million as a result of the acquisitions in fiscal 1997 and fiscal 1996.

During fiscal 1997 nonrecurring charges were $27.8 million as compared to $16.9 million in 1996. The 1997 charges included $20.6 million for incomplete technology which had not reached technological feasibility and had no alternative use, purchased as part of the acquisition of Itronix at the end of the third quarter. In addition, the Company recorded a noncash charge of $7.1 million related to the impairment of intangible assets, principally related to the effects of product and distribution transitions. The charge consisted of a $4.5 million writeoff of goodwill and a $2.6 million writeoff in product technology.

Interest expense declined in fiscal 1997 compared to the prior year as a result of lower average borrowings. Interest income increased in fiscal 1997 primarily from higher average cash balances during the year.

TAXES: The effective tax rate, before one-time charges, increased in fiscal 1997 to 40.5% as compared to 39.8% in fiscal 1996, primarily due to losses generated in foreign locations without tax benefit. The effective tax rate after one-time charges increased to 49.6% due to limited tax benefits of these charges. These charges included $20.6 million of incomplete technology from the Itronix acquisition which resulted only in a federal tax savings. In addition, the majority of the $7.1 million of intangibles written off represented goodwill which was not deductible for tax purposes.

NET INCOME: Net income from continuing operations in fiscal 1997 was $17.8 million, or $0.99 per share, as compared to $0.86 per share in fiscal 1996. Net income in the current year included a pretax charge of $27.8 million for purchased incomplete technology and impaired intangible asset writeoffs with an aftertax effect on earnings per share of ($1.10). Net income for the prior year included a charge for of incomplete purchased technology that accounted for $16.9 million with an aftertax effect on earnings per share of ($0.56).

FISCAL 1996 COMPARED TO FISCAL 1995

SALES: Consolidated sales from continuing operations increased 20.5% to $293.0 million from $243.1 million in fiscal 1995 as a result of increased revenue of 24.6% in domestic and 7.1% in international sales including export sales.

Sales of communications test products rose 20% due to increased demand for existing products and increased volume generated by two acquisitions during the year. The new acquisitions generated $16.6 million in additional revenue during fiscal 1996. Sales of industrial computing and communications products rose 29% driven by strong demand for these products in a broad range of markets.

Backlog from ongoing operations was $57.3 million at March 31, 1996 as compared to $40.3 million at March 31, 1995.

GROSS PROFIT: Consolidated gross profit from continuing operations for fiscal 1996 was 62.0% compared to 62.4% for the prior year. The slight reduction was primarily driven by increased sales of industrial computing and communications products which have a lower gross margin than the consolidated average.

EXPENSES: As a percentage of consolidated sales, selling, general and administrative expenses decreased to 33.6% as compared to 35.5% in the previous year. General and administrative costs increased at a rate slower than revenue growth, primarily due to the increased revenues generated from new acquisitions. Product development expense was 12.4% of sales in fiscal 1996, down slightly from 12.6% in fiscal 1995 primarily due to relatively low development expenses within newly acquired businesses. Amortization of intangibles remained relatively unchanged. Decreases of amortization on existing businesses were offset with the amortization costs associated with current year acquisitions.

During fiscal 1996 the Company purchased incomplete technology activities of TPI, resulting in a pretax charge to operations of $16.9 million. This incomplete technology had not reached technological feasibility and had no alternative use.

Interest expense declined compared to the prior year as a result of repayment of debt. Interest income increased primarily from higher average cash balances during the course of the year.

TAXES: The effective tax rate declined in fiscal 1996 to 39.8% compared to 41.5% as a result of the resolution of certain prior year tax rebates and utilization of certain foreign loss carry forwards.

EXTRAORDINARY CHARGE: In February 1995 the Company recorded an extraordinary charge of $1.7 million ($1.0 million, net of taxes), reflecting a payment penalty for early debt redemption of its $30 million 10.15% term notes.

NET INCOME: Net income from continuing operations for fiscal 1996 was $15.7 million or $0.86 per share, as compared to $0.92 per share in fiscal 1995. Net income in fiscal 1996 included a charge for incomplete purchased technology of $16.9 million with an aftertax effect on earnings per share of ($0.56).

CAPITAL RESOURCES AND LIQUIDITY

The Company's consolidated cash and cash equivalents decreased by $6.3 million during fiscal 1997. Cash provided from operations was $7.5 million, while $17.1 million was provided by investing activities and $28.5 million was used for financing activities. The effect of exchange rates was a use of cash of $2.5 million.

The Company's investing activities in fiscal 1997 included expenditures of $10.2 million for property and equipment, primarily for the replacement of existing equipment. In addition, the Company purchased Itronix for $65.4 million in cash on December 31, 1996 and Advent for $3.5 million in cash in March 1997. Proceeds from sale of businesses held for sale were $96.7 million in cash, $7.2 million in long-term promissory notes, and Class A Preferred Stock of CMSI Holdings Corporation with an aggregate liquidation preference of $6.3 million.

The Company's financing activities used $28.5 million of cash during the year. The Company repurchased 1 million shares of stock during fiscal 1997 for an aggregate of $32.7 million use of cash. The Company has 1.2 million shares left available for repurchase, as authorized by its Board of Directors. Net borrowings under existing lines of credit increased $2.5 million over fiscal 1996.

In April 1997 the Company entered into a new agreement with several commercial banks which increased its borrowing capacity from $70 million to $150 million. This agreement allows for borrowings using various instruments with interest payable at Eurodollar rate plus an applicable margin based on the Company's leverage ratio or base rate. Under the terms of this agreement, the outstanding principal borrowings may convert to a term loan beginning June 30, 2000.

Inflation rates were moderate during fiscal 1997 and did not have a major impact on operations.

Capital spending for fiscal 1998 is expected to be at approximately the same level as 1997. The Company believes that with the cash generated from operations and with its current and future borrowing capacity it will be able to finance its 1998 capital expenditures, working capital requirements, and potential acquisitions.

NEW PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 128 ("FAS128"), "Earnings per Share," which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. The Company does not anticipate this change will have a material impact on the calculation of EPS.

                                  APPENDIX C


CONSOLIDATED BALANCE SHEETS


Assets
(Amounts in thousands except share data)
                                                                  MARCH 31
                                                              1997        1996
--------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                $ 39,782    $ 46,094
   Accounts receivable
      (net of allowance of $1,872 and $957, respectively)     70,930      45,367
   Inventories:
      Raw materials                                           19,423      10,210
      Work in process                                         11,376       9,381
      Finished goods                                           9,326       7,325
                                                            --------    --------
         Total inventory                                      40,125      26,916

   Other current assets                                       11,074       5,981
   Net assets of discontinued operations held for sale            --      22,824
                                                            --------    --------

         Total current assets                                161,911     147,182

Property and equipment:
   Land, building and leasehold improvements                   4,141       2,468
   Machinery and equipment                                    47,020      39,441
   Furniture and fixtures                                      9,940       6,680
                                                            --------    --------
                                                              61,101      48,589
   Less accumulated depreciation and amortization            (37,268)    (30,038)
                                                            --------    --------
                                                              23,833      18,551
Other assets:
   Intangible assets, net                                     43,813      28,406
   Other                                                      20,478      11,050
                                                            --------    --------

                                                            $250,035    $205,189
                                                            ========    ========





The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


Liabilities and Shareholders' Equity
(Amounts in thousands except share data)

                                                                MARCH 31
                                                            1997        1996
-----------------------------------------------------------------------------
Current liabilities:
   Notes payable and current portion of long-term debt   $    201    $    655
    Accounts payable                                       16,900       9,849
    Accrued expenses:
      Compensation and benefits                            23,912      16,120
      Taxes, other than income taxes                        1,850         834
      Deferred revenue                                      8,876       3,424
      Other                                                19,948       9,500
    Accrued income taxes                                      657         939
    Net liabilities of discontinued operations              9,173          --
                                                         --------    --------

        Total current liabilities                          81,517      41,321

Long-term debt                                              5,226       1,800
Deferred income taxes                                       1,025         531
Deferred compensation                                       1,581         818

Commitments and contingencies
Shareholders' equity:
   Serial preference stock, par value $1 per share;
      authorized 100,000 shares; none issued
   Common stock, par value $0.20 per share;
      authorized 50,000,000 shares; issued 18,605,689       3,721       3,721
    Additional paid-in-capital                              9,887      12,102
    Retained earnings                                     195,506     165,657
    Cumulative translation adjustments                     (1,247)        342
    Treasury stock, at cost; 1,812,287 and 1,020,605
      shares, respectively                                (47,181)    (21,103)
                                                         --------    --------

        Total shareholders' equity                        160,686     160,719
                                                         --------    --------

                                                         $250,035    $205,189
                                                         ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS



(Amounts in thousands except per share data)                    YEARS ENDED MARCH 31
                                                            1997        1996        1995

------------------------------------------------------------------------------------------
Sales                                                     $362,412    $293,042    $243,078
Cost of sales                                              137,254     111,436      91,412
                                                          --------    --------    --------
Gross profit                                               225,158     181,606     151,666

Selling, general and administrative expense                114,479      98,487      86,329
Product development expense                                 43,267      36,456      30,585
Nonrecurring charges                                        27,776      16,852          --
Amortization of intangibles                                  6,793       5,136       5,106
                                                          --------    --------    --------
   Operating income                                         32,843      24,675      29,646

Interest expense                                              (828)     (1,723)     (3,919)
Interest income                                              2,785       2,181       1,518
Other income, net                                              634         975         850
                                                          --------    --------    --------

Income from continuing operations before income taxes       35,434      26,108      28,095

Provision for income taxes                                  17,585      10,394      11,671
                                                          --------    --------    --------

Income from continuing operations                           17,849      15,714      16,424
Discontinued operations:
   Gain on sale of businesses net of income tax
      provision of $22,692                                  12,000          --          --
   Operating income (loss), net of income tax provision
      (benefit) of $(1,009) in 1996 and $2,948 in 1995          --      (1,471)      3,763
                                                          --------    --------    --------

Income before extraordinary charge                          29,849      14,243      20,187

Extraordinary charge for early retirement of debt, net
     of income tax benefit of $738                              --          --      (1,019)
                                                          --------    --------    --------
Net income                                                $ 29,849    $ 14,243    $ 19,168
                                                          ========    ========    ========

Income (loss) per common share:
Continuing operations                                     $   0.99    $   0.86    $   0.92
     Discontinued operations                                  0.67       (0.08)       0.21
     Extraordinary charge                                       --          --       (0.06)
                                                          --------    --------    --------
                                                          $   1.66    $   0.78    $   1.07
                                                          ========    ========    ========
Weighted average number of common shares                    18,028      18,315      17,846
                                                          ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

                                      Number of Shares             Additional           Cumulative               Total
                                    Common     Treasury   Common    Paid-In   Retained  Translation  Treasury  Shareholders'
                                     Stock       Stock     Stock    Capital   Earnings  Adjustments    Stock     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1994            12,387       (3,090)   $2,477    $ 9,414    $185,957  $  (757)    $(54,448)  $142,643

Net income - 1995                                                                19,168                           19,168
Purchases of treasury stock                       (597)                                               (12,576)   (12,576)
Translation adjustments                                                                    3,416                   3,416
Exercise of stock options and
   other issuances                                  90                 (215)                            1,790      1,575
Retirement of treasury stock       (3,085)       3,085      (617)               (53,711)               54,328         --
Two-for-one stock split             9,303         (521)    1,861     (1,861)                                          --
Tax benefit from exercise
   of stock options                                                      94                                           94
                                   ------       ------    ------    -------    --------  -------     --------   --------
Balance, March 31, 1995            18,605       (1,033)    3,721      7,432     151,414    2,659      (10,906)   154,320

Net income - 1996                                                                14,243                           14,243
Purchases of treasury stock                       (800)                                               (19,367)   (19,367)
Translation adjustments                                                                   (2,317)                 (2,317)
Exercise of stock options and
  other issuances                                  812                3,688                             9,170     12,858
Tax benefit from exercise
   of stock options                                                     982                                          982
                                   ------       ------    ------    -------    --------  -------     --------   --------
Balance, March 31, 1996            18,605       (1,021)    3,721     12,102     165,657      342      (21,103)   160,719

Net income - 1997                                                                29,849                           29,849
Purchases of treasury stock                     (1,021)                                               (32,695)   (32,695)
Translation adjustments                                                                   (1,589)                 (1,589)
Exercise of stock options and
  other issuances                                  230               (3,533)                            6,617      3,084
Tax benefit from exercise
   of stock options                                                   1,318                                        1,318
                                   ------       ------    ------    -------    --------  -------     --------   --------
Balance, March 31, 1997            18,605       (1,812)   $3,721    $ 9,887    $195,506  $(1,247)    $(47,181)  $160,686
                                   ======       ======    ======    =======    ========  =======     ========   ========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                 YEARS ENDED MARCH 31,
                                                                              1997          1996          1995
------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income from operations                                                $ 29,849    $ 15,714    $ 20,187
     Adjustment for noncash items included in net income:
         Gain on discontinued operations                                        (12,000)         --          --
         Depreciation                                                             9,280       8,279      14,112
         Amortization of intangibles                                              6,793       5,136       8,471
         Purchased incomplete technology                                         20,627      16,852          --
         Intangibles writeoff                                                     7,149          --          --
         Change in net deferred income tax asset                                 (7,617)     (5,173)      7,187
         Other                                                                      797         457         283
     Changes in operating assets and liabilities, net of effects of
         purchase acquisitions and divestitures                                   4,926     (19,556)    (16,013)
                                                                               --------    --------    --------
     Net cash provided by continuing operations                                  59,804      21,709      34,227
     Net cash provided by (used in) discontinued operations                     (52,313)        699      (3,250)
                                                                               --------    --------    --------
     Net cash flows provided by operating activities                              7,491      22,408      30,977
Investing activities:
     Purchases of property and equipment                                        (10,176)     (8,198)    (16,426)
     Disposals of property and equipment                                            214         308         437
     Proceeds from sales of businesses                                           96,682      48,901      27,140
     Businesses acquired in purchase transactions, net of cash acquired         (68,930)    (17,143)     (1,056)
     Other                                                                          290       5,597      (1,095)
                                                                               --------    --------    --------
     Net cash flows provided by continuing operations                            18,080      29,465       9,000
     Net cash flows used in discontinued operations                                (951)     (5,487)         --
                                                                               --------    --------    --------
     Net cash flows provided by investing activities                             17,129      23,978       9,000
Financing activities:
     Net borrowings (repayment) of debt                                           2,522      (9,400)    (24,125)
     Premium paid on early retirement of debt                                        --          --      (1,757)
     Proceeds from exercise of stock options                                      1,693         952       1,461
     Purchases of treasury stock                                                (32,695)    (19,367)    (12,576)
                                                                               --------    --------    --------
     Net cash flows used in financing activities                                (28,480)    (27,815)    (36,997)
Effect of exchange rate on cash                                                  (2,452)       (272)      1,714
                                                                               --------    --------    --------
Increase (decrease) in cash and cash equivalents                                 (6,312)     18,299       4,694
Cash and cash equivalents at beginning of year                                   46,094      27,795      23,101
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $ 39,782    $ 46,094    $ 27,795
                                                                               ========    ========    ========
Change in operating asset and liability components:
     Increase in trade accounts receivable                                     $(15,833)   $(10,287)   $ (1,215)
     Decrease (increase) in inventories                                             450      (2,007)     (2,820)
     Decrease (increase) in other current assets                                 (3,341)       (297)        180
     Increase (decrease) in accounts payable                                      2,059        (402)        129
     Increase (decrease) in accrued expenses and taxes                           21,591      (6,563)    (12,287)
                                                                               --------    --------    --------
     Change in operating assets and liabilities                                $  4,926    $(19,556)   $(16,013)
                                                                               ========    ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
         Interest                                                              $    889    $  1,739    $  4,833
         Income taxes                                                            42,340      13,798       7,672
     Tax benefit of disqualifying dispositions of stock options                   1,318         982          94
     Noncash proceeds from sale of businesses:
         Promissory notes                                                         7,200          --       5,200
         Preferred stock                                                          6,300          --          --



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Dynatech is a global communications equipment company focused on network technology solutions. Its products address communications test, industrial computing and communications, and visual communications applications.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the parent company and its wholly owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, nonrecurring charges, and the carrying values of discontinued operations. Actual results could differ from those estimates.

FOREIGN EXCHANGE CONTRACTS: The Company enters into a limited number of forward exchange contracts to manage the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities denominated in a foreign currency, as well as certain highly anticipated cash flows or firm commitments. Gains and losses on these contracts will be included in income when the operating revenue and expenses related to the underlying transactions are recognized. Amounts as of March 31, 1997 and 1996 were $0 and $1.0 million, respectively.

CASH EQUIVALENTS: Cash equivalents represent highly liquid debt instruments with a maturity of three months or less at the time of purchase. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of short-term deposits in Europe with major banks, with investment levels and debt ratings set to limit exposure from any one institution.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out or average) or market.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized in the Statement of Operations.

DEPRECIATION AND AMORTIZATION: For financial reporting purposes, depreciation of machinery, equipment, and fixtures is computed on the straight-line method over estimated useful lives of two to ten years. Leasehold improvements are amortized over the lesser of the lives of the leases or estimated useful lives of the improvements. Buildings are depreciated on the straight-line method over the estimated useful lives, up to 30 years.

INTANGIBLE ASSETS: Intangible assets acquired primarily from business acquisitions are summarized as follows:

Amounts in thousands                              1997             1996
-------------------------------------------------------------------------
Product technology                              $17,042           $18,259
Excess of cost over net assets acquired          30,861            17,424
Other intangible assets                          13,307            13,307
                                                -------------------------
                                                 61,210            48,990
Less accumulated amortization                    17,397            20,584
                                                -------------------------
   Total                                        $43,813           $28,406
                                                =========================


At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill or intangible assets by assessing the carrying value of the asset against the anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends, product transition, distribution channels and prospects, and, in addition, demand, competition, and other economic factors. In March 1997, the Company recorded a $7.1 million charge related to product and distribution transitions.

Product technology and other intangible assets are amortized on a straight-line basis primarily over three to ten years, but in no event longer than their expected useful lives. Amortization expense related to product technology was $3.1 million in fiscal 1997, $1.9 million in fiscal 1996, and $1.6 million in fiscal 1995, and was excluded from cost of sales. Excess of cost over fair market value of net assets is being amortized on a straight-line basis primarily over 15 years.

FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

TREASURY STOCK: The Company delivers treasury shares upon the exercise of stock options and the difference between the cost of the treasury shares, on a last-in, first-out basis, and the exercise price of the option is reflected in additional paid-in capital. Repurchase of treasury stock is accounted for by using the cost method of accounting.

REVENUE RECOGNITION: Sales of products and services are recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the balance sheet.

RESEARCH, DEVELOPMENT AND WARRANTY COSTS: Costs relating to research, development and product warranty are expensed as incurred. Warranty costs are not material to the consolidated financial statements. Internal software development costs that qualify for capitalization are not material.

INCOME TAXES: The Company provides for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INCOME PER SHARE: Income per share is based on income divided by the weighted average number of common shares and common share equivalents outstanding including the effect of the deferred stock compensation for directors. Fully diluted income per share is not materially different from reported primary earnings per share for all periods.

NEW PRONOUNCEMENTS: The Financial Accounting Standards Board issued Statement No. 128 ("FAS128"), "Earnings per Share," which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. The Company does not anticipate this change will have a material impact on the calculation of EPS.

DISCONTINUED OPERATIONS

A formal plan to discontinue noncore businesses was approved by the Board of Directors on February 7, 1996. In fiscal 1997, the Company essentially completed its disposition of the noncore businesses. Proceeds from these sales in fiscal 1997 and 1996 were $96.7 million in cash, $7.2 million in long-term promissory notes, and Class A Preferred Stock of CMSI Holdings Corporation with an aggregate liquidation preference of $6.3 million, and $48.9 million in cash, respectively, which resulted in an aftertax gain of $12 million or $0.67 per share.

In connection with the sale of one of its subsidiaries, the Company agreed to guarantee the purchaser's payment obligations under a credit facility obtained by the purchaser. The guaranteed portion of the principal amount of this facility is $3 million for a period of seven years from the closing date and is to be used to fund the purchaser's capital expenditures.

During fiscal 1995 the Corporation sold ten businesses for approximately $27.1 million in cash and long-term promissory notes approximating $5.2 million. The provision for losses was reflected in fiscal 1994 and did not affect fiscal 1995 earnings.


Summary operating results of noncore businesses prior to the formal plan to discontinue operations are as follows:


Amounts in thousands                                   1996              1995
-------------------------------------------------------------------------------
Sales                                                $182,040          $256,452
Gross margin                                           79,571           109,563
Income (loss) before taxes                             (3,460)            6,711
Net income (loss)                                    $ (1,471)         $  3,763


In connection with the disposition of these subsidiaries, the Company has net liabilities of $9.2 million. Included in this amount are liabilities related to severance, legal, lease runout, taxes and warranty accruals offset by noncash investments.

NOTES PAYABLE

Short-term notes payable, primarily in Europe, were $0 and $640 thousand at March 31, 1997 and 1996, respectively. The maximum amount of short-term borrowings, domestic and foreign, at any month end during the year was $330 thousand in fiscal 1997, $1.1 million in 1996, and $4.4 million in 1995. The average amount of short-term borrowings during the year was $186 thousand in fiscal 1997, $886 thousand in 1996, and $3.4 million in 1995. The approximate weighted average interest rate was 6.2% in fiscal 1997, 6.6% in 1996, and 6.2% in 1995 (calculated by dividing interest expense for such borrowings by the weighted average borrowings outstanding during the year).

At year end, the Company had short-term unused lines of credit aggregating $500 thousand for continuing foreign operations.

LONG-TERM DEBT


Long-term debt is summarized below:


Amounts in thousands                                   1997             1996
-----------------------------------------------------------------------------
Revolving credit and term bank loan                  $5,000            $1,800
Capital lease obligations                               427                15
                                                     ------------------------
   Total debt                                         5,427             1,815
     Less current portion                               201                15
                                                     ------------------------
   Long-term debt                                    $5,226            $1,800
                                                     ========================


The Company has an unsecured $70 million revolving credit and term bank loan agreement ("Old Agreement") with several commercial banks which allows for borrowings in various currencies and provides for interest to be payable at the Eurocurrency rate, or base or money market rate quoted by the lender, depending upon the currencies borrowed and the form of borrowing. Under the terms of the Old Agreement, the principal borrowings may convert to a term loan payable in eight equal quarterly installments beginning September 30, 1998.

In April 1997, the Company entered into a new $150 million revolving credit and term loan agreement ("New Agreement") with several commercial banks. This agreement allows for borrowings using various instruments with interest payable at Eurodollar rate plus an applicable margin based on the Company's leverage ratio or base rate, quoted by the lender. Under the terms of the New Agreement, the principal borrowings may convert to a term loan payable in eight equal quarterly installments beginning June 30, 2000.

The approximate weighted average cost of capital was 8.6% in both fiscal 1997 and in 1996. The composite rate at March 31, 1997 was 6.9% and at March 31, 1996 was 5.9%.

The terms of the Old Agreement require, among other things, specific levels of current ratio, fixed-charge coverage ratio, and minimum tangible net worth. The Company was in compliance with all covenants at March 31, 1997.

Aggregate maturities of the above term debt for each of the years in the five-year period ending March 31, 2002 are as follows: $201 thousand, $2.0 million, $2.6 million, $625 thousand, and $0, respectively.

INCOME TAXES


The components of income (loss) from continuing operations before taxes are as follows:

Amounts in thousands                           1997        1996        1995
----------------------------------------------------------------------------
Domestic                                     $38,486     $26,657     $27,771
Foreign                                       (3,052)       (549)        324
                                             -------     -------     -------
   Total                                     $35,434     $26,108     $28,095
                                             =======     =======     =======

The components of the provision (benefit) for income taxes from continuing operations are as follows:

Amounts in thousands                    1997           1996          1995
---------------------------------------------------------------------------
Provision for income taxes:
     United States                     $11,729       $ 9,092        $ 9,552
     Foreign                               234          (428)           127
     State                               5,622         1,730          1,992
                                       ------------------------------------
         Total                         $17,585       $10,394        $11,671
                                       ====================================


Components of income tax provision:
     Current:
         Federal                       $19,297       $15,247        $10,609
         Foreign                           234          (423)           112
         State                           5,671         3,072          2,130
                                       ------------------------------------
         Total current                  25,202        17,896         12,851
     Deferred:
         Federal                        (7,568)       (6,155)        (1,057)
         Foreign                            --            (5)            15
         State                             (49)       (1,342)          (138)
                                       ------------------------------------
         Total deferred                 (7,617)       (7,502)        (1,180)
                                       ------------------------------------
         Total                         $17,585       $10,394        $11,671
                                       ====================================



Reconciliations between U.S. federal statutory rate and the effective tax rate of continuing operations follow:

                                                                   1997        1996       1995
----------------------------------------------------------------------------------------------
Tax at U.S. federal statutory rate                                 35.0%       35.0%      35.0%

Increases (reductions) to statutory tax rate resulting from:
     Foreign income subject to tax at a rate different than
         U.S. rate                                                  0.6        (0.5)       0.4
     State income taxes, net of federal income tax benefit          3.8         4.3        4.4
     Research and development tax credit                           (0.7)       (0.7)      (0.9)
     Nondeductible amortization                                     1.1         1.9        1.8
     Other                                                          0.7        (0.2)       0.8
                                                                   ---------------------------
         Effective tax rate before certain charges                 40.5%       39.8%      41.5%
     Nondeductible purchased research and development,              8.2          --         --
     Nondeductible writeoff of intangibles                          0.9          --         --
                                                                   ---------------------------
            Total effective tax rate on continuing operations      49.6%       39.8%      41.5%
                                                                   ===========================


The principal components of the deferred tax assets and liabilities follow:

Amounts in thousands                                                           1997       1996
------------------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards                                         $ 3,291    $ 1,993
     Vacation benefits                                                            792        632
     Bad debt allowance                                                           364        196
     Inventory capitalization                                                     363        347
     Depreciation and amortization                                             16,767      9,283
     Other deferred assets                                                      4,434      3,979
                                                                              ------------------
                                                                               26,011     16,430
Valuation allowance                                                            (3,291)    (1,993)
                                                                              ------------------
                                                                               22,720     14,437
Deferred tax liabilities:
     Depreciation and amortization                                              1,025        531
     Other deferred liabilities                                                 1,491      1,319
                                                                              ------------------
                                                                                2,516      1,850
                                                                              ------------------
Net deferred tax assets                                                       $20,204    $12,587
                                                                              ==================

Deferred income taxes are included in the following balance sheet accounts:
     Amounts in thousands                                                        1997       1996
                                                                              ------------------
     Other current assets                                                     $ 3,846    $ 3,495
     Other assets                                                              17,383      9,623
     Deferred income taxes                                                     (1,025)      (531)
                                                                              ------------------
                                                                              $20,204    $12,587
                                                                              ==================


The valuation allowance applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation reserve relates to the increase in these net loss carryforwards.


EMPLOYEE RETIREMENT PLANS

The Company has a trusteed employee retirement profit sharing and 401(k) savings plan for eligible U.S. employees. The Plan does not provide for stated benefits upon retirement. Employees outside the U.S. are covered principally by government-sponsored plans that are deferred contribution plans. The cost of Company-provided plans is not material.

The Company has a nonqualified deferred compensation plan which permits certain key employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings will be placed in an irrevocable rabbi trust and presented as assets in the Company's balance sheet because they will be available to the general creditors of the Company in the event of the Company's insolvency. An offsetting liability will reflect amounts due employees.

Corporate contributions to employee retirement plans were $4.0 million in fiscal 1997, $3.3 million in 1996, and $3.0 million in 1995.

STOCK COMPENSATION AND PURCHASE PLANS

The Company maintains two Stock Option plans in which common stock is available for grant to key employees at prices not less than fair market value (110% of fair market value for employees holding more than 10% of the outstanding common stock) at the date of grant determined by the Board of Directors. Incentive or nonqualified options may be issued under the plans and are exercisable from one to ten years after grant.

On July 30, 1996 the shareholders adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their salary toward semi-annual purchases of the Company's capital stock. The plan commenced October 1, 1996 and each plan period lasts six months beginning on October 1 and April 1 of each year. The purchase price for each share of stock is the lesser of 85% of the market price on the first or last day of the plan period. A total of 600,000 shares are available for purchase under the plan and 36,536 shares were reserved for issuance at March 31, 1997.


A summary of activity in the Company's option plans is as follows:

                                                           1997                     1996                  1995
                                                       Weighted                 Weighted              Weighted
                                                        Average                  Average               Average
                                           1997        Exercise      1996       Exercise     1995     Exercise
                                           Shares         Price     Shares         Price    Shares       Price
---------------------------------------------------------------------------------------------------------------

Shares under option, beginning of year   1,684,580       $15.17    1,296,720      $12.09    705,806      $10.55
Options granted (at an exercise price of
 $32 to $54 in 1997, $15.50 to $20.25 in
 1996, $10.375 to $17.50 in 1995)          607,550        34.51      673,700       20.01    927,000       12.68
Options exercised                         (255,690)       11.99     (126,500)      10.26   (193,920)       9.90
Options canceled                          (265,880)       17.82     (159,340)      14.44   (142,166)       9.67
                                         ---------                 ---------              ---------
Shares under option, end of year         1,770,560        21.87    1,684,580       15.17  1,296,720       12.09
                                         =========                 =========              =========

Shares exercisable                         300,710       $14.77      261,780      $11.52    163,936      $10.01


Options available for future grants under the plans were 1.0 million, 1.4 million and 0 at March 31, 1997, 1996, and 1995, respectively.

The fair market value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 39%, risk-free interest rate of 6.59% in 1997 and 6.27% in 1996, expected life of 7 years and a dividend yield of 0%. The Weighted Average Fair Value of options granted, net of forfeitures, during the years 1997 and 1996 was $18.68 and $10.68, respectively.

The following table summarizes information about currently outstanding and exercisable stock options at March 31, 1997:


                                                        Weighted
                                      Number of          Average       Weighted
                                        Options        Remaining        Average
                                    Outstanding      Contractual       Exercise
      Range of Exercise Price        at 3/31/97             Life          Price
      -------------------------------------------------------------------------
      $9.00 - $15.00                    533,590             5.86         $10.93
      $15.00 - $30.00                   638,120             8.12          19.13
      $30.00 - $54.00                   598,850             9.35          34.53
                                      ---------

         Total                        1,770,560             7.86         $21.87
                                      =========


The Company applies ABP Opinion 25 and related interpretations in accounting for its plans. In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("FAS123"), which is effective for transactions entered into for fiscal years that begin after December 15, 1995. FAS123 established a fair value-based method of accounting for stock-based compensation plans. In adopting
FAS123 in 1997, the Company elected footnote disclosure only. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan under FAS123. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by FAS123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:


   Amounts in thousands except per share             1997                      1996
                                           As Reported   Pro Forma   As Reported  Pro Forma
   ----------------------------------------------------------------------------------------
   Net income                                 $29,849     $27,863      $14,243     $13,464
   Net income per share                       $  1.66     $  1.55      $  0.78     $  0.74



The effect of applying FAS123 in this pro forma disclosure is not indicative of future amounts. FAS123 does not apply to awards prior to 1995; and additional awards in future years are anticipated.

SHAREHOLDER RIGHTS PLAN

In February 1989 the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Dynatech's common stock. The Plan was amended in March 1990. Each Right, when exercisable, entitles a qualifying shareholder to buy shares of Dynatech junior participating cumulative preferred stock. The Rights would only become exercisable (i) ten days after a person has become the beneficial owner of 15% or more of Dynatech's common stock, or (ii) ten business days after the commencement of a tender offer that would result in the ownership of 15% or more of the common stock, or (iii) upon determination by the Board of Directors that a person who holds 10% or more of Dynatech's common stock intends to, or is likely to, act in certain specified manners adverse to the interests of Dynatech and its shareholders.

In the event Dynatech is acquired and is not the surviving corporation in a merger, or in the event of the acquisition of 50% or more of the assets or earning power of Dynatech, each Right would then entitle the qualified holder to purchase, at the then-current exercise price, shares of common stock of the acquiring company having a value of twice the exercise price of the Right. Furthermore, if any party were to acquire 15% or more of Dynatech's common stock or were determined to be an adverse person as described above, qualified holders of the Rights would be entitled to acquire shares of Dynatech junior participating cumulative preferred stock having a value of twice the then-current exercise price. At the option of the Board of Directors, all of the Rights could be exchanged into shares of common or preferred stock.

The Rights will expire February 16, 1999, but may be redeemed at the option of the Board for $0.02 per Right until one of the triggering events described above has occurred. The Rights do not entitle holders to any voting power or other shareholder benefits. Issuance of the Rights does not dilute the shareholders' ownership of Dynatech, nor does it affect reported earnings per share.

COMMITMENTS AND CONTINGENCIES

The Company has operating leases from continuing operations covering plant, office facilities, and equipment which expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 1998 through 2002 under noncancelable operating leases having an original term of more than one year are $7.5 million, $7.0 million, $5.7 million, $4.6 million, and $4.1 million, respectively. The aggregate obligation subsequent to fiscal 2002 is $9.5 million. Rent expense from continuing operations was approximately $6.2 million, $5.7 million, and $4.4 million in fiscal 1997, 1996, and 1995, respectively.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

NONRECURRING CHARGES

The components of nonrecurring expenses include the following:


     Amounts in thousands                           1997              1996
     -----------------------------------------------------------------------
     Incomplete technology                         $20,627           $16,852
     Intangible writeoffs                            7,149                --
                                                   -------------------------
        Total                                      $27,776           $16,852
                                                   =========================


ACQUISITIONS

1997 Acquisitions: In March of 1997, the Company acquired the net assets of Advent Design, Inc. ("Advent") for $3.5 million in cash. Advent designs and manufactures high-performance microprocessor-based systems for the computer, medical and communications markets. This acquisition generated $3.4 million of goodwill which is being amortized over 15 years. In order to ensure that key personnel would remain with Advent, a targeted three-year earnout incentive of $1 million per year of the Company's stock, was negotiated but not included in the purchase price. The earnout is based on, among other things, a positive operating income.

On December 31, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix") located in Spokane, Washington, for $65.4 million in cash. Approximately $40 million of the purchase price was borrowed pursuant to the terms of the Company's revolving credit and term loan agreement in effect at that time. A significant portion of the borrowed funds was repaid during the fourth quarter. Itronix is a manufacturer of mobile computing and communications devices, including ruggedized laptop computers, which increase the efficiency of large, mission-critical service groups.

Incident to this acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $20.6 million or ($0.74) per share. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model, both in 1997 and 1996, under which future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. Acquired complete technology of $8.4 million is being amortized over two to seven years, and goodwill of $17.9 million is being amortized over 15 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effects.

         Amounts in thousands                              1997         1996
         ----------------------------------------------------------------------
         Revenue                                         $426,234      $355,886
         Net income from continuing operations           $ 31,569      $ 14,609
         Earnings per share                              $   1.74      $   0.80
         Weighted average shares                           18,028        18,315

1996 Acquisitions On February 20, 1996 Dynatech acquired the stock of Synergistic Solutions, Inc. ("SSI"), of Atlanta, Georgia, for approximately $5.5 million. Acquired technology and other intangible assets of approximately $4.3 million are being amortized over four to seven years. The investment in excess of fair market value of assets purchased of $964 thousand is being amortized over 15 years.

On September 1, 1995 Dynatech acquired substantially all of the business and assets of Tele-Path Industries, Inc. ("TPI"), of Salem, Virginia, for $23.6 million. Approximately $12.6 million was cash, including a $2.6 million contingent adjustment for the stock price, and 688,096 shares of the Company's common stock at $19.91 per share. Acquired complete technology and other intangible assets of approximately $6.7 million are being amortized over five years.

Incident to this acquisition, the Company purchased the incomplete technology activities of TPI, resulting in a one-time pretax charge in the second quarter of approximately $16.9 million, or ($0.56) per share. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model.

Acquisitions, both in fiscal 1997 and 1996, were recorded using the purchase method of accounting.

SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Corporation operates predominantly in a single industry as a global communications equipment manufacturer focused on network technology solutions. Its products address communications test, industrial computing and communications, and visual communications applications. Dynatech is a multi-national corporation with continuing operations outside the United States consisting of distribution and sales offices in Germany, England, France and the Pacific Rim.

Net income in fiscal 1997, 1996, and 1995 included currency gains (losses) of approximately $99,300, $(90,300), and $292,900, respectively.

Information by geographic areas for the years ended March 31, 1997, 1996, and 1995 is summarized below:

                                                                              Outside U.S.
                                                                              (principally
Amounts in thousands                                        United States        Europe)          Combined
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers
     1997                                                      $340,603*         $21,809           $362,412
     1996                                                       268,830*          24,212            293,042
     1995                                                       220,907*          22,171            243,078
Income (loss) before taxes from continuing operations
     1997                                                      $ 38,486          $(3,052)           $35,434
     1996                                                        26,657             (549)            26,108
     1995                                                        27,771              324             28,095
Identifiable assets at
     March 31, 1997                                            $216,243          $33,792           $250,035
     March 31, 1996                                             186,186           19,003            205,189
     March 31, 1995                                             177,317           79,075            256,392


* Includes export sales of $48,959, $35,844 and $33,929 in 1997, 1996 and 1995,
respectively.

To the Board of Directors and Shareholders of Dynatech Corporation:

We have audited the accompanying consolidated balance sheets of Dynatech Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynatech Corporation as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Boston, Massachusetts
May 1, 1997


SUMMARY OF OPERATIONS BY QUARTER (Unaudited)

(Amounts in thousands except per share data)

                                                              1997
                                      FIRST      SECOND      THIRD         FOURTH         YEAR
------------------------------------------------------------------------------------------------

Sales                               $81,122    $85,725      $92,007      $103,558       $362,412
Gross profit                         50,874     54,463       58,485        61,336        225,158
Income (loss) from
     continuing operations            8,412      9,277       (2,896)(b)     3,056(c)      17,849
Net income (loss)                     8,412      9,277       (2,896)       15,056(d)      29,849
Income (loss) per common share
     Continuing operations          $  0.46    $  0.52      $ (0.16)     $   0.17       $   0.99
     Net income (loss)                 0.46       0.52        (0.16)         0.84           1.66
Market Share Price(a) -- High       $ 35.00    $ 46.88      $ 58.00      $  54.50
                      -- Low          23.00      30.75        40.50         28.00


                                                              1996
                                      FIRST      SECOND      THIRD         FOURTH         YEAR
------------------------------------------------------------------------------------------------

Sales                               $66,758    $68,513      $80,540      $77,231        $293,042
Gross profit                         41,509     42,251       49,917       47,929         181,606
Income (loss) from
     continuing operations            5,047     (4,883)(b)    8,141        7,409          15,714
Net income (loss)                     4,625     (4,993)       7,807        6,804          14,243
Income (loss) per common share
     Continuing operations          $  0.28    $ (0.27)     $  0.45      $  0.40        $   0.86
     Net income (loss)                 0.26      (0.28)        0.43         0.37            0.78
Market Share Price(a) -- High       $ 20.50    $ 22.25      $ 17.50      $ 25.50
                      -- Low          14.75      15.13        14.00        16.00



(a) Dynatech common shares are traded on the New York Stock Exchange. Prior to January 28, 1997, Dynatech common shares were traded on the Nasdaq - National Market. No cash dividends were paid on Dynatech common shares.

(b) Includes charge for purchased incomplete technology of $20.6 million or ($0.74) per share in 1997, $16.9 million or ($0.56) per share in 1996.

(c) Includes a charge of $7.1 million or ($0.36) per share relating to the writeoff of certain intangible assets.

(d) Includes gain on discontinued operations of $12 million or $0.67 per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DYNATECH CORPORATION
                                          ------------------------


June 18, 1997                             By: /s/ Allan M. Kline
                                          --------------------------------------
                                          Corporate Vice President,
                                          Chief Financial Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOHN F. RENO                        Chairman of the Board, Director, President
--------------------------------------  and Chief Executive Officer                      June 18, 1997

/s/ ALLAN M. KLINE                      Corporate Vice President,
--------------------------------------  Chief Financial Officer, and Treasurer           June 18, 1997
                                        (Principal Financial Officer)

/s/ ROBERT W. WOODBURY, JR.             Corporate Vice President
--------------------------------------  Controller (Principal Accounting Officer)        June 18, 1997

/s/ RICHARD K. LOCHRIDGE                Director                                         June 18, 1997
--------------------------------------

/s/ RONALD L. BITTNER                   Director                                         June 18, 1997
--------------------------------------

/s/ WILLIAM R. COOK                     Director                                         June 18, 1997
--------------------------------------

/s/ O. GENE GABBARD                     Director                                         June 18, 1997
--------------------------------------

/s/ L. DENNIS KOZLOWSKI                 Director                                         June 18, 1997
--------------------------------------

/s/ ROBERT G. PAUL                      Director                                         June 18, 1997
--------------------------------------

/s/ PETER VAN CUYLENBURG                Director                                         June 18, 1997
--------------------------------------

SCHEDULE II



                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                         MARCH 31, 1997, 1996, AND 1995

                  RESERVE FOR DOUBTFUL ACCOUNTS (In thousands)
                  BALANCE, March 31, 1994                                         3,905(a)
                           Additions charged to income                            2,685
                           Write-off of uncollectible accounts, net              (1,293)
                           Allowances of divisions sold                            (220)
                                                                                -------

                  BALANCE, March 31, 1995                                         5,077(a)
                           Additions charged to income                              356
                           Write-off of uncollectible accounts, net                (494)
                           Allowances reclassified, related to
                               discontinued operations                           (3,982)
                                                                                -------

                  BALANCE, March 31, 1996                                           957
                           Additions charged to income                              646
                           Allowances reclassified                                  628
                           Write-off of uncollectible accounts, net                (359)
                                                                                -------

                  BALANCE, March 31, 1997                                       $ 1,872
                                                                                =======


(a) Prior year balances have not been restated to reflect elimination of discontinued operations.

DYNATECH CORPORATION
                                  EXHIBIT INDEX

EXHIBIT
-------
3.1(1)     Restated Articles of Organization, as amended.

3.2(2)     Amended and Restated By-laws.

4.1(1) Shareholder Rights Agreement dated February 16, 1989, as amended and restated as of March 12, 1990.

10.1(1)*   1982 Incentive Stock Option Plan.

10.2(3)*   1992 Stock Option Plan.

10.3(4)*   1994 Stock Option and Incentive Plan, as amended.

10.4(1)*   Form of Special Termination Agreement between the Company and Mr.
           Reno.

10.5(1)* Form of Special Termination Agreement between the Company and each of its Executive Officers other than Mr. Reno.

10.6 Revolving Credit and Term Loan Agreement dated April 29, 1997 between the Company and BankBoston, N.A.

10.7       Dynatech Corporation Supplemental 401-K Savings Plan.

10.8 Dynatech Corporation 1996 Employee Stock Purchase Plan. Computation of per share earnings.

11         Computation of Per Share Earnings.

21         Subsidiaries of the Company.

23         Consent of Independent Accountants.

27         Financial Data Schedule.

--------------------------------------------------------------------------------
* Management contract or compensatory plan or arrangement as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10K.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 1992.

(4) Incorporated by reference to Exhibit 4.1 to Form S-8 filed on January 30, 1996 (File No. 333-01639).