Form 10-Q
period 1997-06-30
DYNATECH CORP
filed 1997-08-13
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

At July 15, 1997 there were 16,689,890 shares of common stock of the registrant outstanding.

                           PART I. FINANCIAL INFORMATION
                           -----------------------------

                          Item 1. Financial Statements

                              DYNATECH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                          June 30
                                                  1997              1996
                                                  ----              ----

Sales                                           $ 104,320         $  81,122
Cost of sales                                      42,637            30,248
                                                ---------         ---------
   Gross profit                                    61,683            50,874

Selling, general and administrative
   expense                                         31,759            26,059
Product development expense                        13,695             9,646
Amortization of intangibles                         1,443             1,566
                                                ---------         ---------
   Operating income                                14,786            13,603

Interest expense                                     (352)             (106)
Interest income                                       492               643
Other income                                          170               117
                                                ---------         ---------
   Income before income taxes                      15,096            14,257
Provision for income taxes                          6,114             5,845
                                                ---------         ---------

   Net income                                   $   8,982         $   8,412
                                                =========         =========

Income per common share                         $    0.52         $    0.46
                                                =========         =========

Weighted average number of common shares           17,343            18,301
                                                =========         =========

                      DYNATECH CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                                       June 30          March 31
                                                         1997             1997
                                                         ----             ----
                                                     (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                         $  42,103         $  39,782
   Accounts receivable, net                             64,228            70,930
   Inventories:
      Raw materials                                     23,936            19,423
      Work in process                                   12,958            11,376
      Finished goods                                    11,419             9,326
                                                     ---------         ---------
         Total inventory                                48,313            40,125
   Other current assets                                  9,280            11,074
                                                     ---------         ---------
         Total current assets                          163,924           161,911

Property and equipment, net                             24,479            23,833
Intangible assets, net                                  42,380            43,813
Other assets                                            20,807            20,478
                                                     ---------         ---------
                                                     $ 251,590         $ 250,035
                                                     =========         =========
LIABILITIES:
Current liabilities:
   Notes payable and current portion of
     long-term debt                                  $     150         $     201
   Accounts payable                                     17,760            16,900
   Other accrued expenses                               34,748            54,586
   Accrued income taxes                                  1,152               657
   Net liabilities of discontinued
     operations                                          4,391             9,173
                                                     ---------         ---------
         Total current liabilities                      58,201            81,517
Long-term debt                                          25,226             5,226
Deferred income taxes                                      989             1,025
Deferred compensation                                    2,050             1,581

SHAREHOLDERS' EQUITY:
Common stock                                             3,721             3,721
Additional paid-in capital                               9,468             9,887
Retained earnings                                      204,488           195,506
Cumulative translation adjustments                      (1,557)           (1,247)
Treasury stock                                         (50,996)          (47,181)
                                                     ---------         ---------
         Total shareholders' equity                    165,124           160,686
                                                     ---------         ---------
                                                     $ 251,590         $ 250,035
                                                     =========         =========

                              DYNATECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months Ended
                                                           June 30
                                                   1997               1996
                                                   ----               ----

Operating activities:
  Net income                                      $  8,982         $  8,412

  Adjustments for noncash items included in net income:

    Depreciation                                     2,840            2,156
    Amortization of intangibles                      1,443            1,566
    Increase in deferred taxes                          --              110
    Other                                               48              121


  Change in operating assets and
      liabilities                                  (13,133)         (12,264)
                                                  --------         --------
  Net cash flows provided by continuing
      operations                                       180              101
  Net cash flows provided by (used in)
      discontinued operations                       (9,963)           8,205
                                                  --------         --------
  Net cash flows provided by (used in)
      operating activities                          (9,783)           8,306
                                                  --------         --------

Investing activities:
  Purchases of property and equipment               (4,022)          (1,862)

  Proceeds from disposals of property
      and equipment                                     18               30

  Proceeds from sale of businesses                      --           10,267
  Other                                                 76               17
                                                  --------         --------
  Net cash flows provided by (used in)
      continuing operations                         (3,928)           8,452
  Net cash flows provided by (used in)
      discontinued operations                          507             (526)
                                                  --------         --------
  Net cash flows provided by (used in)
      investing activities                          (3,421)           7,926
                                                  --------         --------

Financing activities:
  Debt borrowings                                   20,000               --
  Repayment of debt                                     --           (2,125)
  Proceeds from exercise of stock
      options                                        1,054              638
  Purchases of treasury stock                       (5,330)          (9,469)
                                                  --------         --------
  Net cash flows provided by (used in)
      financing activities                          15,724          (10,956)
                                                  --------         --------
Effect of exchange rate on cash                       (199)             (72)
                                                  --------         --------
Increase in cash and cash equivalents                2,321            5,204
Cash and cash equivalents at beginning
of year                                             39,782           46,094
                                                  --------         --------
Cash and cash equivalents at end of
period                                            $ 42,103         $ 51,298
                                                  ========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Condensed Consolidated Financial Statements

      In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1997, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1997 and 1996 include all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of March 31, 1997.

      This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K and Annual Report as of March 31, 1997.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, and tax valuation reserves. Actual results could differ from those estimates.

B.    Pro Forma Financial Information

      On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix") located in Spokane, Washington, for $65.4 million in cash. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effects.

                                                  Three months ended
                                                    June 30, 1996
                                                    (in thousands)

            Revenue                                    $102,012
            Net income                                 $  7,856
            Earnings per share                         $   0.43
            Weighted average shares                      18,301

C.    New Pronouncements

      The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. The Company does not anticipate this change will have a material impact on the calculation of EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales for the three months ended June 30, 1997 were $104.3 million compared to $81.1 million in the prior year's first quarter and $102.0 million including the pro forma effects of the acquisition of Itronix, a company purchased on December 31, 1996. Sales of communications test products increased $6.6 million or 13% over the same period a year ago reflecting continued demand for new products which support the installation of communications' services and networks. Sales for industrial computing and communication products increased $14.0 million or 95% over the same period last year due primarily to the Itronix acquisition. Sales of Itronix's portable communications products were lower than expected as shipments of the new Pentium-based field-service products were delayed in order to complete final fail-safe tests. Sales of catalog-related products of industrial communications products increased 25% due to increased demand. Sales of visual communications products increased $2.6 million or 16% due to continued demand for aircraft cabin video information services. Backlog at June 30, 1997 was $74.8 million, an increase of 4% over the backlog at March 31, 1997.

Consolidated gross profit was $61.7 million or 59.1% of consolidated sales, compared to $50.9 million or 62.7% for the comparable period a year ago. The percentage decrease was primarily attributed to increased sales of industrial computing and communications products which have a lower gross margin than the consolidated average.

Selling, general and administrative expense was $31.8 million or 30.4% of consolidated sales, as compared to $26.1 million or 32.1% of consolidated sales for the first quarter a year ago. The percent decrease was primarily attributed to revenues increasing at a rate higher than overall administrative expense.

Product development expense was $13.7 million or 13.1% of consolidated sales as compared to $9.6 million or 11.9% of consolidated sales for the first quarter in the prior year. The increase was primarily driven by increased spending on industrial computer products associated with new CPU products to support the Company's catalog business plus the effects related to the acquisition of Itronix. In addition, the communications test business incurred additional expense related to the development of products that are expected to be introduced within the next 12 months.

Amortization of intangibles during the first quarter of 1997 and 1996 were $1.4 million and $1.6 million, respectively. Amortization expense decreased due to the writeoff of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997, and was offset by an increase in goodwill amortization related to the acquisition of Itronix.

Interest income, net of interest expense, decreased to $140 thousand from $537 thousand for the same period last year. The decrease was attributable to the increase in long-term debt, which was used to fund a stock repurchase and other cash payments related to discontinued operations and working capital requirements.

The effective tax rate for the first quarter in 1997 was 40.5% essentially at the same level of 41.0% in the prior year quarter.

Net income for the first quarter of 1997 was $9.0 million, an increase of 6.8% over the same period a year ago. Earnings per share increased 13% compared to the year earlier period, partially due to the effect of the stock buyback program.

Capital Resources and Liquidity
-------------------------------

The Company's funded debt was 13.3% of total capital at June 30, 1997 as compared to 3.3% as of March 31, 1997. The increase in debt was primarily to fund cash requirements for discontinued operations of $10.0 million, $4.0 million for capital expenditures, and $5.3 million to repurchase 163 thousand shares of the Company's common stock. The total number of shares repurchased since February 1996 is approximately two million.

Dynatech believes that with its current cash, cash generated from operations and its current and future borrowing capacity it will be able to finance at least 12 months of capital expenditures, working capital requirements and potential acquisitions.

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented.The Company does not anticipate this change will have a material impact on the calculation of EPS.



                           PART II. OTHER INFORMATION
                           --------------------------



Item 6. (a) Exhibits

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

         Exhibit 10 - Credit Line Agreement dated June 25, 1997 by and between the Company and BankBoston, N.A.

         Exhibit 11 - Statement Regarding Computation of Earnings Per Share

         Exhibit 27 - Financial Data Schedule



Item 6. (b) Reports on Form 8-K

         During the quarter ended June 30, 1997, the Registrant filed a Current Report on Form 8-K dated March 21, 1997 relating to the sale of the assets of Computerized Medical Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNATECH CORPORATION
                                   --------------------




Date    August 13, 1997            /s/ Allan M. Kline
----------------------------       -------------------------------------------
                                   Allan M. Kline
                                   Corporate Vice President, Chief Financial
                                   Officer and Treasurer


Date     August 13, 1997           /s/ Robert W. Woodbury, Jr.
----------------------------       -------------------------------------------
                                   Robert W. Woodbury, Jr.
                                   Corporate Vice President, Controller and
                                   Principal Accounting Officer