Form 10-Q
period 1997-09-30
DYNATECH CORP
filed 1997-11-14
CIK 30841

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .


At October 15, 1997 there were 16,871,573 shares of common stock of the registrant outstanding.

                         PART I. Financial Information

                          Item 1. Financial Statements

                              DYNATECH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                      September 30                 September 30
                                                   1997          1996           1997           1996
                                                 --------       -------       --------       --------

Sales                                            $115,856       $85,725       $220,176       $166,847
Cost of sales                                      50,812        31,262         93,449         61,510
                                                 --------       -------       --------       --------
Gross profit                                       65,044        54,463        126,727        105,337

Selling, general and administrative expense        33,278        27,888         65,037         53,947
Product development expense                        13,384        10,256         27,079         19,902
Amortization of intangibles                         1,439         1,559          2,882          3,125
                                                 --------       -------       --------       --------

Operating income                                   16,943        14,760         31,729         28,363

Interest expense                                     (429)         (173)          (781)          (279)
Interest income                                       872           581          1,364          1,224
Other income                                          282           305            452            422
                                                 --------       -------       --------       --------

Income before income taxes                         17,668        15,473         32,764         29,730

Provision for income taxes                          7,156         6,196         13,270         12,041
                                                 --------       -------       --------       --------

Net Income                                       $ 10,512       $ 9,277       $ 19,494       $ 17,689
                                                 ========       =======       ========       ========

Income per common share                          $   0.60       $  0.52       $   1.12       $   0.98
                                                 ========       =======       ========       ========

Weighted average number of common shares           17,426        17,914         17,394         18,106
                                                 ========       =======       ========       ========


See notes to condensed consolidated financial statements.

                            DYNATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                Sept. 30        March 31
                                                                  1997           1997
                                                                --------        --------
                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                 $  43,544       $  39,782
     Accounts receivable, net                                     69,751          70,930
     Inventories:
          Raw materials                                           21,185          19,423
          Work in process                                         12,899          11,376
          Finished goods                                          13,825           9,326
                                                                --------        --------
                                                                  47,909          40,125
Other current assets                                               8,833          11,074
                                                                --------        --------
          Total current assets                                   170,037         161,911
Property and equipment, net                                       25,312          23,833
Intangible assets, net                                            40,938          43,813
Other assets                                                      20,786          20,478
                                                                --------        --------
                                                                $257,073        $250,035
                                                                ========        ========
LIABILITIES & EQUITY
Current liabilities:
     Notes payable & current portion of long-term debt         $     164       $     201
     Accounts payable                                             14,774          16,900
     Accrued expenses:
          Compensation and benefits                               15,743          23,912
          Deferred revenue                                         9,132           8,876
          Other accrued expenses                                  12,585          22,455
     Net liabilities of discontinued operations                    4,172           9,173
                                                                --------        --------
          Total current liabilities                               56,570          81,517
Long-term debt                                                    21,163           5,226
Deferred income taxes                                                989           1,025
Deferred compensation                                              2,087           1,581

SHAREHOLDERS' EQUITY
Common stock                                                       3,721           3,721
Additional paid-in capital                                         8,321           9,887
Retained earnings                                                215,000         195,506
Cumulative translation adjustments                                (2,107)         (1,247)
Treasury stock                                                   (48,671)        (47,181)
                                                                --------        --------
     Total shareholders' equity                                  176,264         160,686
                                                                --------        --------
                                                                $257,073        $250,035
                                                                ========        ========


See notes to condensed consolidated financial statements

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                           September 30
                                                                       1997           1996
                                                                     --------       --------

Operating activities:
   Net income                                                        $ 19,494       $ 17,689
   Adjustments for noncash items included in net income:
      Depreciation                                                      5,730          4,441
      Amortization of intangibles                                       2,882          3,125
      Other                                                                32            698
   Change in operating assets and liabilities                         (18,978)        (7,054)
                                                                     --------       --------
   Net cash flows provided by continuing operations                     9,160         18,899
   Net cash flows used in discontinued operations                     (10,197)        (5,744)
                                                                     --------       --------
   Net cash flows provided by (used in) operating activities           (1,037)        13,155


Investing activities:
   Purchases of property and equipment                                 (7,796)        (4,318)
   Proceeds from sale of businesses                                        --         10,267
   Other                                                                  (58)           169
                                                                     --------       --------
   Net cash flows provided by (used in) continuing operations          (7,854)         6,118
   Net cash flows provided by (used in) discontinued operations           507           (884)
                                                                     --------       --------
   Net cash flows provided by (used in) investing activities           (7,347)         5,234


Financing activities:
   Debt borrowings                                                     16,000          6,700
   Repayment of notes payable                                              --           (571)
   Proceeds from exercise of stock options                              2,177          1,195
   Purchases of treasury stock                                         (5,330)       (22,334)
                                                                     --------       --------
   Net cash flows provided by (used in) financing activities           12,847        (15,010)
Effect of exchange rate on cash                                          (701)           (89)
                                                                     --------       --------
Increase in cash and cash equivalents                                   3,762          3,290
Cash and cash equivalents at beginning of year                         39,782         46,094
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 43,544       $ 49,384
                                                                     ========       ========





  See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Condensed Consolidated Financial Statements

     In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1997, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

B.   PRO FORMA FINANCIAL INFORMATION

     On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix") located in Spokane, Washington, for $65.4 million in cash. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effects.

                                      Three months ended        Six months ended
                                      September 30, 1996       September 30, 1996
                                     (in thousands except     (in thousands except
                                       per share data)           per share data)

      Revenue                             $106,380                  $208,392
      Net income                          $  9,526                  $ 17,382
      Earnings per share                  $   0.53                  $   0.96
      Weighted average shares               17,914                    18,106


C.   NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 128 , "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. The Company does not anticipate this change will have a material impact on EPS.

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. The Company has not assessed the impact of this Standard on its financial statements.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has not assessed the impact of this Standard on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1996

Consolidated sales for the three months ended September 30, 1997 were $115.9 million as compared to $85.7 million for the prior year's second quarter, and $106.4 million including the pro forma effects related to the acquisition of Itronix, a company purchased on December 31, 1996. Sales of communications test products increased $5.4 million to $57.6 million or 10.3% over the same period a year ago, reflecting continued stable growth in the U.S. market for communications test solutions. Sales for industrial computing and communication products increased $22.7 million to $38.8 million or 140.7% over the same period last year due primarily to the Itronix acquisition. Sales of Itronix's portable communications products included sales of its new Pentium product released during the first week of the second quarter. Sales of catalog-related products within the industrial communications products increased 21% due to increased demand. Sales of visual communications products increased $2.1 million to $19.5 million or 11.9% due to continued demand for aircraft cabin video information services.

Consolidated gross profit was $65.0 million or 56.1% of consolidated sales in the three months ended September 30, 1997, compared to $54.5 million or 63.5% for the comparable period a year ago. The percentage decrease was primarily attributed to a higher proportion of lower margin industrial communications sales within the overall sales mix.

Selling, general and administrative expense for the three months ended September 30, 1997 was $33.3 million or 28.7% of consolidated sales as compared to $27.9 million or 32.5% for the same period last year. The dollar increase and the percent decrease were primarily the result of the acquisition of Itronix, in which the percentage of selling, general and administrative expense to sales for Itronix is less than the consolidated average.

Product development expense was $13.4 million or 11.6% of consolidated sales as compared to $10.3 million or 12% of consolidated sales for the same period last year. The increase was primarily driven by increased spending on industrial communications products including the effects related to the acquisition of Itronix.

Amortization of intangibles during the second quarter was $1.4 million as compared to $1.6 million for the second quarter last year. Amortization expense decreased due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997 and was offset by an increase in goodwill amortization related to the acquisition of Itronix.

Interest income, net of interest expense, was $443 thousand during the second quarter of fiscal 1997, as compared to $408 thousand for the same period a year ago. Interest expense during the second quarter was higher than the same quarter last year due to higher average borrowings, offset by interest income received on a prior year tax abatement.

Net income for the second quarter of fiscal 1997 was $10.5 million, an increase of 13.3% over the same period a year ago. Earnings per share increased 15.4% compared to the same period last year, partially due to the effect of the Company's stock buyback program in which the stock was repurchased during fiscal 1997 and the first quarter of fiscal 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1997 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1996

Sales for the six months ended September 30, 1997 were $220.2 million, an increase of 32% for the same six month period a year ago, and 5.7% including the pro forma effects related to the acquisition of Itronix. The increase was attributable to increased demand for communications test products, catalog sales of industrial communications products, and aircraft cabin video information services.

Gross margin for the six months ended September 30, 1997 was 57.6% down from 63.1% a year ago due to the increase of lower margin volume within the industrial communications businesses, primarily associated with the Itronix acquisition.

The effective tax rate for the six-month period ending September 30, 1997 and 1996, respectively, was 40.5%.

Net income for the six month period was $19.5 million, an increase of 10.2% over the same period a year ago, primarily attributable to the increase in sales.

Backlog at September 30, 1997 was $90.0 million, an increase of 25.5% over the backlog at March 31, 1997, primarily attributable to increased orders at Itronix.

CAPITAL RESOURCES AND LIQUIDITY
The Company's funded debt was 11% of total capital at September 30, 1997, as compared to 3.3% as of March 31, 1997. The increase in debt of $16 million was primarily to help fund cash requirements for discontinued operations of $10.2 million, to repurchase 163 thousand shares of the Company's common stock in May 1997, and the purchase of property and equipment.

Dynatech believes that with its current cash, cash generated from operations, and its current and future borrowing capacity it will be able to finance at least 12 months of capital expenditures, working capital requirements and potential acquisitions.

NEW PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 128 , "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the interim period ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. The Company does not anticipate this change will have a material impact on EPS.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. The Company has not assessed the impact of this Standard on its financial statements.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has not assessed the impact of this Standard on its financial statements.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

The Annual Meeting of Stockholders was held on July 30, 1997 in Boston, Massachusetts. A class of three directors as nominated by the Board of Directors to serve for a three-year term were elected at the meeting. At such meeting, 16,675,563 shares were entitled to vote and a plurality of the votes cast were needed for election. The table below discloses the vote with respect to each nominee for office.

                                           IN FAVOR          WITHHELD
                                           --------          --------

                John F. Reno              14,186,426          57,519
                L. Dennis Kozlowski       14,187,284          56,661
                Peter van Cuylenburg      14,188,207          55,738


The terms of O. Gene Gabbard and Richard K. Lochridge will expire in 1998 and the terms of William R. Cook and Robert G. Paul will expire at the annual meeting in 1999.

The results of the voting of the additional items were as follows:

     (a) To ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the current fiscal year.

                                        FOR        AGAINST   ABSTAIN    BROKER NON-VOTE
                                        ---        -------   -------    ---------------

          Selection of Auditors      14,176,685    20,421      46,839        -0-


Item 6. Exhibits and Reports on Form 8-K

     (a)  EXHIBITS
          The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit Number          Description
                  --------------          -----------

                        11                Computation of Earnings Per Share
                        27                Financial Data Schedule

     (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DYNATECH CORPORATION
                                       ----------------------------------------



Date  November 13, 1997                /s/ ALLAN M. KLINE
                                       ----------------------------------------
                                       Allan M. Kline
                                       Vice President, Chief Financial Officer
                                       and Treasurer



Date  November 13, 1997                /s/ ROBERT W. WOODBURY, JR.
                                       ----------------------------------------
                                       Robert W. Woodbury, Jr.
                                       Vice President, Corporate Controller and
                                       Principal Accounting Officer