Form 10-Q
period 1997-12-31
DYNATECH CORP
filed 1998-01-27
CIK 30841

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                         Commission file number 0-7438

                             DYNATECH CORPORATION
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                      04-2258582
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

                         3 New England Executive Park
                     Burlington, Massachusetts 01803-5087
              (Address of principal executive offices)(Zip code)

      Registrant's telephone number, including area code:  (781) 272-6100



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

At January 15, 1998 there were 16,862,674 shares of common stock of the registrant outstanding.

                        Part I.  Financial Information
                        ------------------------------

                         Item 1.  Financial Statements

                             DYNATECH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                                December 31                     December 31
                                           1997              1996           1997          1996
                                       ----------        ----------     ---------      --------
Sales                                    $133,138           $92,007      $353,314      $258,854
Cost of sales                              58,265            33,522       151,714        95,032
                                       ----------        ----------     ---------      --------
Gross profit                               74,873            58,485       201,600       163,822

Selling, general &                         38,512            30,084       103,549        84,031
 administrative expense
Product development expense                14,484            10,163        41,563        30,065
Purchased incomplete technology               ---            20,627           ---        20,627
Amortization of intangibles                 1,445             1,558         4,327         4,683
                                       ----------        ----------     ---------      --------
Operating income (loss)                    20,432            (3,947)       52,161        24,416

Interest expense                             (164)              (86)         (945)         (365)
Interest income                               886               942         2,250         2,166
Other income                                  244               130           694           552
                                       ----------        ----------     ---------      --------
Income (loss) before income taxes          21,398            (2,961)       54,160        26,769

Income tax provision (benefit)              8,663               (65)       21,933        11,976
                                       ----------        ----------     ---------      --------
Net income (loss)                        $ 12,735           $(2,896)     $ 32,227      $ 14,793
                                       ==========        ==========     =========      ========
Income (loss) per common share:
   Basic                                 $   0.76           $ (0.16)     $   1.92      $   0.86
   Diluted                                   0.73             (0.16)         1.85          0.82
                                       ==========        ==========     =========      ========
Weighted average number of
 common shares:
   Basic                                   16,817            17,074        16,826        17,257
   Diluted                                 17,395            17,074        17,413        18,124
                                       ==========        ==========     =========      ========

----------------------------
See notes to condensed consolidated financial statements.

                             DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                     Dec. 31            March 31
                                                       1997               1997
ASSETS                                             (Unaudited)
Current assets:                                    ------------       ------------
   Cash and cash equivalents                           $ 47,569           $ 39,782
   Accounts receivable, net                              73,330             70,930
   Inventories:
      Raw materials                                      21,076             19,423
      Work in process                                    11,970             11,376
      Finished goods                                     12,362              9,326
                                                   ------------       ------------
         Total inventory                                 45,408             40,125
   Other current assets                                  11,870             11,074
                                                   ------------       ------------
      Total current assets                              178,177            161,911

Property and equipment, net                              25,178             23,833
Intangible assets, net                                   39,496             43,813
Other assets                                             20,926             20,478
                                                   ------------       ------------
                                                       $263,777           $250,035
                                                   ============       ============
LIABILITIES & EQUITY
Current Liabilities:
   Current portion of long-term debt                   $    171           $    201
   Accounts payable                                      20,345             16,900
   Accrued expenses:
      Compensation and benefits                          21,923             23,912
      Deferred revenue                                    9,954              8,876
      Other accrued expenses                             14,009             22,455
   Net liabilities of discontinued operations             2,793              9,173
                                                   ------------       ------------
         Total current liabilities                       69,195             81,517

Long-term debt                                              109              5,226
Deferred income taxes                                       989              1,025
Deferred compensation                                     2,112              1,581

SHAREHOLDERS' EQUITY
Common stock                                              3,721              3,721
Additional paid-in capital                                7,169              9,887
Retained earnings                                       227,733            195,506
Cumulative translation adjustment                        (1,938)            (1,247)
Treasury stock                                          (45,313)           (47,181)
                                                   ------------       ------------
   Total shareholders' equity                           191,372            160,686
                                                   ------------       ------------
                                                       $263,777           $250,035
                                                   ============       ============

----------------------------
See notes to condensed consolidated financial statements.

                             DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                     December 31,
                                                               1997               1996
                                                            -----------        -----------
Operating activities:
   Net income                                                  $ 32,227           $ 14,793
   Adjustments for noncash items included in net
    income:
      Depreciation                                                8,926              6,710
      Amortization of intangibles                                 4,327              4,683
      Purchased incomplete technology                               ---             20,627
      Increase (decrease) in deferred taxes                         (36)               938
      Other                                                         192                390
   Change in operating assets and liabilities                    (8,155)           (29,451)
                                                            -----------        -----------
   Net cash flows provided by continuing operations              37,481             18,690
   Net cash flows provided by (used in) discontinued
    operations                                                  (12,680)             3,761
                                                            -----------        -----------
Net cash flows provided by operating activities                  24,801             22,451

Investing activities:
   Purchases of property and equipment                          (11,026)            (6,676)
   Proceeds from sale of businesses                                 ---             44,467
   Business acquired in purchase transaction                        ---            (65,751)
   Other                                                             85                (70)
                                                            -----------        -----------
   Net cash flows used in continuing operations                 (10,941)           (28,030)
   Net cash flows provided by (used in) discontinued
    operations                                                      507               (911)
                                                            -----------        -----------
Net cash flows used in investing activities                     (10,434)           (28,941)

Financing activities:
   Debt borrowings (repayments)                                  (5,000)            39,750
   Repayment of notes payable                                       ---               (390)
   Proceeds from exercise of stock options                        4,332              1,382
   Purchases of treasury stock                                   (5,330)           (22,334)
                                                            -----------        -----------
Net cash flows provided by (used in) financing
 activities                                                      (5,998)            18,408
Effect of exchange rate on cash                                    (582)            (1,231)
                                                            -----------        -----------
Increase in cash and cash equivalents                             7,787             10,687
Cash and cash equivalents at beginning of year                   39,782             46,094
                                                            -----------        -----------
Cash and cash equivalents at end of period                     $ 47,569           $ 56,781
                                                            ===========        ===========

----------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 1997, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

B.   NEW PRONOUNCEMENTS

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













































C.   PRO FORMA FINANCIAL INFORMATION

     On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix") located in Spokane, Washington, for $65.4 million in cash. As a percentage of sales, the gross margin and selling, general and administrative expenses of Itronix are lower than the consolidated financial results of the Company prior to the acquisition. Therefore, the pro forma income statements below reflect a lower gross margin and selling, general and administrative expenses as a percent of consolidated sales. Hence, in order to demonstrate the Company's operating performance versus the previous years, the following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effects. (In thousands except per share data)

                               Three Months Ended    Nine Months Ended
                               December 31, 1996     December 31, 1996
  Revenue                            $114,284              $322,676
  Cost of sales                        48,726               140,854
                                     --------              --------
  Gross profit                         65,558               181,822

  Selling, general and
     Administrative expense            32,694                91,784
  Product development exp              12,150                35,313
  Amortization                          2,244                 6,743
                                     --------              --------
  Operating income                     18,470                47,982

  Interest expense                       (923)               (2,821)
  Interest income                         942                 2,166
  Other income                            129                   551
                                     --------              --------
  Income before taxes                  18,618                47,878
                                     --------              --------
  Net income                         $ 11,131              $ 28,513
                                     ========              ========

  Income per share:
     Basic                           $   0.65              $   1.65
     Diluted                         $   0.61              $   1.57
  Weighted average shares:
     Basic                             17,074                17,257
     Diluted                           18,161                18,124

D.  Income (earnings) per share

    The Company adopted Statement of Financial Accounting Standards No. 128. "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption. (In thousands except per share data)

                                                 Three Months Ended                 Nine Months Ended
                                                     December 31,                      December 31,
                                               1997               1996            1997            1996
                                             --------           --------        --------        --------
Net income                                   $ 12,735           $ (2,896)       $ 32,227        $ 14,793
                                             ========           ========        ========        ========

BASIC:

Common stock outstanding, net of
  treasury stock, beginning of period          16,757             17,062          16,803          17,594
Weighted average treasury stock issued
  during the period                                60                 12             103             123
Weighted average treasury stock
  repurchased                                     ---                ---             (80)           (460)
                                             --------           --------        --------        --------
Weighted average common stock
  outstanding, net of treasury stock,
  end of period                                16,817             17,074          16,826          17,257
                                             ========           ========        ========        ========
Income per common share                      $   0.76           $  (0.16)       $   1.92        $   0.86
                                             ========           ========        ========        ========

DILUTIVE:

Common stock outstanding, net of
  treasury stock, beginning of period          16,757             17,062          16,803          17,594
Weighted average treasury stock issued
  during the period                                60                 12             103             123
Weighted average common stock
  equivalents (a)                                 578                ---             587             867
Weighted average treasury stock
  repurchased                                     ---                ---             (80)           (460)
                                             --------           --------        --------        --------
Weighted average common stock
  outstanding, net of treasury stock,
  end of period                                17,395             17,074          17,413          18,124
                                             ========           ========        ========        ========
Income per common share                      $   0.73           $  (0.16)       $   1.85        $   0.82
                                             ========           ========        ========        ========

(a) not included if antidilutive

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

     On December 22, 1997 the Company announced a management-led recapitalization plan in which the public shareholders of the Company will receive $49 per share, consisting of $47.75 per share in cash and 0.5 shares of common stock of the recapitalized company. As a result of such recapitalization, the public shareholders will own an approximately 7.0% equity interest in the recapitalized company. The remaining equity will be held by Dynatech management and Clayton, Dubilier, & Rice, Inc. (CD&R). The total transaction is valued at approximately $900 million and will be financed through a $277 million equity investment by CD&R with the remainder financed through a combination of debt and cash on-hand. The recapitalization is subject to shareholder and regulatory approvals and other customary conditions, and is expected to be completed during the first half of calendar 1998.

     Accounting Changes

     During the quarter the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

     Results of Operations

     Pro Forma Financial Statements

     On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix"). The following discussion, as it relates to the three and nine month periods ended December 31, 1996, refers to the financial information presented in Note C, "Pro Forma Financial Information" of the Notes to Condensed Consolidated Financial Statements, which presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997.

     THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996 ON A PRO FORMA BASIS

     Sales. Consolidated sales increased $18.9 million or 16.5% to $133.1 million for the three months ended December 31, 1997 as compared to $114.3 million for the same period a year ago on a pro forma basis. The increase is primarily attributable to increased demand for communications test products, catalog sales of industrial computing and communications products, and aircraft cabin video information services.

     Sales of communications test products increased $11.4 million to $70.2 million or 19.4% reflecting continued growth in the U.S. market for communications test solutions. During the quarter Regional Bell Operating Companies ("RBOCs") spent their remaining budgeted funds before year-end.

     Sales for industrial computing and communication products increased $7.0 million to $43.5 million or 19.2% over the same period last year on a pro forma basis. The Company was positively impacted by continued strength in its catalog-marketed rack-mounted computers and higher sales into the Original Equipment Manufacturer (OEM) market. In addition, Itronix had significant shipments of its ruggedized laptop computers to the field services market in the quarter.

     Sales of visual communications products increased $0.4 million to $19.4 million or 2%. Sales for the Company's real-time flight information passenger video displays increased as more airlines integrated this product into their inflight entertainment systems. Offsetting this increase were lower sales in the video compression and graphical user-interface (GUI) product lines.

     Gross Profit. Consolidated gross profit increased $9.3 million to $74.9 million or 56.2% of consolidated sales for the three months ended December 31, 1997 as compared to $65.6 million or 57.4% of consolidated sales for the same period a year ago on a pro forma basis. The percentage decrease was primarily attributed to a change in sales mix within the consolidated group along with lower gross margins for Itronix products due to additional manufacturing costs to rework the Pentium-based laptops. The Company believes that the trend toward increased sales of Itronix products with lower gross margins may continue and would result in further decreases in consolidated gross margin as a percentage of consolidated sales in the future.

     Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; and amortization of intangibles. Total operating expenses were $54.4 million or 40.9% of consolidated sales as compared to $47.1 million or 41.2% of consolidated sales for the same period last year on a pro forma basis.

     Selling, general and administrative expense was $38.5 million or 28.9% of consolidated sales for the three months ended December 31, 1997 as compared to $32.7 million or 28.6% of consolidated sales for the same period a year ago on a pro forma basis. The increase was primarily attributable to the increase in sales, the relocation of one of the Company's subsidiaries and increased incentive compensation costs.

     Product development expense was $14.5 million or 10.9% of consolidated sales as compared to $12.2 million or 10.6% of consolidated sales for the same period last year on a pro forma basis. The increase was primarily due to the Company's communications test subsidiary continuing its development of a new test system and new CPU and chassis product development for rack-mounted computers.

     Amortization of intangibles during the third quarter was $1.4 million as compared to $2.2 million for the same period last year on a pro forma basis. Amortization expense decreased due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997.

     Interest. Interest income, net of interest expense, was $0.7 million for the third quarter of fiscal 1998 as compared to $0 for the same period last year on a pro forma basis. Assuming consummation of the recapitalization of the Company described above, the interest expense of the Company will substantially increase as a result of borrowing relating to such recapitalization.

     Other income. Other income for the third quarter was $244 thousand as compared to $129 thousand for the same period a year ago on a pro forma basis.

     Net income. Net income was $12.7 million or $0.73 per share on a diluted basis for the three months ended December 31, 1997 as compared to $11.1 million or $0.61 per share on a diluted basis for the same period a year ago on a pro forma basis.

     Backlog. Backlog at December 31, 1997 was $77.5 million, an increase of $5.8 million over the backlog at March 31, 1997.

     NINE MONTHS ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996 ON A PRO FORMA BASIS

     Sales. Consolidated sales for the nine months ended December 31, 1997 increased $30.6 million or 9.5% to $353.3 million as compared to $322.7 million for the same period last year on a pro forma basis. The increase was attributable to increased demand for communications test products, catalog sales of industrial computing and communications products, and aircraft cabin video information services.

     Sales for communications test products increased $23.4 million to $184.9 million or 14.5%. The increase is primarily attributable to increased volume as a result of network expansions of the local Telco service providers.

     Sales for industrial computing and communications products increased $2.1 million or 2.0% to $111.0 million as compared to $108.9 million for the same period last year on a pro forma basis. The increase in sales for the Company's rack-mounted computers, as new products were introduced through the catalog, was offset by slightly lower sales of the Company's ruggedized laptop computers.

     Sales of visual communications products increased $5.1 million to $57.5 million or 9.6% as compared to $52.4 million for the same period a year ago on a pro forma basis. Sales for the Company's real-time flight information passenger video displays increased as more airlines integrated this product into their inflight entertainment systems. In addition, key strategic alliances have been formed with certain airline companies, which have greatly improved market penetration. Offsetting this increase were lower sales volume in the video compression and graphical user-interface (GUI) product lines.

     Gross Profit. Consolidated gross profit increased $19.8 million to $201.6 million or 57.1% of consolidated sales for the nine months ended December 31, 1997, as compared to $181.8 million or 56.3% of consolidated sales for the same period last year on a pro forma basis. Gross margin increased slightly due to the increased shipment volume of higher margin communications test equipment and airline passenger video displays.

     Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; and amortization of intangibles. Total operating expenses were $149.4 million or 42.3% of consolidated sales as compared to $133.8 million or 41.5% of consolidated sales for the same period last year on a pro forma basis. The percent increase is primarily attributable to an increase in selling, general and administrative expenses as a percent of sales.

     Selling, general and administrative expense was $103.5 million or 29.3% of consolidated sales for the nine months ended December 31, 1997, as compared to $91.8 million or 28.4% of consolidated sales for the same period last year on a pro forma basis. The increase is primarily attributable to additional expenses related to information systems upgrades and increased selling expenses due to the increased sales volume within the communications test business.

     Product development expense was $41.6 million or 11.8% of consolidated sales as compared to $35.3 million or 10.9% of consolidated sales for the same period last year on a pro forma basis. The increase is primarily attributable to the development of a new test system at the Company's communications test subsidiary and new CPU and chassis products which were developed for rack-mounted computers.

     Amortization of intangibles for the first nine months was $4.3 million as compared to $6.7 million for the same period last year on a pro forma basis. Amortization expense decreased due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997.

     Interest. Interest income, net of interest expense, was $1.3 million for the nine months ended December 31, 1997, as compared to net interest expense of $0.6 million for the same period a year ago on a pro forma basis. Assuming consummation of the recapitalization of the Company described above, the interest expense of the Company will substantially increase as a result of borrowing relating to such recapitalization.

     Other income. Other income was $694 thousand for the nine month period ended December 31, 1997 and compared to $551 thousand for the same period last year.

     Taxes. The effective tax rate for the nine month periods ending December 31, 1997 and 1996 was 40.5%.

     Net income. Net income for the nine month period was $32.2 million or $1.85 per share on a diluted basis, as compared to $28.5 million or $1.57 per share on a diluted basis for the same period last year on a pro forma basis. The increase is primarily attributable to the increase in sales.

     HISTORICAL FINANCIAL STATEMENTS

     The following discussion, as it relates to the three and nine month periods ended December 31, 1996, refers to the historical financial information presented in Item I. Financial Statements-Consolidated Statements of Income, which presents a summary of consolidated results of operations of the Company including the acquisition of Itronix at December 31, 1996, excluding the pro forma effects of the acquisition.


     THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996 ON A HISTORICAL BASIS

     Consolidated sales increased $41.1 million or 44.7% to $133.1 million for the three months ended December 31, 1997 as compared to $92.0 million for the same period a year ago. Sales of communications test products increased $11.4 million to $70.2 million or 19.4% reflecting continued growth in the U.S. market for communications test solutions. Sales for industrial computing and communication products increased $29.3 million to $43.5 million or 206.3% over the same period last year due both to the Itronix acquisition and continued strength in the OEM market for catalog-marketed rack-mounted PCs. Sales of visual communications products increased $0.4 million to $19.4 million or 2%.

     Consolidated gross margin increased $16.4 million to $74.9 million or 56.2% of consolidated sales for the three months ended December 31, 1997 as compared to $58.5 million or 63.6% of consolidated sales for the same period a year ago. The percentage decrease was primarily attributed to a higher proportion of lower margin industrial communications sales within the overall sales mix.

     Selling, general and administrative expense was $38.5 million or 28.9% of consolidated sales for the three months ended December 31, 1997, compared to $30.1 million or 32.7% of consolidated sales for the same period a year ago. The dollar increase and the percent decrease were primarily the result of the acquisition of Itronix, in which the percentage of selling, general and administrative expense to sales for Itronix is less than the consolidated average.

     Product development expense was $14.5 million or 10.9% of consolidated sales as compared to $10.2 million or 11.1% of consolidated sales for the same period last year. The increase was primarily driven by increased spending on industrial communications products including the effects related to the acquisition of Itronix.

     Amortization of intangibles during the third quarter was $1.4 million as compared to $1.6 million for the third quarter last year. Amortization expense decreased due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997 and was offset by an increase in goodwill amortization related to the acquisition of Itronix.

     Interest income, net of interest expense, was $0.7 million for the third quarter of fiscal 1998 as compared to $0.9 million for the same period last year.

     Net income was $12.7 million or $0.73 per share on a diluted basis for the three months ended December 31, 1997 as compared to a loss of $(2.9) million or $(0.16) per share on a diluted basis primarily attributable to the one-time pre tax charge of $20.6 million in 1996 for the writeoff of the incomplete technology.

     Backlog at December 31, 1997 was $77.5 million, an increase of $5.8 million over the backlog at March 31, 1997.

     NINE MONTHS ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996 ON A HISTORICAL BASIS

     Sales for the nine months ended December 31, 1997 increased 36.5% to $353.3 million as compared to $258.9 million for the same period a year ago. The increase was attributable to the Itronix acquisition and increased demand for communications test products, catalog sales of industrial computing and communications products, and aircraft cabin video information services.

     Gross margin for the nine months ended December 31, 1997 was 57.1%, down from 63.3% a year ago due to the increase of lower margin sales within the industrial communications businesses, related to both the acquisition of Itronix and additional shipments of products to OEM manufacturers.

     The effective tax rate for the nine month periods ending December 31, 1997 and 1996 was 40.5%. The 40.5% rate at December 31, 1996 excluded the one-time charge for purchased incomplete technology related to the acquisition of Itronix.

     Net income for the nine month period was $32.2 million, an increase of 117.9% over the same period a year ago, primarily attributable to the increase in sales and the 1996 write-off of the incomplete technology.

     CAPITAL RESOURCES AND LIQUIDITY

     Cash flows. The Company's cash and cash equivalents increased $7.8 million during the first nine months of fiscal 1998. Net cash provided by operating activities generated $24.8 million after $12.7 million was used for the payment of expenses related to discontinued operations.

     Working Capital. The Company's working capital increased by $8.2 million. Inventory levels increased from $40.1 million to $45.4 million, resulting in a $5.3 million use of cash, primarily attributable to the increased volume for the Company's rack-mounted computers. Accounts receivable increased from $70.9 million to $73.3 million, resulting in a use of cash of $2.4 million, as a result of higher shipments in the month of December. Other current assets increased, resulting in a use of cash of $800 thousand. Accounts payable increased from $16.9 million to $20.3 million, resulting in a source of cash of $3.4 million, as the Company continues to manage its working capital. Other current liabilities decreased from $64.4 million to $48.7 million due to both a reduction of discontinued operations liabilities of $12.7 million and a reduction of $3.0 million for continued operations.

     The Company's investing activities totaled $10.4 million primarily for the purchase and replacement of property and equipment.

     During the quarter the Company repaid all of its borrowings under its two existing credit facilities. In addition the Company repurchased 163 thousand shares of its common stock for $5.3 million during the first quarter of fiscal 1998. During the first nine months of fiscal 1998 the Company generated $4.3 million from the exercise of stock options.

     Credit Agreements

     In April 1997 the Company entered into a $150 million revolving credit and term loan agreement with several commercial banks. The agreement allows for borrowings using various instruments with interest payable at Eurodollar rate plus an applicable margin based on the Company's leverage ratio or base rate quoted by the lender.

     In June 1997 the Company entered into a $30 million credit line for general working capital requirements. The agreement allows the Company to borrow funds in its sole discretion with interest payable at fixed interest (money market) rates quoted by the bank.

     In connection with the recapitalization described above, the Company would terminate its existing credit line agreements and enter into certain senior secured credit facilities (including a $110 million revolving credit facility and $260 million term loan facilities) and would sell senior subordinated notes in an aggregate amount of $275 million.

     Other

     The Company has hired consultants or otherwise begun inquiries on preparing its internal administrative computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company has not completed its determination of the effort and costs likely to be required to ensure that its systems will be Year 2000 compliant. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's expenditures for property and equipment were $11.0 million for the nine-month period ended December 31, 1997, primarily for the replacement of existing property and equipment as well as computer systems and software upgrades. The Company anticipates capital expenditures to be at the same level for the next 12 months.

     The Company believes that, subsequent to the recapitalization, cash generated from operations, together with amounts available under the new credit agreement and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although the Company's future operating performance and ability to service, repay, extend or refinance its anticipated substantial indebtedness to be incurred in connection with the recapitalization will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. The Company's substantial anticipated indebtedness may have other important consequences, as described below under "Proposed Merger."

     Proposed Merger

     On December 22, 1997 the Company announced a management-led recapitalization plan (the "Merger") in which the public shareholders of the Company will receive $49 per share and the remaining equity will be held by Dynatech management and Clayton, Dubilier & Rice, Inc. ("CD&R"). The total transaction is valued at approximately $900 million and will be financed through a $277 million equity investment by CD&R with the remainder financed through debt and cash on-hand. In order to consummate the transactions contemplated by the Merger, the Company will enter into a financing to (i) fund payment of the cash consideration for the Merger,
     (ii) pay fees and expenses incurred in connection with securing the financing and consummating the Merger and (iii) provide working capital to the Company. Although the definitive terms of the financing have not been finalized as of the date of this Form 10-Q, the Company expects that such terms will include significant restrictions, including limitations on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. As of December 31, 1997, after giving pro forma effect to the Merger and the financing and the application of the net proceeds therefrom, the Company would have had approximately (i) $568.2 million of consolidated indebtedness and (ii) because the cash payments to existing stockholders in connection with the Merger and all fees and expenses related to the Merger will be charged to stockholders' equity, approximately $351.4 million of consolidated stockholders deficit. Such level of consolidated indebtedness is substantially greater than the Company's pre-Merger indebtedness. Such high leverage may have important consequences for the Company, including the following: (a) the Company's ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) a substantial amount of the Company's cash flow available from operations after satisfying certain liabilities arising in the ordinary course of business will be dedicated to the payment of principal and interest on its indebtedness thereby reducing funds that would otherwise be available for future business opportunities; (c) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; and (d) a substantial degree of leverage may also hinder the Company's ability to adjust rapidly to market, industry and economic conditions.

     The Company believes that the Merger financing has been structured so that it would be able to meet its working capital needs after the Merger, however, no assurance can be given that the Company will be able to meet its debt obligations after the Merger.

     NEW PRONOUNCEMENTS

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

                          PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

     Exhibit Number  Description
     --------------  -----------
          27         Financial Data Schedule

(b) The Company filed a Current Report on Form 8-K dated December 20, 1997 relating to a merger by Dynatech Corporation and CDRD Merger Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DYNATECH CORPORATION
                                     --------------------


Date  January 27, 1998               /s/ ALLAN M. KLINE
      ----------------               ------------------
                                     Allan M. Kline
                                     Vice President, Chief Financial
                                     Officer and Treasurer


Date  January 27, 1998               /s/ ROBERT W. WOODBURY, JR.
      ----------------               ---------------------------
                                     Robert W. Woodbury, Jr.
                                     Vice President, Corporate Controller
                                     and Principal Accounting Officer