Form 10-K405
period 1998-03-31
DYNATECH CORP
filed 1998-06-29
CIK 30841

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1998
                        Commission file number 1-12657
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

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $.20 per share

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value per share

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
                                              --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At June 3, 1998, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $36,659,844.

At June 3, 1998 there were 120,251,375 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

===========================================================================

Item 1.  Business

     Incorporated in Massachusetts in 1959, Dynatech Corporation (the "Company") has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. As used in this Form 10-K, the "Company" refers to Dynatech Corporation, or, as the context requires, Dynatech Corporation and its subsidiaries.

     On May 21, 1998 CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Recapitalized Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Recapitalized Common Stock.

     As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V") holds approximately 92.3% of the Recapitalized Common Stock. John F. Reno, the Chairman, President and Chief Executive of the Company together with two family trusts holds approximately 0.7% of the Recapitalized Common Stock and other stockholders hold approximately 7.0% of the Recapitalized Common Stock.


                                  THE COMPANY

  The Company develops, manufactures and sells market-leading test, analysis, communications and computing equipment in three product categories:

  . Communications Test. The Company believes its subsidiary, Telecommunications Techniques Co. LLC ("TTC"), is the second largest U.S. provider of communications test instruments (by U.S. sales). TTC provides products to communications service providers (such as the Regional Bell Operating Companies ("RBOCs"), long-distance companies and competitive access providers), service users (such as large corporate and government network operators), and manufacturers of communications equipment and systems. TTC's broad test and analysis product line ranges from portable units (used by field service technicians to test telephone and data communications lines and services) to centralized test and monitoring systems installed in telephone company central offices. TTC's communications test business accounted for 51% of the Company's sales (or approximately $240.4 million) for the fiscal year ended March 31, 1998.

  . Industrial Computing and Communications. The Company addresses two distinct segments of the North American ruggedized computer market. Industrial Computer Source ("ICS") is the only significant direct marketer of computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments such as production facilities. ICS markets to engineers, scientists and production managers through its widely recognized Industrial Computer Source-Book catalogs. Itronix sells ruggedized portable communications and computing devices used by field-service workers for telephone companies, utilities, insurance companies and other organizations with large field-service workforces. The Company's industrial computing and communications business accounted for 33% of the Company's sales (or approximately $155.0 million) for the fiscal year ended March 31, 1998.

  . Visual Communications. The Company's visual communications business consists principally of two market-leading niche-focused subsidiaries: (i) AIRSHOW is the world leader in passenger cabin video information display systems and information services for the general and commercial aviation markets; and (ii) da Vinci is the world leader in digital color enhancement systems used in the process of transferring film images into electronic signals--a process commonly used to transfer film images to video for use in the production of television commercials and programming. The Company's visual communications business accounted for 16% of the Company's sales (or approximately $77.5 million) for the fiscal year ended March 31, 1998.

For the fiscal year ended March 31, 1998, the Company generated sales of $472.9 million.

Competitive Strengths

  The following characteristics contribute to the Company's competitive position and outlook.

  . Leading Market Positions. The Company's principal businesses occupy the #1 or #2 overall position in their respective principal markets. TTC, which is the Company's largest subsidiary and operates in a highly fragmented market, has in recent years held the #1 or #2 position in market segments accounting for an estimated 70% of its test instrument sales. ICS is the only significant direct marketer of ruggedized industrial computers and Itronix is the leading supplier of ruggedized portable notebook computers to U.S. telecommunications companies. AIRSHOW and da Vinci have the #1 shares in their respective niche markets. The Company's market leadership is enhanced by its well known brand names, including FIREBERD and T-BERD test instruments, the Industrial Computer Source-Book catalogs, and the AIRSHOW map system.

  . Double-Digit Market Growth. The Company participates in market segments that management believes have been growing at least 10% annually in recent years. Between fiscal 1995 and 1998, the Company increased sales at a compound annual growth rate of 25% (15% excluding the impact of acquisitions), a rate which management believes exceeds the composite sales growth rate for the market segments the Company addresses. The growth of the communications test instrument market, the Company's largest, is driven in part by the growth of telecommunications equipment and services.

  . High-Margin, Cash-Generative Business. The Company's gross profit margin was 56.5% for the fiscal year ended March 31, 1998. Management believes the Company's strong profitability is attributable to its leading market positions, its extensive sales and distribution networks, its entrenched customer relationships and a management culture emphasizing product quality and customer service and support, rather than price-based competition. The Company's strong profitability, combined with relatively low capital expenditure requirements (averaging 3% of sales since 1995), provides cash flow to fund the Company's growth strategy and has facilitated a cumulative investment of approximately $165 million in product development from the beginning of fiscal 1995 through fiscal 1998.

  . High Installed Base of Products. As leaders in each of their respective served markets, the Company's principal businesses enjoy high installed product bases, which the Company believes generally provide a competitive advantage in selling product enhancements, upgrades, replacements and aftermarket parts and service. For example, the Company has sold over 100,000 of its communications test instruments (representing over $1.0 billion in customer investment), the majority of which the Company believes are currently in service. This installed base also represents a substantial investment by customers in training on the Company's communications test products, a familiarity that the Company capitalizes on in selling and marketing its products and in the development of new products.

  . Extensive Sales and Distribution Network with Longstanding Customer Relationships. Management believes that each of the Company's principal businesses enjoys one of the most extensive, effective and highly trained sales and distribution networks in its respective principal markets. The communications test business, for example, has a 180-person U.S. sales organization comprising predominantly of engineers and technical professionals, who undergo rigorous, ongoing education and training. The Company has been selling to service providers such as AT&T, MCI, Sprint, GTE and Bell Atlantic (or their predecessors) since prior to the early 1980s. The Industrial Computer Source-Book (over six million copies distributed in fiscal 1998) is the most widely recognized catalog of ruggedized industrial computer systems by scientists and engineers. These purchasers rely upon ICS's sales staff, comprising predominantly of electrical engineers, to solve compatibility and functionality issues in configuring the systems.

  . Experienced Management Team with Substantial Equity Ownership. Led by CEO John F. Reno, a 23-year Dynatech veteran, the senior management of each of the Company's businesses has on average more than 15 years of industry experience. Approximately 350 senior managers and key employees are expected to collectively own or have options to acquire approximately 25% of the Recapitalized Common Stock on a fully diluted basis.


Business Strategy

  The Company intends to pursue the following strategies:

  . Leverage Leading Market Positions. The Company believes that its leading market positions provide it with several competitive advantages in comparison to smaller market participants, particularly in its communications test business, and position it to expand its business by (i) spreading product development costs over a larger sales and unit base, (ii) leveraging its sales and marketing resources and customer relationships to sell new and enhanced products through established channels, and (iii) taking advantage of its high installed base of instruments to generate incremental sales for product enhancements, upgrades, replacements and service.

  . Address New Market Segments. The Company intends to continue to develop products to address new market segments in each of its businesses and thereby expand the size of its total served market. For example, the Company currently addresses approximately two-thirds of the $2.1 billion communications test instrument market and is beginning to address segments within the $1.0 billion communications test and monitoring systems market. With product line extensions and additions, the Company can expand the size of its served market while leveraging its extensive sales and distribution network.

  . Pursue Strategic Acquisitions. Since the end of fiscal 1993, the Company has focused on its higher-growth, more profitable market-leading businesses, selling 24 non-core businesses for gross proceeds of $190 million and acquiring five complementary businesses. The Company intends to continue to pursue strategic acquisitions that complement its existing businesses and further expand its product lines and technological capabilities. The communications test instrument market is highly fragmented, which management believes provides significant opportunities for future strategic acquisitions. With the Company's economies of scale, well-established sales and marketing channels and customer relationships, the Company believes it can, through selective acquisitions, improve profitability while expanding the breadth of its product line and enhancing its technological expertise.

     Increase International Penetration. The Company generated approximately 87% of sales for the fiscal year ended March 31, 1998 in North America, primarily in the United States, where it has established market-leading positions in each of its principal businesses. The Company believes there are significant opportunities to expand its international business. For example, while the Company generated only 11% of its communications test sales from markets outside North America during the fiscal year ended March 31, 1998, the $900 million international market represents an estimated 43% of the global communications test instrument market for the same period and grew approximately 12% from 1996 to 1997.

  Industry Overview

Communications Test

  Market Overview. The Company believes that the worldwide market for communications testing is approximately $3.1 billion, comprising the $2.1 billion communications test instrument market and the $1.0 billion test and monitoring systems market. Test instruments are used in the design, manufacturing, installation and maintenance of communications equipment and networks while test and monitoring systems automate the process of detecting, isolating and resolving faults within a communications network. TTC currently addresses approximately two-thirds of the $2.1 billion test instruments market, primarily in North America, and is beginning to address segments within the $1.0 billion test and monitoring systems market.

  Given the growth of communications networks, the multiplicity of communications technologies and the broad range of applications at various points in a network, there are numerous different tests and analyses necessary for communications service providers and users to install, maintain and troubleshoot communications networks. As a result, the communications test instrument market is highly fragmented with many competitors, most of which address only selected niches within the overall market. The Company estimates that there are approximately 50 competitors in the communications test instrument market having sales of over $1 million. A small number of larger companies compete in many segments of the overall market, including Hewlett-Packard Company, which the Company believes is the worldwide overall market leader and which competes in many of the same segments as the Company. Other significant participants in the overall market include Tektronix, Inc., Wandel & Goltermann GmbH & Co. and Wavetek Corporation and Network General Corporation.

  Industry Trends. Growth in the communications test instrument market is driven in part by growth in the number of service providers, increased demand for communications services and the introduction of new communications protocols. Deregulation and privatization of the worldwide telecommunications industry has produced increased competition and a proliferation of service providers. To compete, communications providers must accelerate their network deployment, maintain and upgrade existing infrastructures, and continue to increase their quality of service, all while also reducing cost structures. In addition, the growth of the volume of voice traffic, LAN backbones and interconnections, high-speed interconnects, Internet access and cellular and other wireless communications systems have led to the deployment of new high-speed transmission technologies such as Synchronous Optical Network ("SONET"), Asynchronous Transfer Mode ("ATM"), frame relay and Integrated Services Digital Network ("ISDN").

  The Company believes that these trends have driven overall communications test instrument industry growth of approximately 10-12% annually in recent years. Growth rates vary widely across segments of the market and are typically higher in segments that support the development of high growth communications services such as ATM, frame relay, SONET and wireless services.

Industrial Computing and Communications

  The Company's industrial computing and communications business addresses two markets: (1) the market for ruggedized rack-mounted computers, which is characterized by thousands of smaller customers who typically order fewer than ten units each, and (2) the market for ruggedized portable computers, which is characterized by a more concentrated group of larger customers that typically order large quantities of units.

  Ruggedized Rack-Mounted Computers. The Company believes that the global market for ruggedized industrial computer products currently exceeds $1.0 billion annually, split roughly evenly between North America and the rest of the world. The Company estimates that this global market has been growing approximately 10% annually in recent years, driven by the increased use of computers in harsh environments. The market consists of sales of (i) modular component products, which include chassis and CPUs sold separately and integrated by the customer, and (ii) fully integrated systems, which consist of a considerably broader product offering that is fully integrated into complete systems prior to sale. The Company believes that modular component products and fully integrated systems each account for approximately half of the total global market. ICS competes primarily in the fully integrated systems segment of the market and focuses on the direct marketing of its products to engineers and scientists, purchasing one to ten units through its catalogs, utilizing a proprietary database developed over many years. In ICS's target market, ICS's principal competitors include Texas Microsystems Inc., the I-Bus Division of Maxwell Technologies, Inc., American Advantech Corp. and Diversified Technology, Inc. Other significant competitors in the overall market include IBM and Siemens AG.

  Ruggedized Portable Computers. The market for ruggedized portable computers consists of customers with large mobile workforces in industries such as telecommunications, utilities, insurance and others that employ service and maintenance technicians for a variety of products. The Company estimates that the global market for ruggedized portable notebook computers, Itronix's principal market, currently exceeds $400 million. In this market, because of the relatively small number of customers with large field-service work forces, the timing and size of whose orders are irregular, growth rates vary widely. Ruggedized portable computers provide field workers with the ability to install, diagnose and maintain company and customer equipment and collect critical information from remote locations. The critical feature of ruggedized portable computers is the ability to operate reliably in adverse environments and work conditions while withstanding mechanical shock, vibration, moisture and extreme temperatures. Itronix is the market leader in sales to U.S. telecommunications service providers, whose large field service personnel require portable computers to collect data from various remote locations. Itronix's competitors in the fully-ruggedized portable notebook computer market include Panasonic Industrial Co. (which the Company believes is the worldwide market leader) and a number of smaller competitors, as well as competition from manufacturers of competing mass-market "semi-rugged" mobile computers, which constrains the pricing of premium portable ruggedized products like Itronix's. Producers of ruggedized portable computers also face indirect competition from off-the-shelf portable computers and single-purpose diagnostic and data collection instruments.

Visual Communications

  AIRSHOW. AIRSHOW addresses a segment of the overall market for information and entertainment systems used by passengers of commercial and general aviation aircraft. The market is driven by growth in aircraft production and demand by aircraft passengers to receive real-time video or data information while the aircraft is in the air. Management projects estimated growth in new general aviation aircraft production of 20% in 1998. AIRSHOW has a leadership position in a market niche for passenger cabin video information systems for the general aviation and commercial airline markets. See "--Products and Services."

  da Vinci. da Vinci produces digital color correction systems, which are a component of telecine systems used by video post production and commercial production facilities to enhance and color match images as they are transferred from film to video tape for editing and distribution. The principal application of da Vinci's color correction system is to conform and enhance color in the film editing process and to provide color to black and white films and video images. da Vinci products occupy the leadership position in this small niche market, growth in which is driven primarily by the introduction of new video technologies and standards within the film and video production industry.

Products and Services

Communications Test

  Overview. TTC provides a wide range of test and analysis products, service and support that enable customers worldwide to develop, manufacture, install and maintain communications networks and equipment. TTC's products include a broad portfolio of test instruments, test systems, software and professional services that address multiple technologies and applications at various locations in communications networks.

  TTC's test instrument products address two key categories of applications in communications networks: (i) transmission testing between service providers' central offices ("digital transport") and between a service provider's central office and its customers (the "local loop"), and (ii) network services testing by both service providers and users of a broad range of technologies and services delivered principally to business customers. In addition, TTC is expanding its product offerings for the communications test and monitoring systems market.

  Transmission Testing. TTC produces a wide range of products that test and monitor the physical transmission of voice and data signals across a service provider's network of transmission circuits, cables, connectors and related network components in the central office and local loop. Domestic and international service providers use TTC's transport test products to install and maintain high-speed transmission circuits. Service providers have employed such circuits as inter-office links to connect voice and data transmission between long-distance carriers, local exchange carriers and wireless carriers. More recently, transmission circuits employing newer technologies, such as ISDN, SONET and ATM, have been proliferating as more analog networks are being upgraded as customers demand improvements to facilitate high-speed data transmission. TTC's products cover most widely accepted existing and emerging technologies in its markets, with average selling prices ranging from $5,000 for a handheld unit to $45,000 for a fully-featured portable instrument to $70,000 for a test system.

  Service providers use TTC's local loop test products to install and maintain voice telephone services, ISDN, digital data system ("DDS"), T1 lines, and fiber optic facilities between the service providers' local central offices and the customers' premises. For example, technicians use products such as the T-BERD 209OSP, a ruggedized field service test set, to perform fault location and data quality testing of voice or data circuits in the local loop. With the increased competition among service providers and the attendant workforce downsizing of incumbent local service providers such as the RBOCs, TTC designs its local loop test products to assist such customers in improving service quality and productivity while reducing costs.

  Network Services Testing. TTC's network services products test communications technologies and services employed primarily by businesses, including their physical transmission facilities, voice services, and data services such as ATM, frame relay and ISDN. TTC's FIREBERD data communications analyzers, for example, measure performance of a wide range of network transmission equipment utilized on a business customer's premises and have a modular construction to facilitate simple upgrades as new technologies and services are employed. TTC's FIREBERD 500 Internetwork Analyzer monitors and tests network traffic between a LAN and WAN and can analyze numerous communications protocols. In addition, TTC manufactures portable, hand-held test instruments that enable service technicians to install or repair networks.

  Communications Test and Monitoring Systems. TTC historically has focused on the communications test instrument market, which continues to account for the predominance of TTC's sales. However, TTC has been developing products to address the $1.0 billion communications test and monitoring systems market. For example, the CENTEST 650 was developed to automate the monitoring and testing of DS0, DS1 and DS3 signals so that service providers can identify network trouble spots quickly and direct mobile repair crews more efficiently from a central location. In addition, TTC is devoting significant resources to develop additional products for the communications test and monitoring systems market.

  TTC's sales were $172.0 million in fiscal 1996, $211.3 million in fiscal 1997 and $240.4 million in fiscal 1998, representing an 18.2% compound annual growth rate.


Industrial Computing and Communications

  Overview. The Company's industrial computing and communications business consists of two subsidiaries addressing different segments of the ruggedized computer market: (1) ICS, primarily a direct marketer of rack-mounted computer products and systems used by engineers, scientists and others in industrial or otherwise harsh operating environments, and (2) Itronix, acquired by the Company in December 1996, which produces mobile computing and communications devices used by companies with field service organizations such as telephone companies and utilities. ICS generally sells to thousands of small accounts, which typically order fewer than ten units, whereas Itronix sells to a more concentrated group of large organizations that typically order large quantities of units.

  Industrial Computer Source. ICS employs a direct marketing strategy with its widely recognized Industrial Computer Source-Book catalogs, proprietary target customer database and highly trained sales force of electrical engineers to sell a broad range of integrated industrial computers, input/output devices, and communication and accessory products. ICS primarily sells fully customized integrated systems that its sales force configures to address a customer's particular computing needs. ICS is geared to serving a large number of customers which typically order fewer than ten units per order. Over the past three years, ICS has sold to over 12,000 customers with an average order size of approximately $3,000. ICS mailed over six million catalogs in fiscal 1998 to a proprietary and growing list of over 250,000 scientists, engineers and production managers.

  ICS offers rack-mounted personal computers for use in environments other than homes and offices, including a wide range of commercial and communications applications. Products include ruggedized computers and remote terminals designed for operation in adverse environments (exposure to vibration, noise, temperature fluctuations and extremes, dust, moisture, electromagnetic fields and other hazards). ICS designs, configures and assembles its products but generally sources components from third-party vendors and contract manufacturers. ICS also uses its in-house CPU design capabilities to sell customized modular products and subsystems to systems integrators.

  Itronix. Itronix is the leading supplier of portable, networked notebook computing and communications devices used by field-service technicians in the U.S. telecommunications industry. These products are carried by field-service technicians who use them in a broad range of environments to communicate--either through wireline or wireless connections--to a central office. Customers use Itronix's mobile computing products to automate dispatching, work management and field reporting processes.

  Itronix also targets utilities, insurance companies, and other organizations seeking to increase the efficiency of their field-service personnel. Service technicians often make multiple service calls to different locations without returning to a base office. The use of networked computing devices allows for more effective dispatching to service sites and provides two-way communications with technicians. Itronix's flagship product provides technicians with the ability to access engineering data and customer service histories, or to collect and transmit key information regarding their service calls to a central database.

  Itronix currently produces two hardware product lines, the X-C Series of laptop computers and the T Series of smaller handheld computing devices. Itronix's flagship product line, the X-C series, is a rugged laptop computer that features functionality and power that is similar to commodity laptops yet is designed to withstand harsh environments, including heat, cold, rain and the shock and vibration found in service vehicles. The X-C is also an integrated communications device with options for both wired and wireless communications. Other features include intelligent battery-life management and touch screen functionality.

  Itronix is facing significant manufacturing and marketing challenges. Management is currently implementing a plan to (1) reduce manufacturing costs by renegotiating component costs, outsourcing non-core manufacturing activities and redesigning its products and (2) reposition its premium niche against new market competition from "semi-rugged" and mass market products.

  Industrial Computing and Communications businesses sales were $142.2 million in fiscal 1997 on a pro forma basis and $155.0 million in fiscal 1998.

Visual Communications

  Overview. The Company's principal visual communications businesses are AIRSHOW and da Vinci. The Company's total visual communications sales were $63.1 million in fiscal 1996, $72.8 million in fiscal 1997 and $77.5 million in fiscal 1998, representing a 10.8% compound annual growth rate.

  AIRSHOW. AIRSHOW primarily manufactures passenger cabin video information display systems for the general and commercial aviation markets, selling its equipment to airlines, aircraft manufacturers, and aircraft electronic system (avionics) installation centers. AIRSHOW also provides information services by collecting data from various information service providers and transmitting news, weather and financial information as text and graphics to aircraft equipped with AIRSHOW Network products. AIRSHOW systems are installed on over 3,000 general aviation aircraft and on approximately 100 commercial airlines.

  The AIRSHOW moving map system and real-time flight information passenger video displays are offered across general and commercial aviation markets with variations in equipment interface for different aircraft and video systems types. The AIRSHOW Network is an extension of the moving map system and includes a real-time data communications system. AIRSHOW Network is now offered as an option by leading corporate aircraft manufacturers such as Bombardier Inc., The Cessna Aircraft Company, Inc., Dassault Falcon Jet Corp., Gulfstream Aerospace Corporation and Learjet Inc. AIRSHOW recently introduced its AIRSHOW TV service which provides for reception of direct broadcast satellite TV aboard general aviation aircraft which operate within the continental U.S. This service is being primarily marketed to the general aviation market.

  da Vinci. da Vinci produces digital color correction systems, which are a component of telecine systems used by video post production and commercial production facilities to enhance and color match images as they are transferred from film to video tape for editing and distribution. The principal application of da Vinci's color correction system is to conform and enhance color in the film editing process and to provide color to black and white films and video images. da Vinci products occupy the leadership position in this small niche market, growth in which is driven primarily by the introduction of new video technologies and standards within the film and video production industry.

  Other Subsidiaries. The Company's other visual communications subsidiaries are: DataViews, which provides tools for software developers; ComCoTec, which develops software solutions for the pharmacy industry; and Parallax Graphics, Inc., which the Company plans to close operations over time.

Product Development

  For each of the Company's businesses, the development of new and enhanced products is a key element of its strategy, designed to further penetrate served markets, address new markets and reduce costs. From the beginning of fiscal 1996 through fiscal 1998, consolidated product development expense was approximately $134.7 million, representing an average of 11.9% of sales per year. Consolidated product development expense was 12.4% of sales ($36.5 million) in fiscal 1996, 11.9% of sales ($43.3 million) in fiscal 1997 and 11.6% of sales ($55.0 million) in fiscal 1998. The Company anticipates product development spending to continue at similar levels as a percentage of sales in the future.

  From the beginning of fiscal 1996 through fiscal 1998, the Company invested approximately $89.2 million in the development of communications test products. In fiscal 1998, the Company introduced a significant number of new test instrument products including NetAnalyst, a client/server-based software product that will allow users to centrally test the entire network from the network operations center, the TPI 550E ISDN test set which provides complete ISDN testing in a portable instrument, and the T-BERD 950 multi-service test set.

  The Company has also made recent Pentium product introductions in its industrial computing and communications product lines and has significantly expanded its AIRSHOW product offerings.

  The Company uses its customer relationships to focus its product development strategy on customer needs and emerging technologies.

Customers and Marketing

  Overview. The Company markets its products to a diverse customer base. The Company's products are sold to a broad range of communications service providers, including RBOCs, long-distance carriers, competitive access providers, wireless service companies, independent telephone companies, cable television operations, and a wide array of computer and data communication users, corporate and industrial customers, and scientific organizations.

  Most of the Company's revenues are generated through direct selling. The Company also uses distributorships and representative relationships to sell its products in areas of the United States and the rest of the world with relatively low sales volume.

  The Company's sales of goods and services to various agencies of the United States federal government were approximately $12.8 million, $17.5 million and $19.3 million in fiscal 1996, 1997 and 1998, respectively. Sales of goods and services to the agencies of the United States federal government are made pursuant to standard contracts which generally permit such agencies to cancel or revise the contracts at will.

  No single customer accounted for more than 10% of sales in any of these three years.

  Communications Test. In the U.S., TTC markets and sells its communications test and analysis products primarily through a 180-person direct sales team comprising predominantly engineers and technical professionals who undergo intensive initial training on TTC's and its competitors' products. Internationally, TTC employs a 60-person direct sales team for key markets along with distributors and representatives to market and sell its products. TTC's principal customers are communications service providers (such as RBOCs, long-distance companies and competitive access providers), service users such as large corporate and government network operators, and manufacturers of communications equipment and systems.

  Industrial Computing and Communications. ICS sells its ruggedized industrial computer products to engineers and scientists primarily through its catalogs and a telemarketing sales force comprised of highly-trained electrical engineers. Itronix employs a direct sales force of engineers to market and sell its ruggedized mobile computer products to organizations with large field service groups such as telephone and insurance companies and utilities. ICS typically sells to thousands of customers with no significant customer concentration while Itronix's sales tend to be more concentrated on fewer large customers.

  Visual Communications. The Company's niche visual communications businesses generally sell into niche markets directly through their own sales forces as well as through distributors and representatives.

Product Assembly

  The Company outsources most of its manufacturing and mechanical parts fabrication and generally performs its own final assembly and testing of products.

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

International

  The Company maintains sales subsidiaries or branches for its communications test business in major countries in Western Europe and Asia and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from the United States directly to foreign customers) were approximately 20%, 20%, and 16% of consolidated net sales in fiscal 1996, 1997, and 1998, respectively.

  The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and identifiable assets by geographic area is found in the Company's financial statements.

Discontinued Operations and Divested Businesses

  The Company engaged in a business divestiture program beginning in 1994 and ending in fiscal 1997. Through this program, the Company sold 24 non-core businesses, which resulted in total proceeds to the Company of approximately $190 million, including $13.5 million in non-cash proceeds. See "Notes to Condensed Consolidated Financial Statements."

Backlog

  The Company's backlog of orders at March 31, 1997 and 1998 was $71.7 million and $79.1 million, respectively.

Employees

  At March 31, 1998, the Company employed approximately 2,249 people. The Company's experience has been that employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located, although there are constraints on the Company's ability to fill certain engineering positions. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

Intellectual Property

  The Company relies primarily on trade secrets, trademark laws, confidentiality procedures and contractual restrictions to establish and protect its proprietary rights.

  The Company generally seeks patent protection for inventions and improvements to its products which it believes to be patentable. It holds numerous United States and foreign patents and patent applications covering many products. The Company does not believe that the expiration of any patent or group of patents would materially affect its business.

  FIREBERD, T-BERD, CENTEST, INTERCEPTOR, XC 6250, INDUSTRIAL COMPUTER SOURCE-BOOK, DA VINCI SYSTEMS and AIRSHOW are among the registered trademarks which the Company considers valuable assets.

  DYNATECH and design is a registered service mark of the Company in the United States and a registered trade or service mark (issued or applied for) of the Company in most other major industrialized countries of the world.

  The Company is subject to customary risks of infringement of its proprietary rights. While the Company considers its proprietary rights important, it believes its technical marketing and manufacturing capabilities are of greater competitive significance.

Suppliers

  Materials and components used in the Company's products are normally available stock items or can be obtained to Company specifications from more than one potential supplier, with the exception of certain components which are being sourced from a single supplier. These include certain commercially available and customized microprocessors and application specific integrated circuits, power supplies, display devices and certain operating system software. The Company has not entered into long term contracts for the supply of such components. Although alternative sources generally exist for these materials, a significant amount of time could be required before the Company would begin to receive adequate supplies from such alternative suppliers. The Company also purchases certain key components from sole source vendors, including a semi-conductor manufacturer of a component utilized in the Company's communications test business and a component manufacturer for the Itronix series of ruggedized laptop computers. There can be no assurance that such components will continue to be produced or that the price for such components may not significantly increase. Some components and assemblies are purchased in Asia pursuant to volume contracts.

Environmental Matters

  Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions, the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings, or the competitive position of the Company.

Year 2000

  The Company has commenced a review of its computer systems and products in order to assess its exposure to Year 2000 issues. The Company is currently in the process of determining the full scope, related costs and action plan to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. However, there can be no assurance that Year 2000 costs and expenses will not have a material adverse effect on the Company. In addition, the Company does not currently have complete information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially adversely affected. Finally, there can be no assurance that the Company's existing or installed base of products are Year 2000 compliant, or that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-compliant software or other products. Any such product non-compliance may expose the Company to claims from its customers and others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

                                  RISK FACTORS

Control by CDR Fund V

  CDR Fund V currently controls approximately 92.3% of the outstanding shares of Recapitalized Common Stock of the Company. As a result of its stock ownership, CDR Fund V controls the Company and has the power to elect the directors of the Company, appoint new management, and approve any action requiring approval by the stockholders of the Company, including adopting certain amendments to the Articles of Organization of the Company and approving any merger or sale of all or substantially all the assets of the Company. The directors so elected have the authority to effect decisions affecting the capital structure of the Company, including the incurrence of additional indebtedness, the issuance of preferred stock and the declaration of dividends. There can be no assurance that the policies of the Company in effect prior to the Merger with respect to such matters or other matters will continue after the Merger. Moreover, concentration of ownership by CDR Fund V of Recapitalized Common Stock of the Company will have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, control of the Company. A third party would be required to negotiate any such transaction with CDR Fund V. There can be no assurance that the interests of CDR Fund V will not conflict with the interests of stockholders with respect to any such transaction or otherwise. CDR Fund V has agreed, pursuant to certain employment agreements with Messrs. Reno, Kline and Peeler, to elect them to serve as directors of the Company so long as they are employed by the Company.

Lack of Trading Market

  Shares of Recapitalized Common Stock trade only in the over-the-counter market. Although prices in respect of trades may be published by the National Association of Securities Dealers, Inc. on its electronic bulletin board and "pink sheets," quotes for such shares may not be readily available; accordingly, it is anticipated that the Recapitalized Common Stock will trade much less frequently than the Common Stock traded prior to the Merger, which may have a material adverse effect on the market value of Recapitalized Common Stock. In addition, (depending upon certain factors) the shares of Recapitalized Common Stock may no longer constitute "margin securities" for the purposes of the margin regulations of the Federal Reserve Board and therefore could no longer be used as collateral for loans made by brokers.

Termination of Exchange Act Reporting

  The Company is obligated by the Agreement and Plan of Merger (the "Merger Agreement") dated as of December 20, 1997 between MergerCo and the Company, to continue to be a reporting company under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and to continue to file periodic reports (including annual and quarterly reports) for at least five years after the Merger, unless fewer than 100 record holders of shares of Recapitalized Common Stock are non-affiliates of the Company or except as otherwise provided in the Merger Agreement. After the fifth anniversary of the effective time of the Merger, the Company may deregister the Recapitalized Common Stock under the Exchange Act if permitted by applicable law. If the Company were to cease to be a reporting company under the Exchange Act and to the extent not required in connection with any other debt or equity securities of the Company registered or required to be registered under the Exchange Act, the information now available to stockholders of the Company in the annual, quarterly and other reports required to be filed by the Company with the Securities and Exchange Commission would not be available to them as a matter of right.

Substantial Leverage; Liquidity

  The Company incurred substantial indebtedness in connection with the Merger and has thereby become highly leveraged, with indebtedness that is very substantial in relation to its shareholders' equity. The Company did not have substantial indebtedness prior to the Merger (approximately $233,000 at March 31, 1998). At May 31, 1998 the Company had a total of $575.2 million of debt, which consisted primarily of $275 million through the sale of the Company's
9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), $260 million from term loan borrowings under the Company's term loan facility (the "Term Loan Facility"), and $40 million from borrowings under the Company's $110 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The Term Loan Facility and Revolving Credit Facilities are governed by a senior secured credit agreement (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations. The Company will be required to repay the $260 million in term loans under the Senior Secured Credit Facilities over the nine year period following the effective time of the Merger. In addition, the Company will be required to prepay Senior Secured Credit Facilities borrowings using the proceeds from certain asset sales, certain casualty insurance, condemnation or similar recoveries by the Company and certain indebtedness by the Company other than as permitted under the Senior Secured Credit Agreement, as well as 50% of its excess cash flow (as defined in the Senior Secured Credit Agreement) unless a leverage ratio test is met. All outstanding revolving credit borrowings under the Senior Secured Credit Agreement will become due on the sixth anniversary of the effective time of the Merger. Because of its working capital needs, the Company expects that it will be required at that time to enter into new revolving credit facility arrangements. No assurance can be given that any extension, renewal, replacement or refinancing of the Company's Revolving Credit Facility can be successfully accomplished or accomplished on acceptable terms.

  The Company's high leverage may have important consequences for the Company, including but not limited to the following: (a) the Company's ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) a substantial amount of the Company's operating cash flow will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds that would otherwise be available for the Company's operations and other purposes, including investments in new products, research and development, capital spending and acquisitions; (c) a substantial decrease in net operating cash flows or increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; and (d) the Company's highly leveraged capital structure may place it at a competitive disadvantage, hinder its ability to adjust rapidly to market conditions or make it vulnerable to a downturn in its business or the economy generally or changing market conditions and regulations.

  The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, industry, economic and other factors, many of which are beyond the Company's control. These factors could include general economic conditions, operating difficulties, increased operating costs, product pricing pressures, potential revenue instability arising from cost savings initiatives or otherwise, labor relations, the response of competitors or customers to the Company's business strategy or projects, delays in implementation of the Company's business strategy, telecommunication provider consolidation or strategy changes, and the relative success of new product introductions. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business and growth strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

  If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital or other expenditures, sell assets, seek to obtain additional equity capital or refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of, premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Senior Secured Credit Facilities will bear interest at floating rates, an increase in interest rates could materially adversely affect, among other things, the Company's ability to meet its debt service obligations.

Dependence on Communications Industry

  The Company's principal customers are RBOCs, competitive access providers, wireless service providers, competitive local exchange carriers, other communications service providers, mobile work forces and industrial engineers and other users of the Company's communications devices and ruggedized computers. The industries of the Company's principal customers are characterized by intense competition and consolidation. Fewer customers as a result of such consolidation could lead to pressure on the Company to lower prices. Competitive pressures among the Company's customers or other communications industry developments could lead to discontinuance or modifications of products manufactured by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. Regulation in the communications industry could materially adversely affect the Company's customers or otherwise materially limit or restrict the Company's business. Further, these industries are evolving rapidly and it is difficult to predict their potential size or future growth rate. There can be no assurance that the deregulation trend in the telecommunications market that has resulted in increased competition and escalating demand for technologies and services will continue in a manner favorable to the Company or its business strategies.

Highly Competitive Markets

  The markets for the Company's products and services are highly competitive. The Company competes directly or indirectly with Hewlett-Packard Company and Panasonic Industrial Co., among others. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would materially adversely affect the Company's business, financial condition and results of operations. Certain of the Company's current and potential competitors have greater name recognition and greater financial, selling and marketing, technical, manufacturing and other resources than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. The highly leveraged nature of the Company could limit the Company's ability to continue to make such investments or other necessary or desirable capital expenditures, to compete effectively and respond to market conditions. There can be no assurance that the Company will be able to compete effectively with its existing competitors or with new competitors, or that such competitors will not succeed in adapting more rapidly and effectively to changes in technology or in the market or in developing or marketing products that will be more widely accepted.

Rapid Technological Change; Challenges of New Product Introductions

  The market for the Company's products and services is characterized by rapidly changing technology, new and evolving industry standards and protocols and new product and service introductions and enhancements that may render existing offerings obsolete or unmarketable. Automation in the Company's addressed markets for communications test instruments or a shift in customer emphasis from communications test instruments to test and monitoring systems could likewise render the Company's existing offerings obsolete or unmarketable or reduce the size of the Company's addressed market. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render the Company's offerings redundant and unmarketable. Failure to anticipate or respond rapidly to advances in technology and to adapt the Company's products appropriately could have a material adverse effect on the success of the Company's products and thus on the Company's business, financial condition and results of operations.

  The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the expenditure of substantial development costs. From the beginning of fiscal 1996 through fiscal 1998, the Company has expended on average 11.9% of its sales (or approximately $134.7 million) on product development and, although the Company expects to continue product development spending at similar levels, there can be no assurance that the Company will have sufficient free cash flow to do so. There can be no assurance that errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation, increased service and warranty costs or payment of compensatory or other damages, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Certification and Evolving Industry Standards

  Several of the Company's products must meet significant communications regulations, certifications, standards and protocols, some of which are evolving as new technologies are deployed. These regulations, certifications, and standards and protocols include those promulgated by the Federal Communications Commission, established by Underwriters Laboratories and imposed by various foreign countries. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for the Company, presenting barriers to entry in particular markets or reducing the profitability of the Company's product offerings. Such regulations, certifications, standards and protocols may also adversely affect the communications industry, limit the number of potential customers for the Company's products and services or otherwise have a material adverse effect on the Company's business. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry regulations, standards and protocols could delay the introduction of the Company's products or cause the Company's existing products to become obsolete.

Dependence on Sole Source Suppliers and Licensors

  The Company purchases certain key components and licenses technology from sole source vendors, including a semiconductor manufacturer of a component utilized in the Company's communications test business and a component manufacturer for the Itronix series of ruggedized laptop computers. There can be no assurance that such components will continue to be produced or that such licensed technology will continue to be made available or that the price for such components and licensed technology may not significantly increase. The inability to develop alternative sources for these components and licensed technology or to obtain sufficient quantities of these components could result in increased costs and delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition and results of operations. In the event of a reduction or interruption of supply, a significant amount of time could be required before the Company would begin receiving adequate supplies from such alternative suppliers. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the manufacture of certain of these sole source components is technologically complex, and the Company's reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of the Company's products. If supply of certain components, including but not limited to application-specific integrated circuits, power supplies, display devices and operating system software, should cease, the Company may be required to redesign certain of its products. No assurance can be given that supply problems will not occur or, if such problems do occur, that satisfactory solutions would be available.

Risks Relating to Business and Growth Strategy, Including Acquisitions

  The Company's future performance depends in part on the Company's success in implementing its business and growth strategy. The components of the Company's strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company. There can be no assurance that the Company will be able to fully implement its strategy or that the anticipated results of its strategy will be realized.

  The Company's strategy contemplates, among other things, growth through acquisitions of complementary businesses and entry into new markets. Management cannot predict the availability of appropriate acquisition candidates or the likelihood of an acquisition being completed should any negotiations commence. The Company could have difficulty obtaining financing to pursue acquisitions due to its substantial debt and to the restrictive covenants in its debt instruments, among other things. If the Company does complete any acquisitions, the Company could have difficulties integrating acquired technology and operations, or retaining and integrating key employees of acquired companies. Integrating any acquired business could also divert management attention from ongoing business concerns. In addition, the Company's future growth, whether by acquisition or otherwise, depends in part upon its ability to enter markets in which the Company may have limited experience, including international markets. In conducting business in foreign jurisdictions, the Company may encounter difficulties with, among other things, tariffs and other trade or regulatory barriers, currency controls, hyperinflation, intellectual property protection, potential adverse tax consequences, longer payment cycles, greater difficulty or delay in accounts receivable collection, cultural differences and increased political and economic instability.

  The Company's planned growth, if achieved, may place significant demands on its management, administrative and operational resources. The Company's ability to manage growth effectively will require the Company to continue to develop and improve its operational, financial and other internal systems, as well as its sales capabilities, and attract, manage and retain its employees. There can be no assurance that the Company will effectively manage any strategic growth it may achieve.

Risks Relating to Itronix

  Itronix is currently facing significant manufacturing and marketing challenges, including competition from "semi-rugged" products that constrains pricing of premium, ruggedized products like those manufactured by Itronix. In addition, Itronix's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the seasonality of the placement of customer orders; (iii) customer order deferrals in anticipation of product enhancements or new product offerings by Itronix or its competitors; (iv) customer cancellation of orders and the gain or loss of significant customers, including those due to industry combinations and (v) the relative unpredictability of timing of customer orders due to the relative concentration of organizations with large field-service work forces. Moreover, any downturn in general economic conditions could precipitate significant reductions in corporate spending for telecommunications equipment, which could result in delays or cancellations of orders for Itronix's products. Itronix's expense levels are relatively fixed and are based, in significant part, on expectations of future revenues. Currently, costs are much higher as a percentage of revenues for Itronix than for the Company overall, and Itronix is not contributing to the Company's profitability. As a result of its unpredictable revenues, costs at times can be disproportionately high as a percentage of Itronix's business. If, as a result of these factors, Itronix's costs exceed its revenues, Itronix's stand-alone financial condition and results of operations would be materially adversely affected.

Reliance on Key Personnel

  The Company's success depends in large part upon its senior management, as well as its ability to attract and retain its highly-skilled technical, managerial, sales and marketing personnel, particularly engineers skilled and experienced with communications equipment. Competition for such personnel is intense and there can be no assurance that the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires. Failure to attract and retain key personnel will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, continued labor market shortages of technical personnel may require wage increases well in excess of the growth in the Company's sales and margins, thereby reducing the overall profitability of the Company.

Restrictive Financing Covenants

  The Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes contain a number of covenants that significantly restrict the operations of the Company, limiting the discretion of the Company's management with respect to certain business matters. These covenants, among other things, restrict the ability of the Company to incur additional indebtedness or guarantee obligations, pay dividends and other distributions, prepay or modify the terms of other indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, enter into mergers or consolidations, make sales of assets, engage in certain transactions with affiliates and otherwise restrict corporate activities. Certain term loans under the Senior Secured Credit Agreement are subject to negative covenants similar to those contained in the indenture. In addition, under the Senior Secured Credit Agreement, the Company is required to satisfy a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years.

  The Company's ability to comply with the covenants and restrictions contained in the Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes may be affected by events beyond its control, including prevailing economic, financial and industry conditions, and there can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. A breach of the covenants and restrictions contained in the Senior Secured Credit Agreement or the indenture governing the Senior Subordinated Notes or in any agreements with respect to any additional financing would result in an event of default under such agreements, which would permit acceleration of the related debt and acceleration of debt under other debt agreements that may contain cross-acceleration or cross-default provisions, as well as termination of the commitments of the lenders to make further extensions of credit under the Senior Secured Credit Agreement. In addition, if the Company were unable to repay its indebtedness to the lenders under the Senior Secured Credit Agreement, such lenders could proceed against the collateral securing such indebtedness, including substantially all of the Company's assets.

Year 2000 Compliance

  The Company has commenced a review of its computer systems and products in order to assess its exposure to Year 2000 issues. The Company is currently in the process of determining the full scope, related costs and action plan to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. However, there can be no assurance that Year 2000 costs and expenses will not have a material adverse effect on the Company. In addition, the Company does not currently have complete information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially adversely affected. Finally, there can be no assurance that the Company's existing or installed base of products are Year 2000 compliant, or that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-compliant software or other products. Any such product non-compliance may expose the Company to claims from its customers and others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

Item 2.  Properties.

  The Company's policy is generally to lease real property for its manufacturing and sales operations. Principal operating facilities for continuing operations are as follows:

                                                          Square      Lease
Location                                                  ------      -----
--------                                                   Feet    Termination
                                                           ----    -----------

Burlington, Massachusetts                                  14,600         1999
Ft. Lauderdale, Florida                                    16,300         2001
Germantown, Maryland                                       30,000         2006
Germantown, Maryland                                       68,400         2001
Germantown, Maryland                                       30,000         2003
Germantown, Maryland                                       68,600         2003

Lombard, Illinois                                          23,300         1998
Northampton, Massachusetts                                 22,500         1999
Tustin, California                                         52,000         2005
Salem, Virginia                                            35,900         2004
San Diego, California                                     135,000         2004
Spokane, Washington                                        66,400         1999


  The Company has other leases for continuing operations manufacturing space and sales offices, but in each case the total leased space is under 15,000 square feet.

  The Company has leased approximately 239,000 square feet of space in various facilities in discontinued operations at March 31, 1998.

Item 3.  Legal Proceedings.

Litigation

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

  On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The Company intends to defend the lawsuit vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters.

  Prior to January 28, 1997, the Common Stock was quoted on the Nasdaq National Market. From January 28, 1997 to May 21, 1998, the Common Stock was traded on the New York Stock Exchange. As a result of the Merger on May 21, 1998, trading in the Common Stock was halted and the Recapitalized Common Stock is traded only in the over-the-counter market. On

June 3, 1998, the last reported price of the Recapitalized Common Stock was $3.875.

The following table shows, for the fiscal periods indicated, the high and low close prices of a share of Common Stock as reported by the New York Stock Exchange and the Nasdaq National Market, as applicable.

      Quarter Ended                            High           Low
      -------------                          --------       --------

      March 31, 1998                          48.50          46.19
      December 31, 1997                       47.31          34.00
      September 30, 1997                      41.94          34.38
      June 30, 1997                           41.88          29.00

      March 31, 1997                          54.50          28.00
      December 31, 1996                       58.00          40.50
      September 30, 1996                      46.88          30.75
      June 30, 1996                           35.00          23.00


  There were approximately 1,042 stockholders of record as of June 3, 1998.

  Since April 1, 1995, the Company has not declared or paid cash dividends on its Common Stock or Recapitalized Common Stock. The Company intends to retain earnings for use in the operation and expansion of its business. The terms of the Company's current term loan prohibits, and the Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes restrict , the payment of cash dividends on its Recapitalized Common Stock.

Item 6.  Selected Financial Data.

  The information requested by this Item is attached as Appendix A.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

  The information requested by this Item is attached as Appendix B.


Item 8.  Financial Statements and Supplementary Data.

  The information requested by this Item is attached as Appendix C.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None


Item 10.  Directors and Executive Officers of the Registrant.

  The names, ages and positions of the current executive officers and the directors after the Merger (the "New Directors") of the registrant are set forth below.

   Name:                      Age:  Position with the Company:
--------                      ----  --------------------------
John F. Reno                   59  Chairman, President, Chief Executive Officer,
                                   Director
Allan M. Kline                 53  Corporate Vice President, Chief Financial
                                   Officer, Treasurer, Director
John R. Peeler                 43  Corporate Vice President- Communications Test
                                   Business, Director
Samuel W. Tishler              60  Corporate Vice President, Corporate
                                   Development
John A. Mixon                  52  Corporate Vice President, Human Resources
Robert W. Woodbury, Jr.        41  Corporate Vice President, Corporate
                                   Controller
Mark V.B. Tremallo             41  Corporate Vice President, General Counsel
Joseph L. Rice, III            66  Director
Brian D. Finn                  37  Director
Charles P. Pieper              51  Director


  John F. Reno presently serves as Chairman, President and Chief Executive Officer of the Company and a Director of the Company. Mr. Reno has served as Chairman, President and Chief Executive Officer since August 1996 and as President and Chief Executive Officer since January 1993. From July 1991 to January 1993, Mr. Reno was President and Chief Operating Officer. Prior to July 1991, Mr. Reno served as Executive Vice President and Chief Operating Officer. Mr. Reno is also a director of Millipore Corporation.

  Allan M. Kline presently serves as Corporate Vice President, Chief Financial Officer, Treasurer and a Director of the Company. Mr. Kline joined the Company in June 1996. From 1995 to 1996, he served as Senior Vice President, Chief Financial Officer of CrossComm Corporation, a manufacturer of networking products. From 1994 to 1995, he was President of TAR Acquisition Corp., a private investment company. From 1989 to 1994, Mr. Kline was also a Director of CrossComm Corporation. From 1990 to 1994, Mr. Kline was Senior Vice President, Chief Financial Officer of Cabot Safety Corporation, a subsidiary of Cabot Corporation. Prior to that, he served at Leggett & Platt, Incorporated and was a partner with Arthur Young & Company.

  John R. Peeler presently serves as Corporate Vice President--Communications Test Business and President and Chief Executive Officer of all the Company's communication test businesses and a Director of the Company. Mr. Peeler has been employed by the Company since 1980.

  Samuel W. Tishler presently serves as Corporate Vice President--Corporate Development of the Company. Mr. Tishler joined the Company in September 1994. From 1988 to 1994, he was Vice President of Raytheon Ventures, the venture capital portfolio of Raytheon Co. From 1977 to 1986, he served as Vice President of ADL Enterprises, a wholly owned subsidiary of Arthur D. Little, Inc. From 1970 to 1977, Mr. Tishler was President of Harnessed Energies, Inc., a manufacturer of scientific instrumentation.

  John A. Mixon presently serves as Corporate Vice President--Human Resources of the Company. Mr. Mixon has been employed by the Company since 1989.

  Robert W. Woodbury, Jr. presently serves as Corporate Vice President-- Corporate Controller of the Company. Mr. Woodbury joined the Company in January 1996. From 1992 to January 1996, he served as Vice President and Controller for Kollmorgen Corporation, a manufacturer of motion control devices. From 1990 to 1992, he was Chief Financial Officer of Kidde Fenwal, Inc., a manufacturer of fire suppression equipment.

  Mark V.B. Tremallo presently serves as Corporate Vice President--General Counsel of the Company. Mr. Tremallo joined the Company in May 1997. From 1995 to 1997 he served as Vice President, General Counsel and Secretary of Aearo Corporation (formerly Cabot Safety Corporation), a manufacturer of industrial safety products. From 1990 to 1995 he was General Counsel of Cabot Safety Corporation, a subsidiary of Cabot Corporation.

  Joseph L. Rice, III is Chairman of CDR and a Director of the Company. In addition, Mr. Rice is a director of Uniroyal Holding, Inc. Remington Arms Company, Inc. and Thyssen Schulte Bautechnik, corporations in which an investment partnership managed by CDR has an investment, and serves as a trustee of Williams College and The Manhattan Institute. He is a graduate of Williams College and Harvard Law School. Mr. Rice is a limited partner of CD&R Associates V Limited Partnership, the general partner of CDR Fund V ("Associates V"), and is a Director and President of CD&R Investment Associates II, Inc. ("Associates II Inc."), the managing general partner of Associates V.

  Brian D. Finn is a principal of CDR and a Director of the Company. Mr. Finn is also a Director of U.S. Office Products Company. Mr. Finn joined CDR in 1997 from Credit Suisse First Boston where he was Managing Director and Co-Head of Mergers & Acquisitions. During his 15 years at Credit Suisse First Boston he advised a large number of corporate clients in various industries in transactions totaling approximately $250 billion. Mr. Finn received his B.S. in Economics from The Wharton School of the University of Pennsylvania. He is a limited partner of Associates V and a Director of Associates II Inc.

  Charles P. Pieper is a principal of CDR and a Director of the Company. Mr. Pieper is also Chairman of North American Van Lines, Inc., and U.S. Office Products Company. Mr. Pieper joined CDR in 1997. Prior to joining CDR, he was President and Chief Executive Officer of GE Lighting Europe. During his 16-year career at GE, Mr. Pieper was responsible for several key business units, including serving as President and Chief Executive Officer of: GE Japan, Korea, Taiwan; GE Medical Systems Asia; as well as GE Lighting Europe. He joined GE in 1981, from the Boston Consulting Group. Mr. Pieper graduated from Harvard College and holds an M.B.A from Harvard Business School. He is a limited partner of Associates V and a Director of Associates II Inc.


  The composition of the Board is subject to change from time to time. CDR Fund V has the right to elect the directors of the Board, except that CDR Fund V has agreed, pursuant to the employment agreements with Messrs. Reno,

Kline and Peeler, to elect such officers to serve as members of the Board during the period of their employment with the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely on its review of copies of reports filed by persons ("Reporting Persons") required to file such reports pursuant to Section 16(a) of the Exchange Act, the Company believes that all filings required to be made by Reporting Persons of the Company were timely made in accordance with the requirements of the Exchange Act.

Compensation of Directors

  During the fiscal year ended March 31, 1998, compensation of non-employee Directors ("Non-Employee Directors") of the Company was at the rate of $1,500 for each Board of Directors or committee meeting attended ($500 for each committee meeting held directly before or after a meeting of the Board of Directors), $750 for a meeting held over the telephone, plus a quarterly retainer fee paid at the rate of 200 shares of Dynatech Common Stock per quarter. Chairmen of all Committees other than the Executive Committee also received an additional 25 shares of Dynatech Common Stock per quarter. In addition, the Dynatech Corporation 1994 Stock Option and Incentive Plan provides for the automatic grant of stock options to non-employee Directors of the Company. Each Non-Employee Director is entitled to receive an option to purchase 10,000 shares of Common Stock upon initial election to the Board of Directors and an additional option to purchase 3,000 shares of Common Stock after each Annual Meeting of Stockholders. Non-Employee Directors who have served on the Board for at least five years are also entitled to receive an annual retirement benefit equal to $16,000. Such retirement benefit is payable following the later of the Non-Employee Director's 60th birthday or retirement from the Board (or such later date as the Director shall elect) for a period equal to the number of full years service on the Board, up to a maximum of ten years. None of the New Directors of the Company participate in the programs or receive the compensation described above.

Item 11.  Executive Compensation.

Summary Compensation Table

  The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) the Company's Chief Executive Officer, and (ii) the four highest compensated executive officers who were serving as executive officers at the end of fiscal 1998, (collectively, the "Named Executive Officers") for services rendered in all capacities with respect to the Company's fiscal years ended March 31, 1996, 1997 and 1998:

Name and Principal Position                             Annual Compensation (1)
---------------------------                             ------ ----------------
                                                                                          Long Term         All Other
                                                                                         Compensation       ---------
                                               Fiscal  Salary            Bonus            Awards(2)        Compensation
                                               ------  ------            -----            ---------        ------------
                                                Year     ($)              ($)             Options #           ($)(3)
                                                ----     ---              ---             ---------           ------


John F. Reno                                     1998  481,250           604,053             56,700           11,857
 Chairman, President and                         1997  456,250         1,032,185             55,100           31,892
 Chief Executive Officer                         1996  435,000           372,836             62,000           25,533

John R. Peeler                                   1998  270,000           383,513             24,800           47,870
 Corporate Vice President--                      1997  244,242           662,214             20,800           18,936
 Communications Test Division                    1996  225,042           293,128             28,000           15,939

John A. Mixon                                    1998  185,591           152,680             12,900           23,828
 Corporate Vice President--                      1997  178,500           270,591             13,800            9,910
 Human Resources                                 1996  172,125            94,384             14,000            8,851

Allan M. Kline(4)                                1998  218,750           198,108             16,000           23,060
 Corporate Vice President,                       1997  158,333           218,918             50,000            3,234
 Chief Financial Officer and Treasurer

Samuel W. Tishler(5)                             1998  176,667           145,338             31,800           15,834
 Corporate Vice President--                      1997  144,167           108,521              5,000            6,701
 Corporate Development                           1996  130,000            48,227              2,000            4,471

(1) Perquisites and other personal benefits paid to each Named Executive Officer in each instance aggregated less than 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each Named Executive Officer, and accordingly, have been omitted from the table as permitted by the rules of the SEC.
(2) Figures in this column show the number of options for Common Stock (not Recapitalized Common Stock) granted. The Company did not grant any restricted stock awards or stock appreciation rights to any of the Named Executive Officers during the years shown.
(3) Figures in this column represent the Company's contributions on behalf of each of the Named Executive Officers under the Company's 401(k) plan. These figures also include the Company's contributions under a nonqualified deferred compensation plan, which became effective April 1, 1995.
(4) Mr. Kline's employment with the Company commenced in June 1996.
(5) Mr. Tishler became an officer of the Corporation in May 1997.



Option Grants in Last Fiscal Year

  The following table sets forth information concerning individual grants of options to purchase Common Stock granted to the Named Executive Officers during the fiscal year ended March 31, 1998:

                         Individual Grants(1)
                       ------------------------
                                     % of Total
                                     ----------
                        Number of     Options                                    Potential Realizable
                        ---------     -------                                    --------------------
                       Securities    Granted to                                   Valued at Assumed
                       ----------    ----------                                   -----------------
                       Underlying    Employees      Exercise or                 Annual Rates of Stock
                       ----------    ---------      -----------                 ---------------------
                         Options     in Fiscal      Base price     Expiration     Price Appreciation
                         -------     ---------      ----------     ----------     ------------------
Name                   Granted (#)    Year (%)       ($/Sh)(1)        Date        for Option Term(2)
----                   -----------    --------       ---------        ----        ------------------
                                                                                  5% ($)      10% ($)
                                                                                  -----       ------
John F. Reno               56,700          8.9%      $35.9375         7/30/07  $1,281,471   $3,247,498
John R. Peeler             24,800          3.9%      $35.9375         7/30/07    $560,502   $1,420,422
John A. Mixon              12,900          2.0%      $35.9375         7/30/07  $  291,552   $  738,849
Allan M. Kline             16,000          2.5%      $35.9375         7/30/07  $  361,614   $  916,402

Samuel W. Tishler          20,000          3.2%      $38.8750          5/6/07  $  488,966   $1,239,134
Samuel W. Tishler          11,800          1.8%      $35.9375         7/30/07  $  266,691   $  675,846


(1) Options vest annually in five equal installments beginning on the first anniversary date of grant. The options in this table expire 10 years after grant. In connection with the Merger, all of the options became fully vested and exercisable, other than options to purchase 20,737 shares of Common Stock granted to Mr. Reno.
(2) These columns show the hypothetical value of the options granted at the end of the option terms if the price of the Common Stock were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following table sets forth certain information regarding exercises of options to purchase Common Stock by the Named Executive officers during the fiscal year ended, March 31, 1998 and stock options held by the Named Executive Officers at March 31, 1998:

                                              Number of Securities    Value of Unexercised
                                              --------------------    --------------------
                                             Underlying Unexercised   In-the-Money Options
                                             ----------------------   --------------------
                      Shares       Value      Options at FY-End(#)      at FY-End(2)($)
                      ------       -----      --------------------      ---------------
                    Acquired on   Realized        Exercisable/            Exercisable/
                    -----------   --------        ------------           -------------
     Name           Exercise(#)    (1)($)        Unexercisable           Unexercisable
     ----           -----------    ------        -------------           -------------
John F. Reno                  0          0          175,820/237,180   $5,674,711/5,824,895
John R. Peeler                0          0            68,160/98,240    2,271,940/2,464,210
John A. Mixon             3,250     96,906            30,360/52,340      898,303/1,224,860
Allan M. Kline                0          0            10,000/56,000        161,875/843,500
Samuel W. Tishler             0          0             1,800/37,000         37,288/424,075

(1) Calculated on the basis of the fair market value of the Common Stock on the date of exercise, less the option exercise price.
(2) Calculated on the basis of the fair market value of the Common Stock on March 31, 1998 ($48.1875), less the applicable option exercise price.

Conversion of Options in Connection with the Merger

  Immediately prior to the Merger, all outstanding Company stock options, including the Company stock options then held by the Named Executive Officers, became fully vested and exercisable except for certain of those stock options held by Mr. Reno that qualify as "incentive stock options" under the Internal Revenue Code. At the effective time of the Merger, outstanding options to purchase Common Stock held by each of the Named Executive Officers were converted into equivalent options to purchase shares of Common Stock. As a result of the conversion of the options, Messrs. Reno, Peeler, Kline, Mixon and Tishler hold options to purchase 8,094,800, 2,696,960, 1,293,600, 1,464,119 and
623,279 shares of Recapitalized Common Stock, respectively, at option exercise prices ranging from $0.5357 to $1.9834. The terms of the converted options are substantially similar to those of the prior options except that the period following a termination of employment during which the Named Executive Officer may exercise converted options (other than those that qualify as incentive stock options) has been extended and in the case of Messrs. Reno, Peeler and Kline, such extended period is substantial.

Special Termination Agreements

  Each of the Company's Executive Officers (other than Messrs. Reno, Kline, Peeler and Other Executives) as well as other key employees, was, prior to the Merger, party to a special termination agreement with the Company. These agreements provided that if there is a "Change in Control" of the Company (as defined in the Agreements), and if during the two-year period following such Change in Control the officer's employment is terminated for any reason other than on account of death or for "Cause," or the officer terminates his or her own employment following a demotion, reduction in compensation, or similar event, the officer will be entitled to receive a lump sum severance payment from the Company within 15 days after the date of termination and continuance of fringe benefits. Under the special termination agreements, the amount of the severance payment is based on an officer's length of service with the Company, ranging incrementally from one times the officer's average annual cash compensation to three times the officer's average annual cash compensation after fifteen years of service. In connection with the Merger, each of the Named Executive Officers entered into the agreements described immediately below that supersede the special termination agreements.

Employment and Other Agreements

  In connection with the Merger, the Company entered into employment agreements, with Messrs. Reno, Kline and Peeler. The employment agreements generally provide for an initial term of five years, commencing at the effective time of the Merger, and for compensation and benefit arrangements that are consistent with the pre-existent compensation and benefit arrangements of each such Named Executive Officer in effect prior to the Merger. The employment agreements further provide for the election of such officers to serve as directors of the Company during their employment with the Company.

  Pursuant to his employment agreement, Mr. Reno together with his family trusts, contributed 40,804 shares of Common Stock to MergerCo in exchange for 799,758 shares of Common Stock of MergerCo ("MergerCo Common Stock"), which shares of MergerCo Common Stock were converted in the Merger into a like number of shares of Recapitalized Common Stock. In addition, pursuant to their respective other employment agreements, all options to purchase Common Stock held by each of Messrs. Reno and Kline prior to the Merger and a substantial majority of the options held by Mr. Peeler prior to the Merger were converted into equivalent options to purchase shares of Recapitalized Common Stock (the exercise prices of which preserve the economic value of their former options), all of which, other than options to purchase 20,737 shares of Common Stock held by Mr. Reno, became fully vested and exercisable in connection with the Merger. In addition, the employment agreements: (i) restrict the ability of each Named Executive Officer to transfer shares of Recapitalized Common Stock beneficially owned by him (other than certain permitted transfers for estate planning purposes and transfers not exceeding in the aggregate 25% of the Recapitalized Common Stock owned, or subject to options held by each Named Executive Officer at the effective time of the Merger), (ii) grant each Named Executive Officer certain "tag along" rights which entitle the Named Executive Officer to participate in certain sales of Recapitalized Common Stock by CDR Fund V prior to a Public Offering (as defined in the employment agreements), (iii) grant CDR Fund V certain "drag along" rights which entitle CDR Fund V to require each Named Executive Officer to sell his shares of Recapitalized Common Stock in a proposed sale of substantially all of CDR Fund V's shares prior to a Public Offering, and (iv) grant the Company and CDR Fund V the right, following any termination of a Named Executive Officer's employment prior to a Public Offering, to purchase the Named Executive Officer's shares of Recapitalized Common Stock and options to purchase Recapitalized Common Stock.

  The Employment Agreements also provide that, in the event of a termination of any such Named Executive Officer's employment during the term of the agreement by the Company other than for "Cause" (as defined in the employment agreements) or by such Named Executive Officer for "Good Reason" (as so defined), the Named Executive Officer will be entitled to special termination benefits consisting of
(i) continued payments of his average annual base salary and average annual bonus until the second anniversary of the date of termination, (ii) continued coverage under the Company's medical insurance plan until his 65th birthday and
(iii) a pro rata incentive compensation bonus for the portion of the calendar year preceding such termination. The agreements also contain customary indemnification, confidentiality, noncompetition and nonsolicitation provisions.

  In connection with the Merger, the Company entered into certain agreements (the "Agreements"), with Messrs. Mixon and Tishler, which supersede their special termination agreements. These Agreements provide that, in the event of a termination of employment prior to the third anniversary of the effective time of the Merger by the Company other than for "Cause" (as defined in such agreements) or by such executive for "Good Reason" (as so defined), each such executive will be entitled to special termination benefits during a salary continuation period which will be based on such executive's period of service with the Company. Such salary continuation benefits will consist of continued payments of such executive's average annual base salary, average annual bonus and continued coverage under the Company's medical insurance and other benefit plans. These Agreements also contain customary indemnification, confidentiality, noncompetition and nonsolicitation provisions.

  Pursuant to the Agreements, a substantial majority of the options to purchase shares of Common Stock held by Messrs. Mixon and Tishler prior to the Merger of the Company were converted into equivalent options to purchase shares of Recapitalized Common Stock (the exercise prices of which preserve the economic value of his former options), all of which are fully vested and exercisable. In addition, these Agreements provide for substantially the same call, drag-along and tag-along rights as do the employment agreements of Messrs. Reno, Peeler and Kline.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information regarding the beneficial ownership of the Recapitalized Common Stock as of June 3, 1998, with respect to
(i) each current director and each Named Executive Officer of the Company; (ii) all current directors and executive officers of the Company as a group; and (iii) each current beneficial owner of five percent or more of Recapitalized Common Stock.

                                                                          Amount and
                                                                          ----------
                                                                          Nature of      Percent of
                                                                          ----------     ----------
                                                                          Beneficial       Common
                                                                          ----------       ------
Name                                                                     Ownership(1)     Stock(2)
----                                                                     ------------     --------
Clayton, Dubilier & Rice Fund V Limited Partnership(3)                  110,790,770           92.3%
John F. Reno(4)                                                           8,491,637            6.6%
John R. Peeler(5)                                                         2,708,907            2.2%
John A. Mixon(6)                                                          1,624,027            1.3%
Allan M. Kline(7)                                                         1,294,769            1.1%
Samuel W. Tishler (8)                                                       623,780             *

All Directors and Executive Officers as a group (10 persons) (9)        126,777,355           93.8%
                                                                        -----------           ----

*   Less than 1% of outstanding Recapitalized Common Stock.
(1) Represents shares of Recapitalized Common Stock beneficially owned on June 3, 1998. Unless otherwise noted, each person has sole voting and investment power with respect to such shares.
(2) Based upon 120,251,375 shares of Recapitalized Common Stock outstanding as of June 3, 1998. Recapitalized Common Stock includes all shares of outstanding Recapitalized Common Stock plus, as required for the purpose of determining beneficial ownership (in accordance with Rule 13d-3 promulgated pursuant to the Exchange Act), all shares of Recapitalized Common Stock subject to any right of acquisition by such person, through exercise or conversion of any security, within 60 days of June 3, 1998.
(3) B. Charles Ames, Michael G. Babiarz, William A. Barbe, Kevin J. Conway, Brian D. Finn, Donald J. Gogel, Hubbard C. Howe, Thomas F. Ireland, Christopher MacKenzie, Charles P. Pieper and Joseph L. Rice, III may be deemed to share beneficial ownership of the shares owned of record by CDR Fund V by virtue of their status as stockholders of Associates II Inc., the managing general partner of Associates V, the general partner of CDR Fund V, but each expressly disclaims such beneficial ownership of the shares owned by CDR Fund V. The voting stockholders of Associates II Inc. share investment and voting power with respect to securities owned by CDR Fund V. The business address for each of them other than Mr. MacKenzie is 375 Park Avenue, New York, New York 10022. The business address for Mr. MacKenzie is 45 Berkeley Street, London WIA WEB.
(4) Includes 1,000 shares owned by Mr. Reno's spouse, 294,000 shares owned by The John F. Reno 1997 Qualified Annuity Trust for which Mr. Reno has sole voting power, 294,000 shares owned by The Suzanne M. Reno 1997 Qualified Annuity Trust, of which Mr. Reno is a Trustee, and 2,525 shares owned by a relative for which Mr. Reno has power of attorney. Includes 7,688,355 shares of Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998.

(5) Includes 2,696,960 shares of Recapitalized Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998.
(6) Includes 1,464,120 shares of Recapitalized Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998.
(7) Includes 1,293,600 shares of Recapitalized Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998 .
(8) Includes 623,280 shares of Recapitalized Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998.
(9) Includes 14,871,755 shares of Recapitalized Common Stock issuable upon exercise of stock options which are exercisable within 60 days of June 3, 1998. Also includes 110,790,770 shares of Recapitalized Common Stock owned by CDR Fund
V. Brian D. Finn, Charles P. Pieper and Joseph L. Rice, III may be deemed to share beneficial ownership of the shares owned of record by CDR Fund V by virtue of their status as stockholders of Associates II Inc., the managing general partner of Associates V, the general partner of CDR Fund V, but expressly disclaims such beneficial ownership of the shares owned by CDR Fund V. The voting stockholders of Associates II Inc. share investment and voting power with respect to securities owned by CDR Fund V.




Item 13.  Certain Relationships and Related Transactions.

  CDR Fund V is a private investment fund managed by CDR. Amounts contributed to CDR Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CDR can be expected to generate returns on investments comparable to returns historically achieved in leveraged acquisition transactions. The general partner of CDR Fund V is CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"). Associates V has three general partners. The managing general partner of Associates V is CD&R Investment Associates II, Inc., a Cayman Island exempted company ("Associates II Inc."). The other general partners of Associates V are CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company ("Associates Cayman Inc.") and CD&R Investment Associates Inc., a Delaware corporation ("Associates Inc.").

  Mr. Rice, who is a principal of CDR and the Chairman of CDR, is a Director and the Chairman of both Associates II Inc. and Associates Inc., is a shareholder and Director of Associates Cayman Inc., and also serves as a Director of the Company. Mr. Finn, who is a principal of CDR and is a Director of Associates II Inc., also serves as a Director of the Company. Mr. Pieper, who is a principal of CDR and a Director of Associates II Inc., also serves as a Director of the Company. See "Item 10 Directors and Executive Officers of the Registrant."

  CDR is a private investment firm which is organized as a Delaware corporation. CDR is the manager of a series of investment funds, including CDR Fund V formed to invest in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporation where the infusion of capital coupled with the provision of managerial assistance by CDR can be expected to generate returns on investments comparable to returns historically achieved in leveraged acquisition transactions. CDR generally assists in structuring arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CDR generally provides management and financial consulting services to the companies in which its investment funds have invested during the period of such fund's investment. Such services include helping such companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies in improving the operational, marketing and financial performance of such companies.

  The Company entered into a consulting agreement with CDR which provides for
(i) an annual fee initially of $500,000, for providing such management and financial consulting services to the Company and its subsidiaries and (ii) reimbursement of out-of-pocket expenses it incurs after the Merger, for so long as CDR Fund V has an investment in the Company and its subsidiaries. At the closing of the Merger, the Company paid CDR a transaction fee of $9.2 million plus reimbursement of out-of-pocket expenses incurred by CDR in consideration for services provided by CDR in arranging the Merger, arranging and negotiating the financing for the Merger and related services. The Company also agreed to indemnify CDR and CDR Fund V and certain related parties, subject to certain limitations, against all claims and liabilities arising out of or in connection with the Securities Act, the Exchange Act or any other applicable securities or other laws in connection with the Merger and related transactions and the operation of the business following the Merger. In addition, the Company entered into a registration rights agreement with CDR Fund V, Mr. Reno and certain family trusts which provides that such persons may require the Company to register their shares of Common Stock under the Securities Act.

  See also "Item 11 Executive Compensation--Special Termination Agreements" and "Employment and Other Agreements."

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1)    Financial statements

The following financial statement and schedules of the Company are included as Appendix C to this Report.

           I.   Consolidated Balance Sheets--March 31, 1998 and 1997.

           II. Consolidated Statements of Operations--Fiscal Years ended March 31, 1998, 1997, and 1996.

              III. Consolidated Statements of Shareholders' Equity--Fiscal Years ended March 31, 1998, 1997, and 1996.

              IV. Consolidated Statements of Cash Flows--Fiscal Years ended March 31, 1998, 1997, and 1996.

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

        (1)  Form 8-K dated December 20, 1997.

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

                                              DYNATECH CORPORATION
                                              -------------------------------


June __, 1998                                  By:
                                                  ---------------------------
                                                      Chairman, President and
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------      Chairman of the Board, President and Chief
John F. Reno                     Executive Officer, Director     June __, 1998

---------------------------      Corporate Vice President, Director,
Allan M. Kline                   Chief Financial Officer, and Treasurer
                                 (Principal Financial Officer)   June __, 1998

---------------------------      Corporate Vice President, Controller
Robert W. Woodbury, Jr.          (Principal Accounting Officer)  June __, 1998

---------------------------      Director                        June __, 1998
Joseph L. Rice, III

---------------------------      Director                        June __, 1998
Brian D. Finn

---------------------------      Director                        June __, 1998
Charles P. Pieper

---------------------------      Director                        June __, 1998
John R.Peeler

     APPENDIX A
     ----------

      Selected Historical Consolidated Financial Data
     The following tables set forth selected consolidated historical, financial and other data of the Company for the five fiscal years ended March 31, 1998 which have been derived from, and should be read in conjunction with, the audited historical Consolidated Financial Statements, and related notes thereto, of the Company contained herein.
     (Amounts in thousands except per share data)

                                                               Years Ended March 31,
                                                 1998       1997       1996       1995       1994
----------------------------                   --------   --------   --------   --------   --------
Results of operations
Sales                                          $472,948   $362,412   $293,042   $243,078   $199,612
Cost of sales                                   205,522    137,254    111,436     91,412     72,103
                                               --------   --------   --------   --------   --------
Gross profit                                    267,426    225,158    181,606    151,666    127,509
Selling, general & Administrative expense       138,310    114,479     98,487     86,329     70,719
Product development expense                      54,995     43,267     36,456     30,585     26,863
Nonrecurring charges                                ---     27,776     16,852        ---        ---
Amortization of intangibles                       5,835      6,793      5,136      5,106      5,728
                                               --------   --------   --------   --------   --------
Operating income                                 68,286     32,843     24,675     29,646     24,199
Interest expense                                 (1,221)      (828)    (1,723)    (3,919)    (3,794)
Interest income                                   3,012      2,785      2,181      1,518      1,244
Other income, net                                   730        634        975        850      2,198
                                               --------   --------   --------   --------   --------
Income from continuing operations before
 income taxes                                    70,807     35,434     26,108     28,095     23,847

Provision for income taxes                       29,031     17,585     10,394     11,671      9,897
                                               --------   --------   --------   --------   --------
Income from continuing operations                41,776     17,849     15,714     16,424     13,950
Discontinued operations, net of Income taxes        ---     12,000     (1,471)     3,763    (43,933)
Extraordinary charge, net of Income taxes           ---        ---        ---     (1,019)       ---
                                               --------   --------   --------   --------   --------
Net income (loss)                              $ 41,776   $ 29,849   $ 14,243   $ 19,168   $(29,983)
                                               ========   ========   ========   ========   ========
Income (loss) per common share-basic:
   Continuing operations                       $   2.49   $   1.04   $   0.87   $   0.92   $   0.75
   Discontinued operations                          ---       0.70      (0.08)      0.21      (2.36)
   Extraordinary charge                             ---        ---        ---      (0.06)       ---
                                               --------   --------   --------   --------   --------
                                               $   2.49   $   1.74   $   0.79   $   1.07   $  (1.61)
                                               ========   ========   ========   ========   ========
Income (loss) per common share-diluted
   Continuing operations                           2.40       0.99       0.86       0.92       0.75
   Discontinued operations                          ---       0.67      (0.08)      0.21      (2.36)
   Extraordinary charge                             ---        ---                 (0.06)       ---
                                               --------   --------   --------   --------   --------
                                               $   2.40   $   1.66   $    .78   $   1.07   $  (1.61)
                                               ========   ========   ========   ========   ========
Weighted average numer of shares:
   Basic                                         16,795     17,200     17,969     17,846     18,579
   Diluted                                       17,434     18,028     18,315     17,971     18,678
                                               ========   ========   ========   ========   ========
Balance sheet data
Net working capital                            $117,791   $ 80,394   $105,861   $ 91,513   $ 91,010
Total assets                                   $288,130   $249,010   $205,189   $256,392   $280,553
Long-term debt                                 $     83   $  5,226   $  1,800   $  7,915   $ 33,006
Shareholders' equity                           $202,119   $160,686   $160,719   $154,320   $142,643
Shares of stock outstanding                      16,864     16,793     17,585     17,573     18,594
Shareholders' equity per share                 $  11.99   $   9.57   $   9.14   $   8.78   $   7.67

APPENDIX B
----------

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed herein. See "Item 1 The Business--Risk Factors." The market share and competitive position data contained in this Form 10-K are approximations derived from Company estimates, which the Company believes to be reasonable but which have not been independently verified and, to a lesser extent, from industry sources, which the Company has not independently verified. The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position.

The Merger. On May 21, 1998 MergerCo, which was organized at the direction of CDR, was merged with and into the Company with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of Common Stock was converted into the right to receive $47.75 in cash and 0.5 shares of Recapitalized Common Stock and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Recapitalized Common Stock.

As a result of the Merger, CDR Fund V holds approximately 92.3% of the Recapitalized Common Stock. Mr. Reno together with two family trusts holds approximately 0.7% of the Recapitalized Common Stock and other stockholders hold approximately 7.0% of the Recapitalized Common Stock.

In connection with the Merger, the Company entered into the Senior Secured Credit Agreement with certain lenders providing for the Senior Secured Credit Facilities including a $260 million Term Loan Facility and a $110 million Revolving Credit Facility. In connection with the Merger, the Company also completed the offering of $275 million aggregate principal amount of the Senior Subordinated Notes. On May 31, 1998 the Company had a total of $575.2 million of debt, which consisted primarily of $275 million principal amount of Senior Subordinated Notes, $260 million in term loan borrowings under the Term Loan Facility and $40 million in revolving credit borrowings under the Revolving Credit Facility.

The Merger was accounted for as a recapitalization of Dynatech, which had no impact on the historical basis of assets and liabilities as reflected in the financial statements of Dynatech. However, the Merger involved a change in the Company's capital structure which will lead to, among other things, higher reported interest expense. As a result, operating results for periods subsequent to the Merger will not be comparable in all material respects to operating results for periods prior to the Merger.

General. The Company develops, manufactures and sells test, analysis, communications and computing equipment in three product categories: (i) communications test instruments, (ii) industrial computing and communications, and (iii) visual communications. In its communications test business the Company provides products that test and analyze communications networks and equipment. In its industrial computing and communications business, the Company addresses two areas of the worldwide ruggedized computer market through two of its subsidiaries: (i) ICS, which provides computer products for use in harsh environments and (ii) Itronix, which provides ruggedized portable computing and communications devices to field-service organizations such as telephone companies. In its visual communications business, the Company sells visual communications products principally through two of its subsidiaries: (i) AIRSHOW, which provides passenger cabin video information display systems for the general and commercial aviation markets and (ii) daVinci Systems, which provides digital color enhancement systems used in transferring film images into electronic signals. Since 1993, the Company has sold 24 non-core businesses for gross proceeds of approximately $190 million pursuant to a plan to focus on businesses that enjoy leading positions in their respective markets, strong profitability, and good growth prospects.

Current and Historical Trends. The Company believes that overall trends in the communications industry are the most significant trends affecting the Company's sales and results of operations. The 18.3% average annual increase in sales of its communications test instruments products from fiscal 1996 to 1998 was principally driven by market growth and new product introductions by the Company. The Company believes that demand for communications test equipment during that period resulted from the combination of increased competition among existing and new telecommunications service providers, the proliferation of new telecommunications services and the increased usage of technologies related to wireless and internet services. The Company believes that these trends have driven overall communications test instrument industry growth of approximately 10-12% annually in recent years. Growth rates vary widely across segments of the market and are typically higher in segments that support the development of high growth communications services such as Asynchronous Transfer Mode, frame relay and wireless services.

Operating Profit. From fiscal 1996 to 1998 the Company increased operating profit, excluding non-recurring charges, by a compound annual growth of 28.2%, driven primarily by sales growth and the Company's acquisitions during this period. Excluding non-recurring charges, operating profit margins also increased from 14.2% of consolidated sales to 14.4% of consolidated sales for the same period. The non-recurring charges included a charge of $16.9 million for purchased incomplete technology related to the acquisition of Tele-Path Industries, Inc., and $27.8 million for purchased incomplete technology and impaired intangible asset writeoffs in fiscal 1996 and fiscal 1997, respectively. Itronix, as a manufacturer of ruggedized portable computing and communications hardware, generally has lower margins than the Company's other businesses and Itronix currently is not contributing to the Company's profitability. As a result, profitability of the Company's industrial computing and communications businesses is lower than the average profitability of the Company's other businesses. Itronix is also currently facing significant manufacturing and marketing challenges, including competition from "semi-rugged" portable computers that constrains pricing of premium ruggedized products like Itronix's. The Company is implementing several initiatives designed to increase the profitability of Itronix, including a program to lower costs and reposition its products. See "Item 1 The Business-- Risk Factors--Risks Relating to Itronix."

Seasonality. As a result of purchasing patterns of its telecommunications customers which tend to place large orders periodically typically at the end of the Company's first and third fiscal quarters, the Company expects its results of operations to vary significantly on a quarterly basis, as they have in the past. In addition, growth rates and results of operations for Itronix also have varied widely and are expected to continue to do so because of the relatively small number of potential customers with large field-service work forces, the timing and size of whose orders are irregular.

Product Development. The market for the Company's products is characterized by changing technology evolving industry standards and protocols, and frequent introductions of new products. Automation in the Company's addressed markets for communications test instruments or a shift in customer emphasis from communications test instruments to test and monitoring systems could render the Company's existing product offerings obsolete or unmarketable or reduce the size of the Company's addressed market. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render the Company's offerings redundant and unmarketable. The Company thus faces the challenges of anticipating and responding rapidly to advances in technology and adapting its existing products or developing new products. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the expenditure of substantial development costs. From the beginning of fiscal 1996 through March 31, 1998, the Company has spent an aggregate of $134.7 million on product development or approximately 11.9% of sales, and the Company expects to continue product development spending at similar levels as a percentage of annual sales, to the extent that the Company has sufficient free cash flow to do so. See "Item 1 The Business--Risk Factors--Rapid Technological Change; Challenges of New Product Introductions" and "Substantial Leverage: Liquidity."

Recent Acquisitions and Dispositions. On December 31, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Itronix for $65.4 million in cash. Incident to this acquisition was the purchase of incomplete technology activities which resulted in a one-time non-cash charge of $20.6 million reflected in the Company's results for fiscal 1997. This incomplete technology had not reached technological feasibility and had no alternative use.

In March 1997, the Company acquired the net assets of Advent Design, Inc. ("Advent"), a supplier to ICS for $3.5 million in cash. Advent designs and manufactures high performance microprocessor-based systems for the computer, medical and communications market.

During fiscal 1997, the Company essentially completed the disposition of non-core businesses pursuant to a strategy approved by the Board of Directors of Dynatech in February, 1996. The Company received proceeds of $110.2 million and $48.9 million in 1997 and 1996, respectively, related to these dispositions, which resulted in an after-tax gain of $12.0 million.

On June 19, 1998, the Company acquired the stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. Pacific designs and manufactures customer specified avionics and integrated cabin management equipment for the corporate and general aviation market.

Pro Forma Financial Statements

On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix"). The following discussion, as it relates to the twelve month fiscal year ended March 31, 1997, refers to the financial information presented in "Acquisitions" of the Notes to Consolidated Financial Statements, which presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997.

The following table and commentary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

                                                                    Percent
                                                                    Change
                                                                     1998
                                             Percent of Sales         vs.
Years Ended March 31,                        1998        1997        1997
---------------------                       ------      ------      ------
Sales                                       100.0%      100.0%       11.0%
Gross profit                                 56.5        57.1        10.0
Selling, general & admin. Expense            29.2        28.7        13.2
Product development expense                  11.6        11.4        13.4
Amortization of intangibles                   1.2         2.1       (34.1)
Operating income                             14.4        13.2        21.1
Net income from operations                    8.8%        7.4%       32.3%

Fiscal 1998 Compared to Fiscal 1997 on a Pro Forma Basis

Sales. For the fiscal year ended March 31, 1998 consolidated sales increased $46.7 million or 11.0% to $472.9 million as compared to $426.2 million for the fiscal year ended March 31, 1997 on a pro forma basis. The increase was primarily attributable to increased demand for communications test products, catalog sales of industrial computing and communications products, and aircraft cabin video information services.

Sales of communications test products increased $29.1 million or 13.8% to $240.4 million for the fiscal year ended March 31, 1998 as compared to $211.3 million for the fiscal year ended March 31, 1997. The increase is primarily attributable to continued growth in the U.S. market for communications test solutions as a result of network expansions of the local telco service providers. The growth was driven by the needs of communications service providers to provide higher quality networks and to reduce costs through efficiency, which may be gained by using test and monitoring systems.

Sales of industrial computing and communications products increased $12.8 million or 9% to $155.0 million for the fiscal year ended March 31, 1998 as compared to $142.2 million for the fiscal year ended March 31, 1997 on a pro forma basis. The increase was primarily attributable to an increase in sales for the Company's catalog-marketed, rack-mounted computers, with a significant portion of sales to customers within the Original Equipment Manufacturer (OEM) market. The overall increase in sales of Industrial Computing and Communication products was partially offset by slightly lower sales of the Company's ruggedized laptop computers.

Sales of visual communications products increased $4.7 million or 6.5% to $77.5 million for the fiscal year ended March 31, 1998 as compared to $72.8 million for the fiscal year ended March 31, 1997. Sales of the Company's real-time flight information passenger video displays increased as more airlines integrated this product into their in-flight entertainment systems. In addition, the Company has improved its market penetration with additional sales to commercial airline companies. Partially offsetting this increase was a lower sales volume in the video compression and graphical user-interface (GUI) product lines.

International sales (defined as sales outside of North America) were $76.1 million or 16% of consolidated sales for the fiscal year ended March 31, 1998, as compared to $70.8 or 16.6% for the fiscal year ended March 31, 1997 on a pro forma basis.

Gross profit. Consolidated gross profit increased $24.2 million to $267.4 million or 56.5% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $243.2 million or 57.1% for the fiscal year ended March 31, 1997 on a pro forma basis. The slight decrease in percentage was attributable to a change in the sales mix within the consolidated group along with lower gross margins on the Company's ruggedized laptop computers.

Operating expenses. Operating expenses consist of selling, general and administrative expenses; product development expense; amortization of intangibles; and non-recurring expenses. Total operating expenses were $199.1 million or 42.1% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $186.7 million or 43.8% of consolidated sales for the fiscal year ended March 31, 1997 on a pro forma basis. Excluding the impact of the non-recurring charge of $7.1 million related to the impairment of intangible assets during fiscal 1997, operating expenses were $179.6 million or 42.1% of consolidated sales in fiscal 1997, at the same level as fiscal 1998.

Selling, general and administrative expense was $138.3 million or 29.2% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $122.2 million or 28.7% of consolidated sales for the fiscal year ended March 31, 1997 on a pro forma basis. The percentage increase was primarily attributable to additional expenses related to information systems upgrades and increased selling expenses due to the increased sales volume within the communications test business.

Product development expense was $55.0 million or 11.6% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $48.5 million or 11.4% of consolidated sales for the fiscal year ended March 31, 1997 on a pro forma basis. The Company continues to invest in product development and enhancement within all three product areas.

Amortization of intangibles was $5.8 million for the fiscal year ended March 31, 1998 as compared to $8.9 million for the fiscal year ended March 31, 1997 on a pro forma basis. Amortization decreased during fiscal 1998 due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997.

Interest. Interest income, net of interest expense, was $1.8 million for the fiscal year ended March 31, 1998 as compared to net interest expense of $0.5 million for the fiscal year ended March 31, 1997 on a pro forma basis. Net interest income increased year to year based on higher average investment balances and lower overall borrowings. Interest expense will increase in future years due to the increase in borrowings.


Other income. Other income was $0.7 million for the fiscal year ended March 31, 1998, essentially at the same level of $0.6 million for the fiscal year ended March 31, 1997 on a pro forma basis.

Taxes. The effective tax rate, before one time charges, increased for the fiscal year ended March 31, 1998 to 41% as compared to 40.0% for the fiscal year ended March 31, 1997 on a pro forma basis, primarily due to increased income in states with higher income tax rates. The effective tax rate after one time charges decreased to 41% for fiscal 1998 from 44.2% for fiscal 1997 on a pro forma basis due to the limited tax benefits in 1997 of the charges relating to the $20.6 million writeoff of incomplete technology from the Itronix acquisition.

Net income. Net income from continuing operations was $41.8 million or $2.40 per share on a diluted basis for the fiscal year ended March 31, 1998 as compared to $31.6 million or $1.74 per share on a diluted basis and a pro forma basis for the fiscal year ended March 31, 1997. The increase was primarily attributable to the increase in sales. Net income in future years will be negatively impacted by the expected rise in interest expense due to the increase in borrowings.

Backlog. Backlog at March 31, 1998 was $79.1 million, an increase of 10.3% from $71.7 million at March 31, 1997.

Historical Financial Statements

The following discussion relates to the actual result of operations of the Company, in which fiscal 1998 includes a full-year of operations of Itronix Corporation ("Itronix") as compared to fiscal 1997 in which the results of operations included only three months of operations.

The following table and commentary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

                                                                                      Percent of Change
                                                                                        1998    1997
                                                                 Percent of Sales        vs.     vs.
Years ended March 31,                                          1998    1997    1996     1997    1996
----------------------------                                  -----   -----   -----     -----   ----
Sales                                                         100.0%  100.0%  100.0%     30.5%  23.7%
Gross profit                                                   56.5    62.1    62.0      18.8   24.0
Selling, general & admin. expense                              29.2    31.6    33.6      20.8   16.2
Product development expense                                    11.6    11.9    12.4      27.1   18.7
Nonrecurring charges                                            ---     7.7     5.8    (100.0)  64.8
Amortization of intangibles                                     1.2     1.9     1.8     (14.1)  32.3
Operating income                                               14.4     9.1     8.4     107.9   33.1

Net income from continuing operations                           8.8     4.9     5.4     134.1   13.6


Fiscal 1998 Compared to Fiscal 1997 on a Historical Basis

Sales. For the fiscal year ended March 31, 1998 consolidated sales increased $110.5 million or 30.5% to $472.9 million as compared to $362.4 million for the fiscal year ended March 31, 1997. The increase was primarily attributable to a full year of operations of Itronix and increased demand for communications test products, catalog sales of industrial computing and communications products, and aircraft cabin video information services.

Sales of communications test products increased $29.1 million or 13.8% to $240.4 million for the fiscal year ended March 31, 1998 as compared to $211.3 million for the fiscal year ended March 31, 1997. The increase was primarily attributable to continued growth in the U.S. market for communications test solutions as a result of network expansions of the local telco service providers. The growth is driven by the needs of communications service providers to provide higher quality networks and to reduce costs through efficiency, which may be gained by using test and monitoring systems.

Sales of industrial computing and communications products increased $76.7 million or 97.8% to $155.0 million for the fiscal year ended March 31, 1998 as compared to $78.3 million for the fiscal year ended March 31, 1997. The increase was primarily attributable to a full-year of operations of Itronix in fiscal 1998 as compared to three months of operation in fiscal 1997. In addition, the Company had an increase in sales for its rack-mounted computers.

Sales of visual communications products increased $4.7 million or 6.5% to $77.5 million for the fiscal year ended March 31, 1998 as compared to $72.8 million for the fiscal year ended March 31, 1997. Sales of the Company's real-time flight information passenger video displays increased as more airlines integrated this product into their in-flight entertainment systems. In addition, the Company has improved its market penetration with additional sales to commercial airline companies. Offsetting this increase was a lower sales volume in the video compression and graphical user-interface (GUI) product lines.

Gross profit. Consolidated gross profit increased $42.3 million to $267.4 million or 56.5% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $225.2 million or 62.1% for the fiscal year ended March 31, 1997. The decrease in gross margin was attributable to a lower gross margin at Itronix compared with other parts of the Company as well as a change in the sales mix within the consolidated group.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; amortization of intangibles; and non-recurring expenses. Total operating expenses were $199.1 million or 42.1% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $192.3 million or 53.1% of consolidated sales for the fiscal year ended March 31, 1997. Excluding the impact of the non-recurring charge of $27.8 million related to the impairment of intangible assets and the write-off of purchased incomplete technology during fiscal 1997, operating expenses were $164.5 million or 45.4% of consolidated sales in fiscal 1997.

Selling, general and administrative expense was $138.3 million or 29.2% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $114.5 million or 31.6% of consolidated sales for the fiscal year ended March 31, 1997. The percentage decrease was primarily attributable to a full-year of results of Itronix in which the percentage of selling, general and administrative expense to sales for Itronix is less than the consolidated average.

Product development expense was $55.0 million or 11.6% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $43.3 million or 11.9% of consolidated sales for the fiscal year ended March 31, 1997. The Company continues to invest in product development and enhancement within all three product areas.

Amortization of intangibles was $5.8 million for the fiscal year ended March 31, 1998 as compared to $6.8 million for the fiscal year ended March 31, 1997. Amortization decreased during fiscal 1998 due to the write-off of goodwill and certain intangibles related to product and distribution transitions at the end of fiscal 1997 and was offset by an increase in goodwill amortization related to the acquisition of Itronix.

Interest. Interest income, net of interest expense, was $1.8 million for the fiscal year ended March 31, 1998 as compared to $2.0 million for the fiscal year ended March 31, 1997. Interest expense will increase in future years due to the increase in borrowings.

Other income. Other income was $0.7 million for the fiscal year ended March 31, 1998, essentially at the same level of $0.6 million for the fiscal year ended March 31, 1997.

Taxes. The effective tax rate, before one time charges, increased for the fiscal year ended March 31, 1998 to 41% as compared to 40.5% for the fiscal year ended March 31, 1997, primarily due to increased income in states with higher income tax rates. The effective tax rate after one time charges decreased to 41% for fiscal 1998 from 49.6% for fiscal 1997 due to the limited tax benefits in 1997 of the charges relating to the $20.6 million writeoff of incomplete technology from the Itronix acquisition.

Net income. Net income from continuing operations was $41.8 million or $2.40 per share on a diluted basis for the fiscal year ended March 31, 1998 as compared to $17.8 million or $0.99 per share on a diluted basis for the fiscal year ended March 31, 1997. The fiscal 1997 net income included a pretax charge of $27.8 million (with an aftertax effect on earnings per share on a diluted basis of $1.10) related to the write-off of intangible assets and the write-off of purchased incomplete technology. Net income in future years will be negatively impacted by the expected rise in interest expense due to the increase in borrowings.

Fiscal 1997 Compared to Fiscal 1996 on a Historical Basis

Sales For the year ended March 31, 1997, consolidated sales from continuing operations increased 23.7% to $362.4 million from $293.0 million in fiscal 1996. Sales of communications test products increased 22.8%, or $39.3 million due to increased demand for existing products and a full year of operating results for two acquisitions made in fiscal 1996. Sales of industrial computing and communications products increased 35.3% or $20.4 million primarily driven by revenue at Itronix during the fourth quarter of fiscal 1997. Sales of visual communications products increased 15.3% or $9.7 million principally due to continued strength in aircraft passenger video information systems and color correction products.

Backlog from ongoing operations was $71.7 million at March 31, 1997, as compared to $57.3 million at March 31, 1996.

International sales were 20% of consolidated sales in fiscal 1997, an increase of 18% over consolidated sales in fiscal 1996.

Gross Profit As a percentage of consolidated sales, gross profit from continuing operations for fiscal 1997 was 62.1%, essentially at the same level as the prior year.

Expenses Selling, general and administrative costs increased 16.2% in fiscal 1997 as compared to fiscal 1996. As a percentage of consolidated sales, selling, general and administrative expenses decreased to 31.6% as compared to 33.6% in the previous year. Administrative and selling expenses increased at a rate slower than revenue growth in the communications test products as a result of the fiscal 1996 acquisitions.

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

Taxes The effective tax rate, before one-time charges, increased in fiscal 1997 to 40.5% as compared to 39.8% in fiscal 1996, primarily due to losses generated in foreign locations without tax benefit. The effective tax rate after one-time charges increased to 49.6% due to limited tax benefits of these charges. These charges included $20.6 million of incomplete technology from the Itronix acquisition which resulted only in a federal tax savings. In addition, the majority of the $7.1 million of intangibles written off represented goodwill which was not deductible for tax purposes.

Net Income Net income from continuing operations in fiscal 1997 was $17.8 million, or $0.99 per share, as compared to $0.86 per share in fiscal 1996. Net income in the current year included a pretax charge of $27.8 million for purchased incomplete technology and impaired intangible asset writeoffs with an aftertax effect on earnings per share of ($1.10). Net income for the prior year included a charge for of incomplete purchased technology that accounted for $16.9 million with an aftertax effect on earnings per share of ($0.56).

Capital Resources and Liquidity

  The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

  The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. After completion of the Merger and related financings, the Company had $575.2 million of indebtedness, primarily consisting of $275 million principal amount of the Senior Subordinated Notes, $260 million in term loan borrowings under the Term Loan Facility and $40.0 million in revolving credit borrowings under the new Revolving Credit Facility. On May 21, 1998, the Company terminated its two credit facilities that were in effect prior to the Merger.

Cash Flows. The Company's cash and cash equivalents increased $25.1 million during the fiscal year ended March 31, 1998. Net cash provided by operating activities generated $45.3 million after $13.7 million was used for the payment of expenses related to discontinued operations.

Working Capital. The Company's operating assets and liabilities provided a source of cash of $4.4 million. Inventory levels increased from $40.1 million to $48.9 million, resulting in a $8.7 million use of cash. This was primarily attributable to the increased volume for the Company's rack-mounted computers. Accounts receivable decreased from $70.9 million to $70.0 million, resulting in a source of cash of approximately $1.0 million. Other current assets increased, resulting in a use of cash of $2.4 million. This increase was primarily attributable to expenses relating to the Merger. Accounts payable increased from $16.9 million to $22.9 million, resulting in a source of cash of $6.0 million as the Company continues to aggressively manage its working capital. Other current liabilities from continuing operations increased $8.5 million due to an increase in deferred revenue due to higher prepaid warranty costs and an increase in accrued income taxes due to the effective tax rate increase. This increase was offset by a decrease in discontinued operations liabilities of $13.7 million, of which approximately $21.9 million was used for the payment of expenses previously provided for offset by an $8.2 million deferred tax adjustment.

The Company's investing activities totaled $15.0 million primarily for the purchase and replacement of property and equipment. The Company's historical capital expenditures since fiscal 1996 have in substantial part resulted from the replacement of existing property and equipment including computer systems. The Company's capital expenditures (including acquisitions) were $15.9 million, $10.2 million, and $8.2 million for the three fiscal years ended March 31, 1998, 1997 and 1996, respectively. The increase in expenditures for fiscal year 1998 relate principally to the Company continuing to replace existing computer equipment. The Company estimates that for fiscal year 1999, capital expenditures will be similar to historic levels.

During the year, the Company repaid all of its borrowings under its two existing credit facilities. At March 31, 1998, the Company had $180 million in unused line of credit. In addition, the Company repurchased 163 thousand shares of its common stock for a $5.3 million use of cash and generated $4.5 million from the exercise of stock options and issuance of common stock related to its Employee Stock Purchase Plan.

Debt Service. Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260.0 million borrowed under the Term Loan Facility, in which the facility is divided into tranches, of which each tranche has a different term and repayment schedule, the Company will be required to make scheduled principal payments of the $50.0 million of tranche A term loan thereunder over its six-year term, with substantial amortization of the $70.0 million of tranche B term loan, $70.0 million of tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4%. Total interest expense is expected to be $51.0 million in fiscal 1999. The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries and (b) 50% of the Company's excess cash flow (as to be defined) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished. The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the Closing of the Merger was $70.0 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company and replaces the Company's previously outstanding credit facilities totaling $180.0 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, and restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Credit Facility (other than the $50 million tranche A term loan) have negative covenants which are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's businesses.

New Pronouncements

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. This Standard is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. This Standard is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's historical financial data.

In October, 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of April 1, 1998 and does not expect adoption to have a material impact on the Company's financial results.

Year 2000

The Company has commenced a review of its computer systems and products in order to assess its exposure to Year 2000 issues. The Company is currently in the process of determining the full scope, related costs and action plan to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. However, there can be no assurance that Year 2000 costs and expenses will not have a material adverse effect on the Company. In addition, the Company does not currently have complete information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially adversely affected. Finally, there can be no assurance that the Company's existing or installed base of products are Year 2000 compliant, or that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, non-compliant software or other products. Any such product non-compliance may expose the Company to claims from its customers and others, and could impair market acceptance of the Company's products and services, increase service warranty costs, or result in payment of damages, which in turn could materially affect the Company.

APPENDIX C

                             DYNATECH CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS                               54

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1997     55

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   MARCH 31, 1998, 1997 AND 1996                                57

  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY               58

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   MARCH 31, 1998, 1997 AND 1996                                59

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          60

Report of Independent Accountants

To the Board of Directors and Shareholders of Dynatech Corporation:

We have audited the accompanying consolidated balance sheets of Dynatech Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedule of valuation and qualifying accounts for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynatech Corporation as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
April 28, 1998, except as to the information in the "Subsequent Event" Note for which the date is May 21, 1998.

Dynatech Corporation
Consolidated Balance Sheets

ASSETS
(Amounts in thousands except share data)

                                                                             March 31,
                                                                          1998       1997
------------------------------------------------                        --------   --------
Current assets:
   Cash and cash equivalents                                            $ 64,904   $ 39,782
   Accounts receivable
     (net of allowance of $1,764 and $1,872,
      respectively)                                                       69,988     70,930
   Inventories:
      Raw materials                                                       24,263     19,423
      Work in process                                                     11,769     11,376
      Finished goods                                                      12,850      9,326
                                                                         -------    -------
         Total inventory                                                  48,882     40,125

   Other current assets                                                   16,823     11,074
                                                                         -------    -------
      Total current assets                                               200,597    161,911

Property and equipment:
   Land, building and leasehold improvements                               4,904      4,141
   Machinery and equipment                                                51,220     47,020
   Furniture and fixtures                                                 12,351      9,940
                                                                         -------    -------
                                                                          68,475     61,101
   Less accumulated depreciation and amortization                        (42,110)   (37,268)
                                                                         -------    -------
                                                                          26,365     23,833
Other assets:
   Intangible assets, net                                                 39,595     43,813
   Other                                                                  21,573     19,453
                                                                         -------    -------
                                                                        $288,130   $249,010
                                                                         =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

Dynatech Corporation
Consolidated Balance Sheets

Liabilities and Shareholders' Equity
(Amounts in thousands except share data)



                                                                             March 31,
                                                                          1998       1997
------------------------------------------------------                  --------   --------
Current liabilities:
   Notes payable and current portion of long-term debt                  $    150   $    201
   Accounts payable                                                       22,933     16,900
   Accrued expenses:
      Compensation and benefits                                           21,750     23,912
      Taxes, other than income taxes                                       2,071      1,850
      Deferred revenue                                                    13,868      8,876
      Other                                                               16,082     19,948
   Accrued income taxes                                                    5,196        657
   Net liabilities of discontinued operations                                756      9,173
                                                                        --------   --------
      Total current liabilities                                           82,806     81,517

Long-term debt                                                                83      5,226
Deferred compensation                                                      3,122      1,581

Commitments and contingencies

Shareholders' equity:
   Serial preference stock, par value $1 per share;
     Authorized 100,000 shares; none issued
   Common stock, par value $0.20 per share;
     Authorized 50,000,000 shares; issued 18,605,689                       3,721      3,721
   Additional paid-in capital                                              7,647      9,887
   Retained earnings                                                     237,282    195,506
   Cumulative translation adjustments                                     (1,600)    (1,247)
   Treasury stock, at cost; 1,741,265 and 1,812,287
     Shares, respectively                                                (44,931)   (47,181)
                                                                        --------   --------
      Total shareholders' equity                                         202,119    160,686
                                                                        --------   --------
                                                                        $288,130   $249,010
                                                                        ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

Dynatech Corporation
Consolidated Statements of Operations
(Amounts in thousands except per share data)

                                                                        Years Ended March 31,
                                                                     1998       1997       1996
-----------------------------------------------------               -------    -------    -------
Sales                                                              $472,948   $362,412   $293,042
Cost of sales                                                       205,522    137,254    111,436
                                                                   --------   --------   --------
Gross profit                                                        267,426    225,158    181,606

Selling, general and administrative expense                         138,310    114,479     98,487
Product development expense                                          54,995     43,267     36,456
Nonrecurring charges                                                    ---     27,776     16,852
Amortization of intangibles                                           5,835      6,793      5,136
                                                                   --------   --------   --------
   Operating income                                                  68,286     32,843     24,675

Interest expense                                                     (1,221)      (828)    (1,723)
Interest income                                                       3,012      2,785      2,181
Other income, net                                                       730        634        975
                                                                   --------   --------   --------
Income from continuing operations before income taxes                70,807     35,434     26,108

Provision for income taxes                                           29,031     17,585     10,394
                                                                   --------   --------   --------
Income from continuing operations                                    41,776     17,849     15,714
Discontinued operations:
   Gain on sale of businesses net of income tax
     Provision of $22,692                                               ---     12,000        ---
   Operating loss, net of income tax
  benefit of $(1,009) in 1996                                           ---        ---     (1,471)
                                                                   --------   --------   --------
Net income                                                         $ 41,776   $ 29,849   $ 14,243
                                                                   ========   ========   ========
Income (loss) per common share - basic:
   Continuing operations                                           $   2.49   $   1.04   $   0.87
   Discontinued operations                                              ---       0.70      (0.08)
                                                                   --------   --------   --------
                                                                   $   2.49   $   1.74   $   0.79
                                                                   ========   ========   ========
Income (loss) per common share - diluted:
   Continuing operations                                           $   2.40   $   0.99   $   0.86
   Discontinued operations                                              ---       0.67      (0.08)
                                                                   --------   --------   --------
                                                                   $   2.40   $   1.66   $   0.78
                                                                   ========   ========   ========

Weighted average number of common shares
   Basic                                                             16,795     17,200     17,969
   Diluted                                                           17,434     18,028     18,315


The accompanying notes are an integral part of the consolidated financial statements.

Dynatech Corporation
Consolidated Statements of Shareholders' Equity

(Amounts in thousands)




                                   Number of Shares               Additional                Cumulative               Total
                                  Common   Treasury      Common      Paid-In    Retained   Translation  Treasury     Shareholders'
                                   Stock      Stock       Stock      Capital    Earnings   Adjustments    Stock      Equity
-----------------------          --------   --------    --------    --------    --------    --------    --------    --------
Balance, March 31, 1995            18,605     (1,033)   $  3,721    $  7,432    $151,414    $  2,659    $(10,906)   $154,320

Net income - 1996                                                                 14,243                              14,243
Purchases of treasury
  stock                                         (800)                                                    (19,367)    (19,367)
Translation adjustments                                                                       (2,317)                 (2,317)
Exercise of stock
  options and other
  issuances                                      812                   3,688                               9,170      12,858
Tax benefit from
  exercise of stock                                                                                                      982
  options                                                                982
                                 --------   --------    --------    --------    --------    --------    --------    --------
Balance, March 31, 1996            18,605     (1,021)      3,721      12,102     165,657         342     (21,103)    160,719

Net income - 1997                                                                 29,849                              29,849
Purchases of treasury
  stock                                       (1,021)                                                    (32,695)    (32,695)
Translation adjustments                                                                       (1,589)                 (1,589)
Exercise of stock
  options and other
  issuances                                      230                  (3,533)                              6,617       3,084
Tax benefit from
  exercise of stock
  options                                                              1,318                                           1,318
                                 --------   --------    --------    --------    --------    --------    --------    --------
Balance, March 31, 1997            18,605     (1,812)      3,721       9,887     195,506      (1,247)    (47,181)    160,686
                                 ========   ========    ========    ========    ========    ========    ========    ========
Net income - 1998                                                                 41,776                              41,776
Purchases of treasury
  stock                                         (163)                                                     (5,330)     (5,330)
Translation adjustments                                                                         (353)                   (353)
Exercise of stock
  options and other
  issuances                                      234                  (2,919)                              7,580       4,661
Tax benefit from
  exercise of stock
  options                                                                679                                             679
                                 --------   --------    --------    --------    --------    --------    --------    --------
Balance, March 31, 1998            18,605     (1,741)   $  3,721    $  7,647    $237,282    $ (1,600)   $(44,931)   $202,119
                                 ========   ========    ========    ========    ========    ========    ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

Dynatech Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                                Years Ended March 31,
                                                                                             1998       1997       1996
----------------------------------------------------------                                 --------   --------   --------
Operating activities:
   Net income from operations                                                              $ 41,776   $ 29,849   $ 15,714
   Adjustment for noncash items included in net income:
      Gain on discontinued operations                                                           ---    (12,000)       ---
      Depreciation                                                                           12,066      9,280      8,279
      Amortization of intangibles                                                             5,835      6,793      5,136
      Purchased incomplete technology                                                           ---     20,627     16,852
      Intangibles writeoff                                                                      ---      7,149        ---
      Change in net deferred income tax asset                                                (5,575)    (7,617)    (5,173)
      Other                                                                                     580        797        457
   Changes in operating assets and liabilities, net of effects
     Of purchase acquisitions and divestitures                                                4,380      4,926    (19,556)
                                                                                           --------   --------   --------
   Net cash provided by continuing operations                                                59,062     59,804     21,709
   Net cash provided by (used in) discontinued operations                                   (13,717)   (52,313)       699
                                                                                           --------   --------   --------
   Net cash flows provided by operating activities                                           45,345      7,491     22,408
Investing activities:
   Purchases of property and equipment                                                      (15,879)   (10,176)    (8,198)
   Disposals of property and equipment                                                          219        214        308
   Proceeds from sales of businesses                                                            ---     96,682     48,901
   Businesses acquired in purchase transactions,
     Net of cash acquired                                                                       ---    (68,930)   (17,143)
   Other                                                                                        144        290      5,597
                                                                                           --------   --------   --------
   Net cash flows provided by (used in) continuing operations                               (15,516)    18,080     29,465
   Net cash flows provided by (used in) discontinued operations                                 507       (951)    (5,487)
                                                                                           --------   --------   --------
   Net cash flows provided by (used in) investing activities                                (15,009)    17,129     23,978
Financing activities:
   Net borrowings (repayment) of debt                                                        (5,195)     2,522     (9,400)
   Proceeds from issuance of common stock                                                     4,513      1,693        952
   Purchases of treasury stock                                                               (5,330)   (32,695)   (19,367)
                                                                                           --------   --------   --------
   Net cash flows used in financing activities                                               (6,012)   (28,480)   (27,815)
Effect of exchange rate on cash                                                                 798     (2,452)      (272)
Increase (decrease) in cash and cash equivalents                                             25,122     (6,312)    18,299
Cash and cash equivalents at beginning of year                                               39,782     46,094     27,795
                                                                                           --------   --------   --------
Cash and cash equivalents at end of year                                                   $ 64,904   $ 39,782   $ 46,094
                                                                                           ========   ========   ========
Change in operating asset and liability components:
   Decrease (increase) in trade accounts receivable                                        $    994   $(15,833)  $(10,287)
   Decrease (increase) in inventories                                                        (8,739)       450     (2,007)
   Increase in other current assets                                                          (2,431)    (3,341)      (297)
   Increase (decrease) in accounts payable                                                    6,009      2,059       (402)
   Increase (decrease) in accrued expenses and taxes                                          8,547     21,591     (6,563)
                                                                                           --------   --------   --------
   Change in operating assets and liabilities                                              $  4,380   $  4,926   $(19,556)
                                                                                           ========   ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                             $    934   $    889   $  1,739
      Income taxes                                                                           24,307     42,340     13,798
   Tax benefit of disqualifying dispositions of stock options                                   679      1,318        982
   Noncash proceeds from sale of businesses:
      Promissory notes                                                                          ---      7,200        ---
      Preferred stock                                                                           ---      6,300        ---


The accompanying notes are an integral part of the consolidated financial statements.

Dynatech Corporation
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Business Dynatech is a global communications equipment company focused on network technology solutions. Its products address communications test, industrial computing and communications, and visual communications applications.

Subsequent/Merger Recapitalization On May 21, 1998, the Company completed its management-led merger with Clayton, Dubilier & Rice, Inc. ("CDR") ("the Merger"). The Merger and related transactions were treated as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions.

Principles of Consolidation The consolidated financial statements include the accounts of the parent company and its wholly owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, nonrecurring charges, and the carrying values of discontinued operations. Actual results could differ from those estimates.

Interest Rate Swap Agreements The Company may, from time to time, enter into interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve exchanges of fixed or floating rate interest payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. The Company did not enter into any interest swap agreements during fiscal 1998, 1997 or 1996.

Cash Equivalents Cash equivalents represent highly liquid debt instruments with a maturity of three months or less at the time of purchase. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of short-term deposits in Europe with major banks, with investment levels and debt ratings set to limit exposure from any one institution.

Inventories Inventories are carried and charged to revenue at standard costs, which is updated regularly and which approximates the lower of cost (first-in, first-out or average) or market.

Property and Equipment Property and equipment are carried at cost and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized in the Statement of Operations.

Depreciation and Amortization For financial reporting purposes, depreciation of machinery, equipment, and fixtures is computed on the straight-line method over estimated useful lives of two to ten years. Leasehold improvements are amortized over the lesser of the lives of the leases or estimated useful lives of the improvements.

Intangible Assets Intangible assets acquired primarily from business acquisitions are summarized as follows:

Amounts in thousands                                                   1998     1997
----------------------------------------                              -------  -------
Product technology                                                    $17,042  $17,042
Excess of cost over net assets required                                32,478   30,861
Other intangible assets                                                13,307   13,307
                                                                      -------  -------
                                                                       62,827   61,210
Less accumulated amortization                                          23,232   17,397
                                                                      -------  -------
   Total                                                              $39,595  $43,813
                                                                      =======  =======

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

Product technology and other intangible assets are amortized on a straight-line basis primarily over two to ten years, but in no event longer than their expected useful lives. Amortization expense related to product technology was $3.1 million in fiscal 1998, $3.1 million in fiscal 1997, and $1.9 million in fiscal 1996, and was excluded from cost of sales. Excess of cost over fair market value of net assets is being amortized on a straight-line basis primarily over 15 years.

Foreign Currency Translation The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

Treasury Stock The Company delivers treasury shares upon the exercise of stock options and issuance of shares for the Company's Employee Stock Purchase Plan and the difference between the cost of the treasury shares, on a last-in, first-out basis, and the exercise price of the option is reflected in additional paid-in capital. Repurchase of treasury stock is accounted for by using the cost method of accounting.

Revenue Recognition Sales of products and services are recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the balance sheet.

Research and Development Costs relating to research and development are expensed as incurred. Internal software development costs that qualify for capitalization are not material.

Warranty Costs The Company generally warrants its products for one year after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

Income Taxes The Company provides for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Pronouncements During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.


                                                                                    Years Ended March 31,
                                                                                   1998     1997     1996
                                                                                  ------   ------   ------
Basic:
   Common stock outstanding beginning of year                                     16,803   17,594   17,577
   Weighted average treasury stock issued during the period                          134      144      461
   Weighted average treasury stock repurchased                                      (142)    (538)     (69)
                                                                                  ------   ------   ------
   Weighted average common stock outstanding end of year                          16,795   17,200   17,969
                                                                                  ======   ======   ======

Diluted:
   Common stock outstanding beginning of year                                     16,803   17,594   17,577
   Weighted average treasury stock issued during the period                          134      144      461
   Weighted average common stock equivalents                                         639      828      346
   Weighted average treasury stock repurchased                                      (142)    (538)     (69)
                                                                                  ------   ------   ------
   Weighted average common stock outstanding end of year                          17,434   18,028   18,315
                                                                                  ======   ======   ======

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. This Standard is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. This Standard is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's historical financial data.

In October, 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the guidelines of SOP 97-2 as of April 1, 1998 and does not expect adoption to have a material impact on the Company's financial results.

Discontinued Operations

A formal plan to discontinue noncore businesses was approved by the Board of Directors on February 7, 1996. In fiscal 1997, the Company essentially completed its disposition of the noncore businesses. Proceeds from these sales in fiscal 1997 and 1996 were $96.7 million in cash, $7.2 million in long-term promissory notes, and Class A Preferred Stock of CMSI Holdings Corporation with an aggregate liquidation preference of $6.3 million, and $48.9 million in cash, respectively, which resulted in an aftertax gain of $12 million or $0.67 per share on a diluted basis.

In connection with the sale of one of its subsidiaries, the Company agreed to guarantee the purchaser's payment obligations under a credit facility obtained by the purchaser. The guaranteed portion of the principal amount of this facility is $3 million for a period of seven years from the closing date of March 1997 and is to be used to fund the purchaser's capital expenditures.

Summary operating results of noncore businesses prior to the formal plan to discontinue operations are as follows:

Amounts in thousands                                       1996
--------------------------------------------------------------------------------
Sales                                                  $182,040

Gross margin                                    79,571
Income (loss) before taxes                      (3,460)
Net income (loss)                              $(1,471)

In connection with the disposition of these subsidiaries, the Company had net liabilities of $756 thousand and $9.2 million at March 31, 1998 and 1997, respectively. Included in these amounts are liabilities related to severance, legal, lease runout, taxes and warranty accruals, most of which were paid in fiscal 1998, offset by noncash investments.

Long-Term Debt

Long-term debt is summarized below:

Amounts in thousands                               1998       1997
-------------------------------------------      --------   --------

Revolving credit and term bank loan              $  ---     $5,000
Capital lease obligations                           233        427
                                                 --------   --------
   Total debt                                       233      5,427
      Less current portion                          150        201
                                                 --------   --------
   Long-term debt                                $   83     $5,226
                                                 ========   ========


In 1997, the Company had an unsecured $70 million revolving credit and term bank loan agreement ("Old Agreement") with several commercial banks which allowed for borrowings in various currencies and provided for interest to be payable at the Eurocurrency rate, or base or money market rate quoted by the lender, depending upon the currencies borrowed and the form of borrowing. Under the terms of the Old Agreement, the principal borrowings would have converted to a term loan payable in eight equal quarterly installments beginning September 30, 1998.

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

The terms of both the Old and New Agreement require, among other things, specific levels of current ratio, fixed- charge coverage ratio, and minimum tangible net worth. The Company was in compliance with all covenants at March 31, 1998.

After the Merger. After completion of the Merger and related financings, the Company had $575.2 million of indebtedness, primarily consisting of $275 million principal amount of the Senior Subordinated Notes, $260 million in term loan borrowings under the Term Loan Facility and $40.0 million in revolving credit borrowings under the new Revolving Credit Facility. On May 21, 1998, the Company terminated it Old and New Agreements.

Debt Service. Principal and interest payments under the new Senior Secured Credit Facilities and interest payments on the Senior Subordinated Notes will represent significant liquidity requirements for the Company. It is expected that with respect to the $260.0 million borrowed under the Term Loan Facility, in which the facility is divided into tranches, of which each tranche has a different term and repayment schedule, the Company will be required to make scheduled principal payments of the $50.0 million of tranche A term loan thereunder over its six-year term, with substantial amortization of the $70.0 million of tranche B term loan, $70.0 million of tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4%. Total interest expense is expected to be $51.0 million in fiscal 1999. The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries and (b) 50% of the Company's excess cash flow (as to be defined) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished. The loans under the Senior Secured Credit Facilities bear interest at floating rates based upon the interest rate option elected by the Company. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the closing of the Merger was $70.0 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company and replaces the Company's previously outstanding credit facilities totaling $180.0 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Income Taxes

The components of income (loss) from continuing operations before taxes are as follows:


Amounts in thousands                                         1998        1997        1996
--------------------------------------                     ---------   ---------   ---------
Domestic                                                   $69,772     $38,486     $26,657
Foreign                                                      1,035      (3,052)       (549)
                                                           ---------   ---------   ---------
   Total                                                   $70,807     $35,434     $26,108
                                                           =========   =========   =========

The components of the provision (benefit) for income taxes from continuing operations are as follows:


Amounts in thousands                                         1998        1997        1996
--------------------------------------                     ---------   ---------   ---------
Provision for income taxes:
   United States                                           $22,810     $11,729     $ 9,092
   Foreign                                                     327         234        (428)
   State                                                     5,894       5,622       1,730
                                                           ---------   ---------   ---------
      Total                                                $29,031     $17,585     $10,394
                                                           =========   =========   =========

Components of income tax provision:

Current:
   Federal                                                 $21,248     $19,297     $15,247
   Foreign                                                    (978)        234        (423)
   State                                                     6,123       5,671       3,072
                                                           ---------   ---------   ----------
      Total Current                                         26,393      25,202      17,896
                                                           ---------   ---------    --------
Deferred:
   Federal                                                   1,562      (7,568)     (6,155)
   Foreign                                                   1,305         ---          (5)
   State                                                      (229)        (49)     (1,342)
                                                           ---------   ---------   ----------
   Total deferred                                            2,638      (7,617)     (7,502)
                                                           ---------   ---------   ----------
   Total                                                   $29,031     $17,585     $10,394
                                                           =========   =========   ==========

Reconciliations between U.S. federal statutory rate and the effective tax rate of continuing operations follow:

                                                                             1998   1997   1996
----------------------------------------------------                         ----   ----   ----
Tax at U.S. federal statutory rate                                           35.0%  35.0%  35.0%

Increases (reductions) to statutory tax rate resulting from:
   Foreign income subject to tax at a rate different
     than U.S. rate                                                           ---    0.6   (0.5)


   State income taxes, net of federal income tax
     benefit                                                                  5.1    3.8    4.3
   Research and development tax credit                                       (1.3)  (0.7)  (0.7)
   Nondeductible amortization                                                 1.2    1.1    1.9
   Other                                                                      1.0    0.7   (0.2)
                                                                             -----  -----  -----
      Effective tax rate before certain charges                              41.0%  40.5%  39.8%
   Nondeductible purchased research and development                           ---    8.2     ---
   Nondeductible writeoff of intangibles                                      ---    0.9     ---
                                                                             -----  -----  -----
      Total effective tax rate on continuing operations                      41.0%  49.6%  39.8%
                                                                             -----  -----  -----

The principal components of the deferred tax assets and liabilities follow:

Amounts in thousands                                                        1998      1997
-------------------------------------------------------                   -------   -------
Deferred tax assets:
   Net operating loss carryforwards                                       $ 4,608   $ 3,291
   Vacation benefits                                                        1,556       792
   Bad debt allowance                                                         ---       364
   Inventory capitalization                                                   403       363
   Depreciation and amortization                                           16,343    16,767
   Other deferred assets                                                    8,976     4,434
                                                                          -------   -------
                                                                           31,886    26,011
Valuation allowance                                                        (4,608)   (3,291)
                                                                          -------   -------
                                                                           27,278    22,720
Deferred tax liabilities:
   Depreciation and amortization                                              431     1,025
   Other deferred liabilities                                               1,068     1,491
                                                                          -------   -------
                                                                            1,499     2,516
                                                                          -------   -------
Net deferred tax assets                                                   $25,779   $20,204
                                                                          =======   =======

Deferred income taxes are included in the following balance sheet accounts:

Amounts in thousands                                                       1998      1997
-------------------------------------------------------                   -------   -------
Other current assets                                                      $ 8,695   $ 3,846
Other assets                                                               17,084    16,358
                                                                          -------  --------
                                                                          $25,779   $20,204
                                                                          =======  ========

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

Corporate contributions to employee retirement plans were $4.5 million in fiscal 1998, $4.0 million in fiscal 1997, and $3.3 million in 1996.

Stock Compensation and Purchase Plans

On July 30, 1996 the shareholders adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their salary toward semi-annual purchases of the Company's capital stock. The plan commenced October 1, 1996 and each plan period lasts six months beginning on October 1 and April 1 of each year. The purchase price for each share of stock is the lesser of 85% of the market price on the first or last day of the plan period. A total of 600,000 shares are available for purchase under the plan. There were 44,840 shares issued under the plan in October, 1997 and 38,692 shares were reserved for issuance at March 31, 1998. Pursuant to the Merger, the plan has been amended to provide that there will be no new stock purchase periods after March 31, 1998. The Employee Stock Purchase Plan terminated on May 21, 1998.

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


A summary of activity in the Company's option plans is as follows:

                                                         1998                  1997                  1996
                                                     Weighted              Weighted              Weighted
                                                      Average               Average               Average
                                               1998  Exercise        1997  Exercise        1996  Exercise
                                             Shares     Price      Shares     Price      Shares     Price
---------------------------------          --------   -------    --------   -------    --------   -------
Shares under option, beginning of year    1,770,560     $21.87  1,684,580     $15.17  1,296,720     $12.09
Options granted (at an exercise price
 Of $35 to $44 in 1998, $32 to $54 in
 1997, and $15.50 to $20.25 in 1996)        634,800      36.25    607,550      34.51    673,700      20.01

Options exercised                          (148,941)     17.20   (255,690)     11.99   (126,500)     10.26


Options canceled                           (120,700)     24.26   (265,880)     17.82   (159,340)     14.44
                                           --------             ---------             ---------
Shares under option, end of year          2,135,719      26.33  1,770,560      21.87  1,684,580      15.17
                                           ========             =========             =========
Shares exercisable                          512,999     $18.79    300,710     $14.77    261,780     $11.52


Options available for future grants under the plans were 497 thousand, 1.0 million, and 1.4 million at March 31, 1998, 1997, and 1996, respectively.

The fair market value of each option granted during 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 40% in 1998, 39% in 1997 and 1996, risk-free interest rate of 6% in 1998, 6.59% in 1997, and 6.27% in 1996, expected life of 7 years and a dividend yield of 0%. The Weighted Average Fair Value of options granted, net of forfeitures, during the years 1998, 1997, and 1996 was $19.20, $18.68, and $10.68, respectively.

The following table summarizes information about currently outstanding and exercisable stock options at March 31, 1998:

                                                             Weighted
                                               Number of      Average   Weighted
                                                 Options    Remaining    Average
                                             Outstanding  Contractual   Exercise
Range of Exercise Price                       At 3/31/98         Life      Price
 ---------------------------                 -----------  -----------   --------
$9.00 - $15.00                                  437,540        4.62      $11.05
$15.00 - $30.00                                 542,860        7.14       19.08
$30.00 - $54.00                               1,155,319        8.85       35.93
                                             -----------
   Total                                      2,135,719        7.55      $26.33
                                             ===========

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


Amounts in thousands except per share                  1998                    1997                    1996
                                             As           Pro        As           Pro        As           Pro
                                             Reported     Forma      Reported     Forma      Reported     Forma
------------------------                     --------     -------    --------     -------    --------     --------
Net income                                   $41,776      $38,441    $29,849      $27,863    $14,243      $13,464
Net income per share:
   Basic                                     $  2.49      $  2.29    $  1.74      $  1.62    $  0.79      $  0.75
   Diluted                                   $  2.40      $  2.20    $  1.66      $  1.55    $  0.78      $  0.74

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

The Board of Directors of the Company contemporaneously with the execution of the Merger Agreement amended the Rights Agreement so that (i) none of CDR, Fund or MergerCo became an "Acquiring Person" as a result of the consummation of the transactions contemplated by the Merger Agreement, (ii) no "Stock Acquisition Date," "Triggering Event" or "Distribution Date" (as such terms are defined in the Rights Agreement) occurred as a result of the consummation of the transactions contemplated by the Agreement, and (iii) all outstanding Rights issued and outstanding under the Rights Agreement and the Rights Agreement terminated immediately prior to the effective time of the Merger and no shares of Recapitalized Common Stock issued on or after the effective time of the Merger will have any Rights associated with them under the Rights Agreement.

Commitments and Contingencies

The Company has operating leases from continuing operations covering plant, office facilities, and equipment which expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 1999 through 2003 under noncancelable operating leases having an original term of more than one year are $8.9 million, $7.4 million, $5.6 million, $4.9 million, and $4.2 million, respectively. The aggregate obligation subsequent to fiscal 2003 is $6.2 million. Rent expense from continuing operations was approximately $8.1 million, $6.2 million, and $5.7 million in fiscal 1998, 1997, and 1996, respectively.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The Company intends to defend the lawsuit vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Nonrecurring Charges

The components of nonrecurring expenses include the following:

Amounts in thousands                                                1997      1996
--------------------------------------------                      --------  --------
Incomplete technology                                             $20,627   $16,852
Intangible writeoffs                                                7,149       ---
                                                                  --------  --------
   Total                                                          $27,776   $16,852
                                                                  ========  ========

Acquisitions

1997 Acquisitions In March of 1997, the Company acquired the net assets of Advent Design, Inc. ("Advent") for $3.5 million in cash. Advent designs and manufactures high-performance microprocessor-based systems for the computer, medical and communications markets. This acquisition generated $3.4 million of goodwill which is being amortized over 15 years. During fiscal 1998, the Company incurred a $1.6 million increase in goodwill, related to a targeted three-year earnout based on, among other things, a positive operating income.

On December 31, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix") located in Spokane, Washington, for $65.4 million in cash. Approximately $40 million of the purchase price was borrowed pursuant to the terms of the Company's revolving credit and term loan agreement in effect at that time. A significant portion of the borrowed funds was repaid during the fourth quarter of 1997. Itronix is a manufacturer of mobile computing and communications devices, including ruggedized laptop computers, which increase the efficiency of large, mission-critical service groups.

Incident to this acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $20.6 million or ($0.74) per share on a diluted basis. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model, both in 1997 and 1996, under which future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. Acquired complete technology of $8.4 million is being amortized over two to seven years, and goodwill of $17.9 million is being amortized over 15 years.

As a percentage of sales, the gross margin and selling, general and administrative expenses of Itronix are lower than the consolidated financial results of the Company prior to the acquisition. Therefore, the pro forma income statements below reflect a lower gross margin and selling, general and administrative expenses as a percent of consolidated sales. Hence, in order to demonstrate the Company's operating performance versus the previous years, the following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effects. (In thousands except per share data).

                                                   Fiscal Year Ended   Fiscal Year Ended
                                                     March 31, 1997      March 31, 1996
---------------------------------                  -----------------   -----------------
Sales                                                       $426,234            $355,886
Cost of sales                                                183,076             158,602
                                                           ---------           ---------
Gross profit                                                 243,158             197,284

Selling, general & administrative expense
                                                             122,232             105,383
Product development expense                                   48,515              40,913
Nonrecurring charges                                           7,149              16,852
Amortization of intangibles                                    8,853               7,886
                                                           ---------           ---------
Operating income                                              56,409              26,250

Interest expense                                              (3,284)             (4,998)
Interest income                                                2,785               2,181
Other income, net                                                633                 975
                                                           ---------           ---------
Income from continuing operations before income
 taxes                                                        56,543              24,408

Provision for income taxes                                    24,974               9,799


                                                            --------            --------
Income from continuing operations                           $ 31,569            $ 14,609
                                                            ========            ========
Income per share:
   Basic                                                       $1.84               $0.81
   Diluted                                                     $1.74               $0.80
Weighted average shares:
   Basic                                                      17,200              17,969
   Diluted                                                    18,028              18,315


1996 Acquisitions. On February 20, 1996 Dynatech acquired the stock of Synergistic Solutions, Inc. ("SSI"), of Atlanta, Georgia, for approximately $5.5 million. Acquired technology and other intangible assets of approximately $4.3 million are being amortized over four to seven years. The investment in excess of fair market value of assets purchased of $964 thousand is being amortized over 15 years.

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

Incident to this acquisition, the Company purchased the incomplete technology activities of TPI, resulting in a one-time pretax charge in the second quarter of approximately $16.9 million, or ($0.56) per share on a diluted basis. This purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk adjusted cash flow model.

Acquisitions, both in fiscal 1997 and 1996, were recorded using the purchase method of accounting.

Subsequent Events

On June 19, 1998, the Company acquired the stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. Pacific designs and manufactures customer specified avionics and integrated cabin management equipment for the corporate and general aviation market.

On May 21, 1998, the Company completed its management-led recapitalization with Clayton, Dublilier & Rice, Inc. In connection with the Merger, the Company's shareholders received consideration consisting of $47.75 per share in cash and a
0.5 share of recapitalized common stock. In connection with the Merger, the Company entered into a credit agreement with certain lenders providing for the Senior Secured Credit Facilities including a $260 million term loan facility and a $110 million revolving credit facility (the "Revolving Credit Facility"). In connection with the Merger, the Company also completed the offering of $275 million aggregate principal amount of the Senior Subordinated Notes. On May 31, 1998 the Company had a total of $575.2 million of debt which consisted primarily of $275 million principal amount of Senior Subordinated Notes, $260 million in term loan borrowings under the Term Loan Facility and $40 million in revolving credit borrowings under the Revolving Credit Facility.

Debt Service. Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes will represent significant liquidity requirements for the Company. It is expected that with respect to the $260.0 million borrowed under the Term Loan Facility, in which the facility is divided into tranches, of which each tranche has a different term and repayment schedule, the Company will be required to make scheduled principal payments of the $50.0 million of tranche A term loan thereunder over its six-year term, with substantial amortization of the $70.0 million of tranche B term loan, $70.0 million of tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4%. Total interest expense is expected to be $51.0 million in fiscal 1999. The Senior Secured Credit Agreement are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries and (b) 50% of the Company's excess cash flow (as to be defined) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished. The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the closing of the Merger was $70.0 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company and replaced the Company's previously outstanding credit facilities totaling $180.0 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, and restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Credit Facility (other than the $50 million tranche A term loan) have negative covenants which are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's businesses.

Shares of Recapitalized Common Stock trade only in the over-the-counter market. Although prices in respect of trades may be published by the National Association of Securities Dealers, Inc. on its electronic bulletin board, "pink sheets," quotes for such shares may not be as readily available; accordingly, it is anticipated that the Recapitalized Common Stock will trade much less frequently than the Common Stock traded prior to the Merger, which may have a material adverse effect on the market value of shares of Recapitalized Common Stock. In addition, (depending upon certain factors) the shares of Recapitalized Common Stock may no longer constitute "margin securities" for the purposes of the margin regulations of the Federal Reserve Board and therefore could no longer be used as collateral for loans made by brokers.

The Company is obligated by the Merger Agreement to continue to be a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and to continue to file periodic reports (including annual and quarterly reports) for at least five years after the Merger, unless fewer than 100 record holders of shares of Recapitalized Common Stock are non-affiliates of the Surviving Corporation or except as otherwise provided in the Merger Agreement. After the fifth anniversary of the effective time of the Merger, the Company may deregister the Recapitalized Common Stock under the Exchange Act if permitted by applicable law. If the Company were to cease to be a reporting company under the Exchange Act and to the extent not required in connection with any other debt or equity securities of the Company registered or required to be registered under the Exchange Act, the information now available to stockholders of the Company in the annual, quarterly and other reports required to be filed by the Company with the

Securities and Exchange Commission would not be available to them as a matter of right.

The following unaudited pro forma condensed consolidated balance sheet of the Company has been prepared to give effect to the Merger and related transactions as a recapitalization for financial reporting purposes.

Dynatech Corporation
Pro Forma Balance Sheet
(Unaudited)

                                                                                                               March 31,
                                                                                                                 1998
------------------------------------------------                                                               --------
Current assets:
   Cash and cash equivalents                                                                                   $ 43,619
   Accounts receivable                                                                                           69,988
   Inventories:
      Raw materials                                                                                              24,263
      Work in process                                                                                            11,769
      Finished goods                                                                                             12,850
                                                                                                               --------
         Total inventory                                                                                         48,882

   Other current assets                                                                                          16,823
                                                                                                               --------
      Total current assets                                                                                      179,312

Property and equipment:
   Land, building and leasehold improvements                                                                      4,904
   Machinery and equipment                                                                                       51,220
   Furniture and fixtures                                                                                        12,351
                                                                                                               --------
                                                                                                                 68,475
   Less accumulated depreciation and amortization                                                               (42,110)
                                                                                                               --------
                                                                                                                 26,365
Other assets:
   Intangible assets, net                                                                                        39,595
   Other                                                                                                         63,508
                                                                                                               --------
                                                                                                               $308,780
                                                                                                               ========

Current liabilities:
   Notes payable and current portion of long-term debt                                                        $     150
   Accounts payable                                                                                              22,933
   Accrued expenses:
      Compensation and benefits                                                                                  21,750
      Taxes, other than income taxes                                                                              2,071
      Deferred revenue                                                                                           13,868
      Other                                                                                                      16,082
   Accrued income taxes                                                                                           5,196
   Net liabilities of discontinued operations                                                                       756
                                                                                                               --------
      Total current liabilities                                                                                  82,806

Long-term debt                                                                                                  567,983
Deferred compensation                                                                                             3,122

Commitments and contingencies

Shareholders' equity:
   Recapitalized common stock, including additional
     paid-in capital                                                                                            304,092
   Retained earnings                                                                                           (647,623)
   Cumulative translation adjustments                                                                            (1,600)
                                                                                                               --------
      Total shareholders' equity                                                                               (345,131)
                                                                                                               --------
                                                                                                              $ 308,780
                                                                                                               ========

The pro forma balance sheet reflects:

(i) The issuance of 111,590,528 shares of Recapitalized Common Stock in exchange for MergerCo Common Stock, net of related issuance costs of $13,800; MergerCo is a nonsubstantive transitory merger vehicle (which was merged into the Company at the effective time) and its only tangible assets were $277,000 of cash and 40,804 shares of Common Stock from the issuance of its common stock.

(ii) The issuance of Senior Secured Credit Facilities, Senior Subordinated Notes and borrowings under the Revolving Credit Facility.

(iii) Deferred issuance costs incurred in connection with the issuance of Senior Secured Credit Facilities, Senior Subordinated Notes and the Revolving Credit Facility of which $2,500 was prepaid by the Company at December 31, 1997.

(iv) The net cash paid in connection with the settlement of certain stock options in an amount equal to the excess of $49.00 over the exercise price per share of Common Stock subject so such settled options, and the related tax benefit.

(v) The assuming of approximately 1,100,000 Company Stock Options by the Company held by Management Stockholders converted into equivalent options to purchase shares of Recapitalized Common Stock (the exercise prices of which preserve the economic value of their current Company Stock Options), most of which will be fully vested and exercisable. Of the 1,100,000 Company Stock Options, approximately 820,618 Company Stock Options, have revisions to the original terms, which resulted in a new measurement date for the Company Stock Options and a non-cash charge of $10.7 million (net of related tax benefit).

(vi) The conversion of 16,818,945 shares of Common Stock (excluding shares held by MergerCo and held in treasury assumed to be cancelled) into the right to receive $47.75 per share in cash and the 0.5 shares of Recapitalized Common Stock per share of Common Stock (totaling 8,409,473 shares of the Recapitalized Common Stock).

Also, see Notes Summary of Significant Accounting Policies, Stock Compensation and Purchase Plans, and Shareholder Rights Plan for other matters relating to the Merger.

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

Net income in fiscal 1998, 1997, and 1996 included currency gains (losses) of approximately $12,600, $99,300, and $(90,300), respectively.

Information by geographic areas for the years ended March 31, 1998, 1997, and 1996 is summarized below:



                                                                                   Outside U.S.
                                                                     United        (principally
Amounts in thousands                                                 States           Europe)     Combined
------------------------------------------                           -----------     ----------    -------
Sales to unaffiliated customers
   1998                                                                 $451,360*       $21,588   $472,948
   1997                                                                  340,603*        21,809    362,412
   1996                                                                  268,830*        24,212    293,042
Income (loss) before taxes from continuing operations
   1998                                                                 $ 69,772        $ 1,035   $ 70,807
   1997                                                                   38,486         (3,052)    35,434
   1996                                                                   26,657           (549)    26,108
Identifiable assets at
   March 31, 1998                                                       $250,382        $37,748   $288,130
   March 31, 1997                                                        215,218         33,792    249,010
   March 31, 1996                                                        186,186         19,003    205,189

* Includes export sales of $54,552, $48,959, and $35,844 in 1998, 1997 and
 1996, respectively.

        Summary of Operations by Quarter (Unaudited)
        (Amounts in thousands except per share data)

                                                            1998
                                       First     Second    Third     Fourth     Year
----------------------------          -------   -------   -------   -------   -------
Sales                                 $104,320  $115,856  $133,138  $119,634  $472,948
Gross profit                            61,683    65,044    74,873    65,826   267,426
Net income (loss)                        8,982    10,512    12,735     9,549    41,776
Income (loss) per common share
   Basic                              $   0.54  $   0.63  $   0.76  $   0.57  $   2.49
   Diluted                                0.52      0.60      0.73      0.55      2.40
Market Share Price(a) - High          $  41.88  $  41.94  $  47.31  $  48.50
                      - Low              29.00     34.38     34.00     46.19


                                                             1997
                                       First    Second      Third        Fourth       Year
----------------------------          -------  -------    --------     --------    ---------
Sales                                 $81,122  $85,725    $92,007      $103,558     $362,412
Gross profit                           50,874   54,463     58,485        61,336      225,158
Income (loss) from
   Continuing operations                8,412    9,277     (2,896)(b)     3,056(c)    17,849
Net income (loss)                       8,412    9,277     (2,896)       15,056(d)    29,849
Income (loss) per share continuing
 operations:
   Basic                              $  0.48  $  0.54    $ (0.16)     $   0.18     $   1.04
   Diluted                               0.46     0.52      (0.16)         0.17         0.99
Net income (loss) per share:
   Basic                              $  0.48  $  0.54    $ (0.16)     $   0.88     $   1.74
   Diluted                               0.46     0.52      (0.16)         0.84         1.66
Market Share Price(a) - High          $ 35.00  $ 46.88    $ 58.00      $  54.50
                      - Low             23.00    30.75      40.50         28.00


(a) From January 28, 1997 to May 21, 1998, shares of Common Stock of the Company were traded on the New York Stock Exchange. Prior to January 28, 1997, shares of Common Stock of the Company were traded on the Nasdaq - National Market. No cash dividends were paid on shares of Common Stock of the Company.

(b) Includes charge for purchased incomplete technology of $20.6 million or ($0.74) per share on a diluted basis in 1997.

(c) Includes a charge of $7.1 million or ($0.36) per share on a diluted basis relating to the writeoff of certain intangible assets.

(d) Includes gain on discontinued operations of $12 million or $0.67 per share on a diluted basis.

SCHEDULE II

                             Dynatech Corporation
                       Valuation and Qualifying Accounts
                              For the years ended
                         March 31, 1998, 1997 and 1996



Reserve for Doubtful Accounts (in thousands)

Balance, March 31, 1995                               5,077 (a)
         Additions charged to income                    356
         Write-off of uncollectible accounts, net      (494)
         Allowances reclassified, related to
           discontinued operations                   (3,982)
                                                     -------

Balance, March 31, 1996                                 957
         Additions charged to income                    646
         Write-off of uncollectible accounts, net      (359)
         Allowances reclassified                        628
                                                     -------

Balance, March 31, 1997                               1,872
         Additions charged to income                    425
         Write-off of uncollectible accounts, net      (533)
                                                     -------

Balance, March 31, 1998                               1,764


(a) Prior year balances have not been restated to reflect elimination of discontinued operations.

                                  EXHIBIT INDEX

Exhibit No.

    2(1) Agreement and Plan of Merger, dated as of December 20, 1997 by and between MergerCo and Registrant (included as Appendix A to the Proxy Statement/Prospectus filed as part of this Registration Statement).

  3.1      Amended and Restated Articles of Organization of Registrant.

  3.2(1)   By-Laws of Registrant.

 10.1(1)   Form of Amended and Restated Employment Agreement with John F. Reno.*

 10.2(1)   Form of Amended and Restated Employment Agreement with Allan M.
           Kline.*

 10.3(1)   Form of Amended and Restated Employment Agreement with John R.
           Peeler.*

 10.4(1)   Form of Letter Agreement with John A. Mixon and Certain Other
           Officers.*

 10.5(1)   Form of Management Equity Agreement with Mr. Reno.*

 10.6(1)   Form of Management Equity Agreement with Messrs. Kline and Peeler.*

 10.7(1) Form of Management Equity Agreement with Mr. Mixon and Certain Other Officers.*

 10.8(1)   Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement.*

 10.9(2)   1992 Stock Option Plan.

10.10(3)   1994 Stock Option and Incentive Plan, as amended.

21(1)      Schedule of Subsidiaries of Registrant.

23         Consent of Coopers & Lybrand L.L.P.

27.1       Financial Data Schedule for Fiscal Year Ended March 31, 1998.

27.2       Financial Data Schedule for Quarter Ended September 30, 1997
           Restated.

27.3       Financial Data Schedule for Quarter Ended June 30, 1997 Restated.

27.4       Financial Data Schedule for Fiscal Year Ended March 31, 1997
           Restated.

27.5       Financial Data Schedule for Quarter Ended December 31, 1996 Restated.

27.6       Financial Data Schedule for Quarter Ended September 30, 1996
           Restated.

27.7       Financial Data Schedule for Quarter Ended June 30, 1996 Restated.

27.8       Financial Data Schedule for Fiscal year Ended March 31, 1996
           Restated.


* Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

  (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44933).

  (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 1992.

  (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-01639).