Form 10-Q
period 1998-06-30
DYNATECH CORP
filed 1998-08-14
CIK 30841

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                         3 New England Executive Park
                     Burlington, Massachusetts 01803-5087
              (Address of principal executive offices)(Zip code)

      Registrant's telephone number, including area code:  (781) 272-6100



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
At July 15, 1998 there were 120,251,396 shares of common stock of the registrant outstanding.

                        Part I.  Financial Information
                        ------------------------------

                         Item 1.  Financial Statements

                             DYNATECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                                 June 30
                                                          1998          1997
                                                        ---------     ---------
Sales                                                   $ 109,143     $ 104,320
Cost of sales                                              46,154        42,637
                                                        ---------     ---------
Gross profit                                               62,989        61,683

Selling, general & administrative expense                  35,189        31,759
Product development expense                                13,501        13,695
Recapitalization related costs                             43,386           ---
Amortization of intangibles                                 1,440         1,443
                                                        ---------     ---------
Operating income (loss)                                   (30,527)       14,786

Interest expense                                           (6,082)         (352)
Interest income                                               788           492
Gain on sale of subsidiary                                 15,900           ---
Other income                                                   32           170
                                                        ---------     ---------
Income (loss) before income taxes                         (19,889)       15,096

Income tax provision (benefit)                             (7,956)        6,114
                                                        ---------     ---------
Net income (loss)                                       $ (11,933)    $   8,982
                                                        =========     =========
Income (loss) per common share:
   Basic                                                $   (0.19)    $    0.54
   Diluted                                              $   (0.19)    $    0.52
                                                        =========     =========
Weighted average number of common shares:
   Basic                                                   63,464        16,770
   Diluted                                                 63,464        17,343
                                                        =========     =========


See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              June 30       March 31
                                               1998           1998
                                            -----------     ---------
                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $  51,925      $ 64,904
   Accounts receivable, net                      58,789        69,988
   Inventories:
      Raw materials                              26,184        24,263
      Work in process                            11,421        11,769
      Finished goods                             13,518        12,850
                                              ---------      --------
         Total inventory                         51,123        48,882
   Other current assets                          14,988        16,823
                                              ---------      --------
      Total current assets                      176,825       200,597

Property and equipment, net                      25,424        26,365
Intangible assets, net                           56,551        39,595
Other assets                                     56,282        21,573
                                              ---------      --------
                                              $ 315,082      $288,130
                                              =========      ========
LIABILITIES & EQUITY (DEFICIT)
Current Liabilities:
   Current portion of long-term debt          $   9,471      $    150
   Accounts payable                              17,012        22,933
   Accrued expenses:
      Compensation and benefits                  14,842        21,750
      Deferred revenue                           13,232        13,868
      Other accrued expenses                     27,602        24,105
                                              ---------      --------
         Total current liabilities               82,159        82,806

Long-term debt                                  565,285            83
Deferred compensation                             4,884         3,122

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock                                        ---         3,721
Additional paid-in capital                      312,788         7,647
Retained earnings                              (648,319)      237,282
Cumulative other comprehensive loss              (1,715)       (1,600)
Treasury stock                                      ---       (44,931)
                                              ---------      --------
   Total shareholders' equity (deficit)        (337,246)      202,119
                                              ---------      --------
                                              $ 315,082      $288,130
                                              =========      ========

See notes to condensed consolidated financial statements.

                             DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                            1998        1997
                                                          ---------   --------
Operating activities:
   Net income (loss)                                      $ (11,933)  $  8,982
   Adjustments for noncash items included in net
    income:
      Depreciation                                            3,173      2,840
      Amortization of intangibles                             1,440      1,443
      Gain on sale of subsidiary                            (15,900)       ---
      Recapitalization related costs                         14,640        ---
      Other                                                       1         48
   Change in deferred income tax asset                       (5,500)       ---
   Change in operating assets and liabilities                 4,320    (13,133)
                                                          ---------   --------
   Net cash flows provided by (used in) continuing
     operations                                              (9,759)       180
   Net cash flows provided by (used in) discontinued
     operations                                                 403     (9,963)
                                                          ---------   --------
Net cash flows used in operating activities                  (9,356)    (9,783)

Investing activities:
   Purchases of property and equipment                       (2,416)    (4,022)
   Proceeds from disposals of property and equipment            127         18
   Proceeds from sale of business                            20,000        ---
   Business acquired in purchase transaction, net of
    cash acquired                                           (19,615)       ---
   Other                                                     (4,149)        76
                                                          ---------   --------
   Net cash flows used in continuing operations              (6,053)    (3,928)
   Net cash flows provided by discontinued operations           ---        507
                                                          ---------   --------
Net cash flows used in investing activities                  (6,053)    (3,421)

Financing activities:
 Net borrowings of debt                                     573,000     20,000
 Repayment of notes payable                                    (905)       ---
 Repayment of capital lease obligations                         (32)       ---
 Financing fees                                             (41,324)       ---
 Proceeds from issuance of stock                            278,568      1,054
 Purchases of treasury stock and stock outstanding         (806,508)    (5,330)
                                                          ---------   --------
Net cash flows provided by financing activities               2,799     15,724
Effect of exchange rate on cash                                (369)      (199)
                                                          ---------   --------
Increase (decrease) in cash and cash equivalents            (12,979)     2,321
Cash and cash equivalents at beginning of year               64,904     39,782
                                                          ---------   --------
Cash and cash equivalents at end of period                $  51,925   $ 42,103
                                                          =========   ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. MERGER/RECAPITALIZATION

   On May 21, 1998 the Company completed its management-led merger with a company formed at the direction of Clayton, Dubilier & Rice, Inc. ("CDR") (the "Merger"). The Merger and related transactions were treated as a recapitalization (the "Recapitalization") for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not affected by these transactions.

B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1998, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The March 31, 1998 balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K as of March 31, 1998.

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

C. NEW PRONOUNCEMENTS

   The Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company is required to adopt SFAS 131 in the fourth quarter of fiscal 1999 and its adoption is not expected to have a material impact on the Company's disclosures.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

D. COMPREHENSIVE INCOME

   In the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires, among other things, foreign currency translation adjustments which, prior to adoption, were reported separately in stockholders' equity to be included in other comprehensive income.

                                         Three Months Ended
                                  June 30, 1998   June 30, 1997
                                  -------------   -------------
Net income (loss)                    $(11,933)         $8,982
Other comprehensive loss                 (115)           (310)
                                     --------          ------
Comprehensive income (loss)          $(12,048)         $8,672
                                     ========          ======

E. INCOME (LOSS) PER SHARE

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

(In thousands except per share data)                    1998           1997
                                                      --------       --------
Net income (loss)                                     $(11,933)       $ 8,982
                                                      ========        =======
BASIC:

Common stock outstanding, net
  of treasury stock, beginning of period                16,871         16,803
Weighted average common stock and treasury stock
 issued during the period                               54,416             42
Weighted average common stock and treasury stock
  purchased                                             (7,823)           (75)
                                                      --------        -------
Weighted average common stock
  outstanding, net of treasury
  stock, end of period                                  63,464         16,770
                                                      ========        =======
Income (loss) per common share                        $  (0.19)       $  0.54
                                                      ========        =======

DILUTIVE:

Common stock outstanding, net of
  treasury stock, beginning of period                   16,871         16,803
Weighted average common stock and treasury stock
 issued during the period                               54,416             42
Weighted average common stock
  equivalents (a)                                          ---            573
Weighted average common stock and treasury stock
  purchased                                             (7,823)           (75)
                                                      --------        -------
Weighted average common stock
  outstanding, net of treasury stock,
  end of period                                         63,464         17,343
                                                      ========        =======
Income (loss) per common share                        $  (0.19)       $  0.52
                                                      ========        =======

(a) As of June 30, 1998, the Company had options outstanding to purchase 19.5 million shares of common stock that were excluded from the diluted earnings per share computation as the effect of their inclusion would have been antidilutive.

The loss per share and weighted average common shares outstanding for the three months ended June 30, 1998 is based on the Company's recapitalized structure. The income per share for the three months ended June 30, 1997 is based on the Company's capital structure at that time (prior to the Merger).

F. DEBT


   Long-term debt is summarized below:

                                       June 30,  March 31,
                                         1998      1998
                                       --------  ---------
  Notes payable                        $  1,355     $ ---
  Senior Secured Credit Facilities      298,000       ---
  Senior subordinated notes             275,000       ---
  Capitalized leases                        401       233
                                       --------     -----
  Total debt                           $574,756     $ 233
  Less current portion                    9,471       150
                                       --------     -----
  Long-term debt                       $565,285     $  83
                                       ========     =====

   In connection with the Merger, the Company entered into a senior secured credit agreement (the "Senior Secured Credit Agreement") consisting of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility, (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes"). Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million borrowed under the Term Loan Facility, in which the facility is divided into tranches, of which each tranche has a different term and repayment schedule, the Company will be required to make scheduled principal payments of $50 million of tranche A term loan thereunder of its six year term, with substantial amortization of the $70 million of tranche B term loan, $70 million of tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4%. Total interest expense is expected to be approximately $51 million in fiscal 1999. The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries, and (b) 50% of the Company's excess cash flow (as defined) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished. The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. However, the Company has entered into interest rate swaps which will be effective for three years beginning September 30, 1998 to fix the interest rate charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $195 million of the debt outstanding will be subject to an effective average annual fixed interest rate of 5.84% plus an applicable margin. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

   Future financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at June 30, 1998 was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

   Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Secured Credit Facility (other than the $50 million tranche A term loan) have negative covenants which are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

G. OTHER ASSETS

   In connection with the Merger, the Company incurred financing fees which will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. In addition, a deferred tax asset of $5.5 million was generated as a result of modifications to stock options in the recapitalization.

   The detail of Other Assets is as follows:

                             June 30,  March 31,
                               1998      1998
                             --------  ---------
  Deferred financing fees     $27,307   $   ---
  Deferred tax asset           22,552    17,084
  Other assets                  6,423     4,489
                              -------   -------
  Total Other Assets          $56,282   $21,573
                              =======   =======

H.  STOCKHOLDERS' (DEFICIT) EQUITY

  The following is a summary of changes in shareholders' equity (deficit) for the period ended June 30, 1998.


                           Number of Shares             Additional               Cumulative                  Total
                          Common   Treasury   Common     Paid-In     Retained    Translation   Treasury   Shareholders'
                          Stock      Stock    Stock      Capital     Earnings    Adjustments     Stock       Equity
-----------------------   -------  ---------  -------   ----------   ---------   -----------   --------   -------------
Balance at 3/31/98         18,605    (1,741)  $ 3,721    $  7,647    $ 237,282     $(1,600)    $(44,931)     $ 202,119

Net loss                                                               (11,933)                                (11,933)
Translation adjustments                                                               (115)                       (115)
Exercise of stock
 options and other
 issuances                               59                  (378)                                1,946          1,568
Recapitalizations:
Common stock
 repurchased              (18,605)    1,682    (3,721)     (7,269)    (873,668)                  42,985       (841,673)
Issuance of new
 stock, net of fees       120,251                         298,148                                              298,148
Stock options                                              14,640                                               14,640
                          -------  --------   -------   ---------    ---------   -----------   --------   ------------
Balance at 6/30/98        120,251         0   $     0    $312,788    $(648,319)    $(1,715)    $      0      $(337,246)
                          =======  ========   =======   =========    =========   ===========   ========   ============

I. RELATED PARTY

   During the quarter ended June 30, 1998, the Company paid a one-time transaction fee of $9.2 million and will pay an annual management fee of $500 thousand to CDR. In exchange for the transaction fee, CDR provided services to arrange the Recapitalization/Merger and the financing for the Merger. In return for the annual management fee, CDR will provide management and financial consulting services to the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 1998.

The Merger. On May 21, 1998 the Company was merged with and into CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, with the Company continuing as the surviving corporation ("the Merger"). In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Recapitalized Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Recapitalized Common Stock.

As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR "(CDR Fund V") holds approximately 92.3% of the Recapitalized Common Stock. John F. Reno, the Chairman, President and Chief Executive Officer of the Company together with two family trusts holds approximately 0.7% of the Recapitalized Common Stock and other stockholders hold approximately 7.0% of the Recapitalized Common Stock.

The Merger and related transactions were treated as a Recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not affected by these transactions.

Acquisitions. On June 19, 1998 the Company, through one of its indirect wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. The Company generated $17.8 million of goodwill related to this acquisition. Pacific designs and manufactures customer-specified avionics and integrated cabin management equipment for the corporate and general aviation market.

Sale of Subsidiary. On June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million with $1 million remaining in escrow pending any purchase price adjustments which resulted in a gain of $15.9 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

Sales. Consolidated sales increased $4.8 million or 4.6% to $109.1 million for the three months ended June 30, 1998 as compared to $104.3 million for the same period a year ago.

Sales of communications test products decreased $3.2 million to $53.8 million or 5.6% over the same period last year. This was the result of reduced demand for hand-held test devices plus a slowdown of orders from the Regional Bell Operating Companies ("RBOCs") due to the lengthening of the sales cycle during a period of industry consolidation.

Sales for industrial computing and communication products increased $5.3 million to $34.0 million or 18.4% over the same period last year. The increase was primarily attributable to additional sales volume of the Company's ruggedized laptop computers due to fewer Pentium-based field-service units shipped during the first quarter of last year while the products continued final testing.

Sales of visual communications products increased $2.8 million to $18.9 million or 15.0% over the same period last year. Sales for the Company's real-time flight information passenger video displays continued to be strong. Offsetting this increase were lower sales in the video compression and graphical user-interface (GUI) products.

Gross Profit. Consolidated gross profit increased $1.3 million to $63.0 million or 57.7% of consolidated sales for the three months ended June 30, 1998 as compared to $61.7 million or 59.1% of consolidated sales for the same period a year ago. The percentage decrease was attributable to a change in the product mix of the Company. The Company had increased shipments of ruggedized laptop computers which sell at a lower gross margin and fewer shipments of communications test products that have a higher gross margin than the consolidated family of products.

Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; product development expense; recapitalization related costs; and amortization of intangibles. Total operating expenses were $93.5 million or 85.7% of consolidated sales for the three months ended June 30, 1998 as compared to $46.9 million or 45.0% of consolidated sales for the same period last year. Included in this quarter's operating expenses were the expenses related to the Merger for the option cancellation payments. Excluding these expenses, operating expenses for the three months ended June 30, 1998 were $50.1 million or 45.9% of consolidated sales. The increase in percentage was primarily attributable to increased selling and marketing expense.

Selling, general and administrative expense was $35.2 million or 32.2% of consolidated sales for the three months ended June 30, 1998, compared to $31.8 million or 30.4% of consolidated sales for the same period a year ago. The increase in percentage was primarily attributable to increased commission and compensation expense during the first quarter of fiscal 1999 as well as additional expenses related to catalog costs for the Company's Industrial Computer Source-Book.

Product development expense was $13.5 million or 12.4% of consolidated sales for the three months ended June 30, 1998 as compared to $13.7 million or 13.1% of consolidated sales for the same period last year. The decrease was primarily driven by a higher product development expense for the same period last year in which the Company incurred for the introduction of Pentium-based ruggedized laptops.

Recapitalization related costs. In connection with the Merger, the Company incurred $43.4 million for the cancellation payments of employee stock options, compensation expense due to the acceleration of unvested stock options, and other merger-related expenses. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to shareholder's equity.

Amortization of intangibles during the first quarter of both fiscal 1999 and 1998 was $1.4 million.

Interest. Interest expense, net of interest income, was $5.3 million for the first quarter of fiscal 1999 as compared to net interest income of $0.1 million for the same period last year. The increase in net interest expense was attributable to the debt incurred in connection with the Merger on May 21, 1998.

Other income. Other income for the first quarter was $32 thousand as compared to $170 thousand for the same period a year ago.

Taxes. The effective tax rate for the first quarter was 40.0%, essentially at the same level as the same period a year ago.

Net income (loss). The Company's net loss was $11.9 million or $(0.19) per share on a diluted basis for the three months ended June 30, 1998 as compared to net income of $9.0 million or $0.52 per share on a diluted basis for the same period a year ago. The loss was primarily attributable to both the cancellation payments of the employee stock options plus the additional interest expense incurred in connection with the Merger.

Backlog. Backlog at June 30, 1998 was $88.8 million, an increase of $9.7 million over the backlog at March 31, 1998.

Capital Resources and Liquidity

Cash flows. The Company's cash and cash equivalents decreased $13 million during the first three months of fiscal 1999 principally due to the Recapitalization of the Company.

Working Capital. During the first quarter of fiscal 1999, the Company's working capital increased as its operating assets and liabilities provided a $4.3 million source of cash excluding the acquisition of Pacific. Inventory levels increased, creating a use of cash of $400 thousand. Accounts receivable decreased from $70.0 million to $58.8 million, or a source of cash of $11.1 million, as a result of improved collection processes at the Company. Other current assets decreased, creating a source of cash of $3.0 million due mainly to the recognition of expenses previously capitalized related to the Merger. Accounts payable decreased, creating a use of cash of $6.3 million. Other current liabilities decreased, creating a use of cash of $3.1 million, relating primarily to the payment of bonuses previously accrued.

Investing Activities. The Company's investing activities totaled $6.1 million primarily for the purchase and replacement of property and equipment and the payment of an earnout incentive related to the fiscal 1998 operating result of Advent Design, Inc., a subsidiary purchased in March 1997. Also included in this total are the proceeds received from the sale of ComCoTec, offset by the purchase of Pacific. The Company's capital expenditures were $2.4 million compared with $4.0 million for the same period last year. The decrease is primarily due to the timing of certain capital expenditure purchases. The Company anticipates capital expenditures to be at the same level in fiscal year 1999 as in fiscal year 1998.

Debt and Equity. The Company's financing activities generated $2.8 million in cash after $573 M of net proceeds from borrowing and $277 million from issuance of stock related to the Merger were used to pay $806.5 million for the purchase of the outstanding stock and $41.3 million for financing fees related to the Merger.

In connection with the Merger, the Company entered into a senior secured credit agreement (the "Senior Secured Credit Agreement") consisting of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility, (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes"). Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260.0 million borrowed under the Term Loan Facility, in which the facility is divided into tranches, of which each tranche has a different term and repayment schedule, the Company will be required to make scheduled principal payments of $50 million of tranche A term loan thereunder of its six year term, with substantial amortization of the $70 million of tranche B term loan, $70 million of tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4%. Total interest expense is expected to be approximately $51 million in fiscal 1999. The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries, and (b) 50% of the Company's excess cash flow (as defined) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished. The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. However, the Company has entered into interest rate swaps which will be effective for three years beginning September 30, 1998 to fix the interest rate charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $195 million of the debt outstanding will be subject to an effective average annual fixed interest rate of 5.84% plus an applicable margin. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

Future financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at June 30, 1998 was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Secured Credit Facility (other than the $50 million tranche A term loan) have negative covenants which are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

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

New Pronouncements

In the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

In the quarter ended June 30, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

The Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company is required to adopt SFAS 131 in the fourth quarter of fiscal 1999 and its adoption is not expected to have a material impact on the Company's disclosures.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 ("SFAS 133"), "Accounting for

Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

PART II. Other Information

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

On May 21, 1998, the Company was merged with MergerCo. In the Merger, (i) each then outstanding share of Common Stock of the Company was converted into the right to receive $47.75 in cash and 0.5 shares of Recapitalized Common Stock, which shares were registered on a Registration Statement on Form S-4 and (ii) the then outstanding 111,590,528 shares of common stock of MergerCo were converted on a one-for-one basis into an equal number of shares of Recapitalized Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote

A Special Meeting of Stockholders was held on May 21, 1998 in New York, New York. At such meeting, 16,864,434 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

Proposal I
----------

To approve and adopt an Agreement and Plan of Merger (the "Merger Agreement") dated as of December 20, 1997 between Dynatech and CDRD Merger Corporation, the merger of CDRD Merger Corporation with and into Dynatech contemplated thereby and other such matters as are reasonably necessary or advisable for the consummation of the transactions contemplated in the Merger Agreement.

  For      12,966,899
  Against     126,365
  Abstain      17,786

Proposal II
-----------
To transact such other business as may properly come before the Special Meeting or at any adjournments or postponements thereof.

  For      10,069,149
  Against   2,565,197
  Abstain     437,523
  Non-Vote     39,181

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

               Exhibit Number    Description
               --------------    -----------------------
                     27          Financial Data Schedule

(b) Reports on Form 8-K
    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DYNATECH CORPORATION
                                   --------------------

Date  August 13, 1998              /s/ ALLAN M. KLINE
---------------------              ---------------------
                                       Allan M. Kline
                                       Vice President, Chief Financial
                                       Officer and Treasurer


Date  August 13, 1998              /s/ ROBERT W. WOODBURY, JR.
---------------------              ---------------------------
                                       Robert W. Woodbury, Jr.
                                       Vice President, Corporate
                                       Controller and Principal Accounting
                                       Officer