Form 10-Q
period 1998-09-30
DYNATECH CORP
filed 1998-11-05
CIK 30841

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                        COMMISSION FILE NUMBER 1-12657

                             DYNATECH CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      MASSACHUSETTS                                          04-2258582
     (STATE OR OTHER                                      (I.R.S. EMPLOYER
     JURISDICTION OF                                    IDENTIFICATION NUMBER)
    INCORPORATION OR
      ORGANIZATION)

                         3 NEW ENGLAND EXECUTIVE PARK
                     BURLINGTON, MASSACHUSETTS 01803-5087
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 272-6100

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

  At October 15, 1998 there were 120,251,396 shares of common stock of the registrant outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DYNATECH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS
                                             ENDED         SIX MONTHS ENDED
                                         SEPTEMBER 30        SEPTEMBER 30
                                       ------------------  ------------------
                                         1998      1997      1998      1997
                                       --------  --------  --------  --------
Sales................................. $123,601  $115,856  $232,744  $220,176
Cost of sales.........................   52,665    50,812    98,819    93,449
                                       --------  --------  --------  --------
Gross profit..........................   70,936    65,044   133,925   126,727
Selling, general & administrative
 expense..............................   35,996    33,278    71,185    65,037
Product development expense...........   13,565    13,384    27,066    27,079
Recapitalization-related costs........      --        --     43,386       --
Amortization of intangibles...........    1,632     1,439     3,072     2,882
Amortization of unearned
 compensation.........................      403                 403
                                       --------  --------  --------  --------
Total operating expenses..............   51,596    48,101   145,112    94,998
                                       --------  --------  --------  --------
Operating income (loss)...............   19,340    16,943   (11,187)   31,729
Interest expense......................  (13,900)     (429)  (19,981)     (781)
Interest income.......................    1,299       872     2,087     1,364
Gain on sale of subsidiary............      --        --     15,900       --
Other income (expense)................      (99)      282       (67)      452
                                       --------  --------  --------  --------
Income (loss) before income taxes.....    6,640    17,668   (13,248)   32,764
Income tax provision (benefit)........    2,979     7,156    (4,976)   13,270
                                       --------  --------  --------  --------
Net income (loss)..................... $  3,661  $ 10,512  $ (8,272) $ 19,494
                                       ========  ========  ========  ========
Income (loss) per common share:
  Basic............................... $   0.03  $   0.63  $  (0.09) $   1.16
  Diluted............................. $   0.03  $   0.60  $  (0.09) $   1.12
                                       ========  ========  ========  ========
Weighted average number of common
 shares:
  Basic...............................  120,251    16,725    92,013    16,748
  Diluted.............................  129,465    17,426    92,013    17,394
                                       ========  ========  ========  ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          SEPTEMBER 30 MARCH 31
                                                              1998       1998
                                                          ------------ --------
                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..............................  $  38,023   $ 64,904
  Accounts receivable, net...............................     72,640     69,988
  Inventories:
    Raw materials........................................     22,018     24,263
    Work in process......................................     12,505     11,769
    Finished goods.......................................     10,086     12,850
                                                           ---------   --------
      Total inventory....................................     44,609     48,882
Other current assets.....................................     15,297     16,823
                                                           ---------   --------
      Total current assets...............................    170,569    200,597
Property and equipment, net..............................     25,708     26,365
Intangible assets, net...................................     55,270     39,595
Other assets.............................................     54,697     21,573
                                                           ---------   --------
                                                           $ 306,244   $288,130
                                                           =========   ========
LIABILITIES & EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term debt......................  $   8,247   $    150
  Accounts payable.......................................     18,255     22,933
  Accrued expenses:
    Compensation and benefits............................     17,573     21,750
    Deferred revenue.....................................     13,681     13,868
    Other accrued expenses...............................     33,702     24,105
                                                           ---------   --------
      Total current liabilities..........................     91,458     82,806
Long-term debt...........................................    543,257         83
Deferred compensation....................................      4,785      3,122
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock.............................................        --       3,721
Additional paid-in capital...............................    322,452      7,647
Retained earnings (deficit)..............................   (644,658)   237,282
Unearned compensation....................................     (9,261)       --
Cumulative other comprehensive loss......................     (1,789)    (1,600)
Treasury stock...........................................        --     (44,931)
                                                           ---------   --------
      Total shareholders' equity (deficit)...............   (333,256)   202,119
                                                           ---------   --------
                                                           $ 306,244   $288,130
                                                           =========   ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
Operating activities:
  Net income (loss)....................................... $  (8,272) $ 19,494
  Adjustments to net income:
    Depreciation..........................................     6,064     5,730
    Amortization of intangibles...........................     3,072     2,882
    Gain on sale of subsidiary............................   (15,900)      --
    Recapitalization-related costs........................    14,640       --
    Amortization of unearned compensation.................       403       --
    Other.................................................     1,114        32
  Change in deferred income tax asset.....................    (5,500)      --
  Change in operating assets and liabilities..............     5,985   (18,978)
                                                           ---------  --------
  Net cash flows provided by continuing operations........     1,606     9,160
  Net cash flows provided by (used in) discontinued opera-
   tions..................................................       532   (10,197)
                                                           ---------  --------
Net cash flows provided by (used in) operating activi-
 ties.....................................................     2,138    (1,037)
Investing activities:
  Purchases of property and equipment.....................    (5,764)   (7,796)
  Proceeds from disposals of property and equipment.......       230       --
  Proceeds from sale of business..........................    21,000       --
  Business acquired in purchase transaction, net of cash
   acquired...............................................   (19,615)      --
  Other...................................................    (4,978)      (58)
                                                           ---------  --------
  Net cash flows used in continuing operations............    (9,127)   (7,854)
  Net cash flows provided by discontinued operations......       --        507
                                                           ---------  --------
Net cash flows used in investing activities...............    (9,127)   (7,347)
Financing activities:
  Net borrowings of debt..................................   551,000    16,000
  Repayment of notes payable..............................    (2,124)      --
  Repayment of capital lease obligations..................       (64)      --
  Financing fees..........................................   (40,289)      --
  Proceeds from issuance of stock.........................   278,568     2,177
  Purchases of treasury stock and stock outstanding.......  (806,508)   (5,330)
                                                           ---------  --------
Net cash flows provided by (used in) financing activi-
 ties.....................................................   (19,417)   12,847
Effect of exchange rate on cash...........................      (475)     (701)
                                                           ---------  --------
Increase (decrease) in cash and cash equivalents..........   (26,881)    3,762
Cash and cash equivalents at beginning of year............    64,904    39,782
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  38,023  $ 43,544
                                                           =========  ========

           See notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS)

A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1998, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

C. RELATED PARTY

  The Company will pay an annual management fee of $0.5 million to CDR. In return for the annual management fee, CDR will provide management and financial consulting services to the Company and its subsidiaries.

D. FINANCIAL POSITION OF DYNATECH CORPORATION AND TTC LLC

  In connection with the Merger and related transactions, Telecommunications Techniques Co., LLC (to be renamed Dynatech, LLC), Dynatech Corporation's wholly owned subsidiary ("TTC LLC"), became the primary obligor (and Dynatech Corporation, a guarantor) with respect to indebtedness of Dynatech Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Senior Secured Credit Facilities referred to elsewhere in this report.

  Dynatech Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Dynatech Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in TTC LLC. See Note M. Debt. Accordingly, the condensed consolidated financial statements of Dynatech Corporation, presented in this report, are not materially different from those of TTC LLC. Management has not included separate financial statements of TTC LLC because management has determined that they would not be material to holders of the Senior Subordinated Notes or to the holders of Dynatech Corporation's common stock. TTC LLC is subject, under agreements governing its indebtedness, to prohibitions on its ability to make distributions to Dynatech Corporation (with limited exceptions) and other significant restrictions on its operations. See Note M. Debt.

E. ACQUISITION

  On June 19, 1998, the Company, through one of its indirect, wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. The acquisition was accounted for using the purchase method of accounting. The pro forma effects related to the acquisition are not material to the consolidated financial statements of the Company and are, therefore, not presented.

F. DIVESTITURE

  On June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

G. LITIGATION

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

H. NEW PRONOUNCEMENTS

  In the quarter ended June 30,1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

  In the quarter ended June 30,1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

  In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company is required to adopt SFAS 131 in the fourth quarter of fiscal 1999 and its adoption may result in the provision of additional details in the Company's disclosures.

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the Company is assessing the impact of the adoption of SFAS 133 on its results of operations and its financial position.

I. COMPREHENSIVE INCOME (LOSS)

  In the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires, among other things, foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity (deficit) to be included in other comprehensive income (loss).

  The following table shows adjustments to net income for other comprehensive loss (consisting primarily of foreign currency translation adjustments).

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           SEPTEMBER 30        SEPTEMBER 30
                                        -------------------  ------------------
                                          1998      1997       1998      1997
                                        --------- ---------  --------  --------
Net income (loss)...................... $  3,661  $  10,512  $ (8,272) $ 19,494
Other comprehensive loss...............      (74)      (550)     (189)     (860)
                                        --------  ---------  --------  --------
Comprehensive income (loss)............ $  3,587  $   9,962  $ (8,461) $ 18,634
                                        ========  =========  ========  ========

J. INCOME (LOSS) PER SHARE

  Effective as of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                         SEPTEMBER 30        SEPTEMBER 30
                                      ------------------- --------------------
                                        1998      1997      1998       1997
                                      --------- --------- ---------  ---------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss)...................  $   3,661 $  10,512 $  (8,272) $  19,494
                                      ========= ========= =========  =========
BASIC:
Common stock outstanding, net of
 treasury stock, beginning of peri-
 od.................................    120,251    16,699    16,871     16,803
Weighted average common stock and
 treasury stock issued during the
 period.............................        --         26    87,731         64
Weighted average common stock and
 treasury stock repurchased.........        --        --    (12,589)      (119)
                                      --------- --------- ---------  ---------
Weighted average common stock
 outstanding, net of treasury stock,
 end of period......................    120,251    16,725    92,013     16,748
                                      ========= ========= =========  =========
Income (loss) per common share......  $    0.03 $    0.63 $   (0.09) $    1.16
                                      ========= ========= =========  =========

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                           SEPTEMBER 30       SEPTEMBER 30
                                        ---------------------------------------
                                          1998      1997     1998       1997
                                        --------- ------------------  ---------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
DILUTED:
Common stock outstanding, net of
 treasury stock, beginning of period..    120,251   16,699    16,871    16,803
Weighted average common stock and
 treasury stock issued during the pe-
 riod.................................        --        26    87,731        64
Weighted average common stock
 equivalents (a)......................      9,214      701       --        646
Weighted average common stock and
 treasury stock repurchased...........        --       --    (12,589)     (119)
                                        --------- -------- ---------  --------
Weighted average common stock out-
 standing, net of treasury stock, end
 of period............................    129,465   17,426    92,013    17,394
                                        ========= ======== =========  ========
Income (loss) per common share........  $    0.03 $   0.60 $   (0.09) $   1.12
                                        ========= ======== =========  ========

--------

(a) As of September 30, 1998, the Company had options outstanding to purchase
    33.1 million shares of common stock that were excluded from the diluted earnings per share computation for the six months ended September 30, 1998 as the effect of their inclusion would have been antidilutive with respect to losses per share.

  The loss per share and weighted average common shares outstanding for the periods ending September 30, 1998 are based on the Company's recapitalized structure. The income per share for the periods ending September 30, 1997 is based on the Company's capital structure at that time (prior to the Merger).

K. INTANGIBLE ASSETS

  Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                         SEPTEMBER 30, MARCH 31,
                                                             1998        1998
                                                         ------------- ---------
Product technology......................................    $17,042     $17,042
Excess of cost over net assets acquired.................     51,224      32,478
Other intangible assets.................................     13,307      13,307
                                                            -------     -------
                                                             81,573      62,827
Less accumulated amortization...........................     26,303      23,232
                                                            -------     -------
  Total.................................................    $55,270     $39,595
                                                            =======     =======

  On June 19, 1998 the Company acquired the outstanding capital stock of Pacific for $20 million, which generated approximately $18 million of goodwill.

L. OTHER ASSETS

  In connection with the Merger, the Company incurred financing fees which will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. In addition, a deferred tax asset for compensation expenses was generated in relation to the stock option cancellation payments.

  The detail of Other Assets is as follows:

                                                         SEPTEMBER 30, MARCH 31,
                                                             1998        1998
                                                         ------------- ---------
Deferred financing fees.................................    $26,272     $   --
Deferred tax asset......................................     22,552      17,084
Other assets............................................      5,873       4,489
                                                            -------     -------
  Total Other Assets....................................    $54,697     $21,573
                                                            =======     =======

M. DEBT

  Long-term debt is summarized below:

                                                         SEPTEMBER 30, MARCH 31,
                                                             1998        1998
                                                         ------------- ---------
Senior secured credit facilities........................   $276,000     $  --
Senior subordinated notes...............................    275,000        --
Capitalized leases......................................        504        233
                                                           --------     ------
  Total debt............................................    551,504        233
Less current portion....................................      8,247        150
                                                           --------     ------
  Long-term debt........................................   $543,257     $   83
                                                           ========     ======

  In connection with the Merger, the Company entered into a senior secured credit agreement (the "Senior Secured Credit Agreement") consisting of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes").

  In connection with the Merger and related transactions, TTC LLC became the primary obligor with respect to the Senior Secured Credit Facility and the Senior Subordinated Notes. See Note D. Financial Position of Dynatech Corporation and TTC LLC. Dynatech Corporation has guaranteed the Senior Secured Credit Facilities and the Senior Subordinated Notes.

  Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. During fiscal 1999 the Company is required to make mandatory principal payments of $8 million of which $4 million was repaid during the first six months of fiscal 1999. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including the amortization of deferred debt issuance costs is expected to be approximately $47 million in fiscal 1999.

  The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions,
(a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries, and (b) 50% of the Company's excess cash flow (as defined in the Senior Secured Credit Agreement) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

  The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished or accomplished on acceptable terms.

  The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 9.1% per annum for the period commencing May 21, 1998 and ending September 30, 1998, and is expected to be 8.3% per annum for the period commencing October 1, 1998 and ending December 31, 1998. However, the Company has entered into interest rate swaps which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.71% plus an applicable margin. See Note N. Interest Rate Swaps. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

  Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At September 30, 1998, the undrawn portion of this facility was $90 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude TTC LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in TTC LLC), except in limited circumstances. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Credit Facility (other than the $50 million tranche A term loan) are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

N. INTEREST RATE SWAPS

  The Company uses interest rate swap agreements to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements will be recognized as an adjustment to interest expense related to the debt. At September 30, 1998 the Company had three interest rate swap agreements (commencing September 30, 1998 and ending September 30, 2001) (with notional amounts totaling $195 million) under which the Company will pay fixed rates of 5.85%, 5.845% and 5.8375%, respectively, and will receive three-month LIBOR.

  On October 14, 1998 the Company entered into a fourth interest rate swap agreement (commencing on October 16, 1998 and ending October 16, 2000) for a notional amount of $25 million. The Company will pay a fixed rate of 4.715% and will receive three-month LIBOR.

O. UNEARNED COMPENSATION

  In connection with the unearned compensation on July 15, 1998, the Company granted non-qualified options to certain key employees to purchase 14.3 million shares of common stock at an exercise price lower than fair market value. The options were priced at the anticipated market price of the recapitalized common stock on the date of the Merger. The Company has historically granted options at a price equal to the closing market price on the date of the grant.

  Unearned compensation related to these options of $9.7 million was recorded within shareholders' equity (deficit) and will be charged to expense over a five-year vesting period. As of September 30, 1998, the unamortized portion of the total compensation expense was $9.3 million.

P. SHAREHOLDERS' EQUITY (DEFICIT)

  The following is a summary of changes in shareholders' equity (deficit) for the period ended September 30, 1998.

                      NUMBER OF SHARES                                              CUMULATIVE                TOTAL
                      -----------------         ADDITIONAL RETAINED                   OTHER               SHAREHOLDERS'
                      COMMON   TREASURY COMMON   PAID-IN   EARNINGS     UNEARNED   COMPENSATION TREASURY     EQUITY
                       STOCK    STOCK   STOCK    CAPITAL   (DEFICIT)  COMPENSATION     LOSS      STOCK      (DEFICIT)
                      -------  -------- ------  ---------- ---------  ------------ ------------ --------  -------------
Balance at 3/31/98...  18,605   (1,741) $3,721   $ 7, 647  $ 237,282                 $(1,600)   $(44,931)   $ 202,319
Net Income...........                                         (8,272)                                          (8,272)
Translation adjust-
ments................                                                                   (189)                    (189)
Exercise of stock
options and other
issuances............               59               (378)                                         1,946        1,568
Recapitalization-re-
lated costs:
 Common stock
 repurchased......... (18,605)   1,682  (3,721)    (7,269)  (873,668)                             42,985     (841,673)
 Issuance of new
 stock, net of fees.. 120,251                     298,140                                                     298,148
 Stock option
 expense.............                              14,640                                                      14,640
 Unearned
 compensation........                               9,664               $(9,664)
 Amortization of
 unearned
 compensation........                                                       403                                   403
                      -------   ------  ------   --------  ---------    -------      -------    --------    ---------
Balance at 9/30/98... 120,251        0  $    0   $322,452  $(644,658)   $(9,261)     $(1,789)   $      0    $(333,256)
                      =======   ======  ======   ========  =========    =======      =======    ========    =========

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

OVERVIEW

  The Merger. On May 21, 1998 the Company was merged with CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, with the Company continuing as the surviving corporation (the "Merger"). The Merger and related transactions were treated as a recapitalization (the "Recapitalization") for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not affected by these transactions.

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

  As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR "(CDR Fund V"), holds approximately 92.3% of the Recapitalized Common Stock. John F. Reno, the Chairman, President and Chief Executive Officer of the Company, together with two family trusts, holds approximately 0.7% of the Recapitalized Common Stock and other stockholders hold approximately 7.0% of the Recapitalized Common Stock.

  In connection with the Merger and related transactions, Telecommunications Techniques Co., LLC (to be renamed Dynatech, LLC), Dynatech Corporation's wholly owned subsidiary ("TTC LLC"), became the primary obligor (and Dynatech Corporation, a guarantor) with respect to indebtedness of Dynatech Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Senior Secured Credit Facilities referred to elsewhere in this report.

  Dynatech Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Dynatech Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in TTC LLC. See "Capital Resources and Liquidity." Accordingly, the condensed consolidated financial statements of Dynatech Corporation, presented in this report, are not materially different from those of TTC LLC. Management has not included separate financial statements of TTC LLC because management has determined that they would not be material to holders of the Senior Subordinated Notes or to the holders of Dynatech Corporation's common stock. TTC LLC is subject, under the agreements governing its indebtedness, to prohibitions on its ability to make distributions to Dynatech Corporation (with limited exceptions) and other significant restrictions on its operations. See "Capital Resources and Liquidity."

  Acquisition. On June 19, 1998 the Company, through one of its indirect wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. The acquisition was accounted for using the purchase method of accounting. Pacific designs and manufactures customer-specified avionics and integrated cabin management equipment for the corporate and general aviation market.

  Divestiture. On June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

CURRENT TRENDS

  For the six month period ended September 30, 1998, sales have been relatively flat compared to the same period a year ago in the Company's largest business. The Company cannot predict whether growth will continue at historical rates in either its own business or in the markets in which it participates, due in part to recent global economic events.

  Growth rates of enterprises engaged in the manufacture and provision of telecommunications equipment and services will likely be affected by the current trend of consolidation among such enterprises. In the shorter term, the Company believes that such consolidation is being reflected in delays in orders for the Company's products as consolidating companies integrate or coordinate their purchasing practices. In addition, particularly in the near term, recent capital market volatility and reduced financing availability may affect growth rates for certain customers, particularly those that may be highly leveraged with significant capital requirements, as well as growth of the economy in general. Any resulting slowdown in such growth could result in delays or reductions of orders for the Company's products, and accordingly affect the Company's own growth.

  Industrial Computing and Communications Trends. Itronix, as a manufacturer of ruggedized portable computing and communications hardware, generally has lower margins than the Company's other businesses. As a result, profitability of the Company's industrial computing and communications business is lower than the average profitability of the Company's other businesses. Itronix is also currently facing significant manufacturing and marketing challenges, including competition from "semi-rugged" portable computers that constrains pricing of premium ruggedized products like Itronix's. The Company has taken several steps designed to improve the operating performance of Itronix, including programs designed to reduce costs and streamline manufacturing, as well as a change in Itronix senior management. On October 28, 1998, the Company announced that Itronix had recently received orders totaling more than $13 million from a leading communications service company. As a result, the Company anticipates improvements in Itronix's performance in fiscal 1999. Results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of the timing and size of such customers' orders. Growth at ICS in the near term is expected to lag behind historical growth rates.

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1998 as compared to Three Months Ended September 30, 1997.

  Sales. Consolidated sales increased $7.7 million or 6.7% to $123.6 million for the three months ended September 30, 1998 as compared to $115.9 million for the same period a year ago.

  Sales of communications test products increased $4.5 million to $62.1 million or 7.7% for the three months ended September 30, 1998 as compared to $57.6 million for the same period last year due to increased volume due to the timing of customer demand.

  Sales for industrial computing and communication products increased $0.3 million to $39.2 million or 0.9% for the three months ended September 30, 1998 as compared to $38.8 million from the same period last year. Sales were higher for the Company's rack-mounted computers, which were offset by fewer shipments of its ruggedized laptops. The decrease in shipments of ruggedized laptops was due to the initially high shipping volume of the Company's Pentium-based laptop when it was introduced during the second quarter of last year. High shipping volumes at that time were due to the orders for these laptops already in backlog at the end of the first quarter of last year because of a delayed introduction of the product.

  Sales of visual communications products increased $2.9 million to $22.4 million or 15.2% for the three months ended September 30, 1998 as compared to $19.4 million from the same period last year. The increase was primarily attributable to the continued demand for the Company's real-time flight information passenger video displays. In addition, the Company also incurred additional sales from Pacific which were slightly offset by the reduction in sales from the divestiture of ComCoTec.

  Gross Profit. Consolidated gross profit increased $5.9 million to $70.9 million or 57.4% of consolidated sales for the three months ended September 30, 1998 as compared to $65.0 million or 56.1% of consolidated sales for the same period a year ago. The percentage increase was attributable to a favorable product mix, with selling prices and costs of sales across the Company's product lines generally at levels similar to those during the same period last year.

  Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; product development expense; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $51.6 million or 41.7% of consolidated sales as compared to $48.1 million or 41.5% of consolidated sales for the same period last year.

  Selling, general and administrative expense was $36.0 million or 29.1% of consolidated sales for the three months ended September 30, 1998, compared to $33.3 million or 28.7% of consolidated sales for the same period a year ago. The increase in percentage was primarily attributable to increased selling and marketing expense due to an increase in compensation expense.

  Product development expense was $13.6 million or 11.0% of consolidated sales for the three months ended September 30, 1998 as compared to $13.4 million or 11.6% of consolidated sales for the same period last year.

  Amortization of intangibles was $1.6 million or 1.3% of consolidated sales for the three months ended September 30, 1998 as compared to $1.4 million or 1.2% of consolidated sales for the same period last year. The increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific in June 1998.

  Amortization of unearned compensation of $0.4 million relates to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that were issued in July, 1998 at a grant price lower than fair market value.

  Operating income. Operating income increased to $19.3 million or 15.6% of consolidated sales for the three months ended September 30, 1998 as compared to $16.9 million or 14.6% of consolidated sales for the same period a year ago. The increase is primarily attributable to the increase in sales.

  Interest. Interest expense, net of interest income, was $12.6 million for the second quarter of fiscal 1999 as compared to net interest income of $0.4 million for the same period last year. The increase in net interest expense was attributable to the debt incurred in connection with the Merger. Also included in interest expense is $1.0 million of amortization expense related to deferred debt issuance costs.

  Taxes. The effective tax rate for the second quarter of fiscal 1999 was 45.0%, compared to 40.5% for the same period a year ago. The increase is due to permanent differences arising as a result of the accounting for the Merger.

  Net income. Net income decreased $6.8 million to $3.7 million or $0.03 per share on a diluted basis for the three months ended September 30, 1998 as compared to $10.5 million or $0.60 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the additional interest expense incurred in connection with the Merger. The reduction in earnings per share is also attributable to a higher number of common shares outstanding in connection with the Merger.

 Six Months Ended September 30, 1998 as compared to Six Months Ended September 30, 1997

  Sales. Consolidated sales increased $12.6 million or 5.7% to $232.7 million for the six months ended September 30, 1998 as compared to $220.2 million for the same period a year ago.

  Sales of communications test products increased $1.2 million to $115.9 million or 1.1% for the six months ended September 30, 1998 as compared to $114.6 million from the same period last year. The Company received a similar number of orders from its telecommunications customers during this period as compared to the same period last year, due in part to the industry consolidation involving certain of those customers and the resulting delays in orders as merging companies integrate and coordinate their purchasing practices.

  Sales for industrial computing and communication products increased $5.6 million to $73.1 million or 8.3% for the six months ended September 30, 1998 as compared to $67.5 million from the same period last year. The increase was attributable to increased sales for both the Company's rack-mounted computers and ruggedized laptops.

  Sales of visual communications products increased $5.7 million to $43.8 million or 15.1% for the six months ended September 30, 1998 as compared to $38.0 million from the same period last year. The increase was primarily attributable to sales for the Company's real-time flight information passenger video displays, which continued to be strong, as well as increased sales from Pacific. Offsetting this increase were lower sales for video compression and graphical user-interface (GUI) products as well as a reduction in sales from the sale of ComCoTec.

  Gross Profit. Consolidated gross profit increased $7.2 million to $133.9 million or 57.5% of consolidated sales for the six months ended September 30, 1998 as compared to $126.7 million or 57.6% of consolidated sales for the same period a year ago, due primarily to an increased volume of shipments of products.

  Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; product development expense; recapitalization-related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $145.1 million or 62.3% of consolidated sales for the six months ended September 30, 1998 as compared to $95.0 million or 43.1% of consolidated sales for the same period last year. Included in the operating expenses for the six months ended September 30, 1998 were $43.4 million of expenses related to the Recapitalization, primarily for the option cancellation payments. Excluding these Recapitalization-related expenses, operating expenses for the six months ended September 30, 1998 were $101.7 million or 43.7% of consolidated sales, with the increase in percentage being primarily attributable to an increase in commissions and compensation.

  Selling, general and administrative expense was $71.2 million or 30.6% of consolidated sales for the six months ended September 30, 1998, compared to $65.0 million or 29.5% of consolidated sales for the same period a year ago. The increase is primarily due to an increase in commissions and compensation expense.

  Product development expense was $27.1 million or 11.6% of consolidated sales for the six months ended September 30, 1998 as compared to $27.1 million or 12.3% of consolidated sales for the same period last year.

  Recapitalization-related costs. In connection with the Merger, the Company incurred $43.4 million, consisting of $39.9 million (including a $14.6 million non-cash charge) for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options, and $3.5 million for certain other expenses resulting from the Merger, including employee termination expense. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to shareholders' equity.

  Amortization of intangibles was $3.1 million or 1.3% of consolidated sales for the six months ended September 30, 1998 as compared to $2.9 million or 1.3% of consolidated sales for the same period last year. The dollar increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific.

  Amortization of unearned compensation of $0.4 million relates to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that were issued in July, 1998 at a grant price lower than fair market value.

  Operating income (loss). Operating income decreased 135.3% to an operating loss of $11.2 million for the six months ended September 30, 1998 as compared to operating income of $31.7 million or 14.4% of consolidated sales for the same period a year ago. The loss is primarily attributable to the Recapitalization-related costs in connection with the Merger. Excluding these expenses, the Company generated operating income of $32.2 million or 13.8% of consolidated sales. The percentage decrease is primarily attributable to higher operating expenses described above.

  Interest. Interest expense, net of interest income, was $17.9 million for the first six months of fiscal 1999 as compared to net interest income of $0.6 million for the same period last year. The increase in net interest expense was attributable to the debt incurred in connection with the Merger on May 21, 1998. Also included in interest expense is $1.0 million of amortization expense related to deferred debt issuance costs.

  Gain on sale of subsidiary. On June 30, 1998 the Company sold the assets of ComCoTec for $21 million which resulted in a gain of $15.9 million.

  Income (loss) before income taxes. The Company incurred a loss before income taxes of $13.2 million for the six months ended September 30, 1998 as compared to income before income taxes of $32.8 million or 14.9% of consolidated sales for the same period last year. The loss is primarily due to an increase in interest expense and to the one-time Recapitalization-related costs which were in part offset by the gain on the sale of ComCoTec. Excluding the one-time charge and gain, income before income taxes for the current period was $14.2 million or 6.1% of consolidated sales. The decrease is primarily due to additional interest expense offset in part by higher sales.

  Taxes. The effective tax rate for the first six months of fiscal 1999 was a tax benefit of 37.5% compared to a tax expense of 40.5% for the same period a year ago due to the permanent differences arising as a result of the accounting for the Recapitalization, and a smaller amount of income (loss) before income taxes, which magnified the effect of such permanent differences.

  Net income (loss). Net income decreased $27.8 million to a net loss of $8.3 million or ($0.09) per share on a diluted basis for the six months ended September 30, 1998 as compared to net income of $19.5 million or $1.12 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the additional interest expense and the Recapitalization-related expenses incurred in connection with the Merger, offset by the gain on the sale of ComCoTec.

  Backlog. Backlog at September 30, 1998 was $89.4 million, an increase of $10.3 million over the backlog at March 31, 1998.

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

  The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of September 30, 1998, the Company had $551.5 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $254.0 million in borrowings under the Term Loan Facility and $20.0 million in borrowings under the new Revolving Credit Facility.

  Cash flows. The Company's cash and cash equivalents decreased $26.9 million during the first six months of fiscal 1999 principally due to the Recapitalization of the Company and repayment of debt.

  Working capital. During the first six months of fiscal 1999, the Company's working capital increased as its operating assets and liabilities provided a $6.0 million source of cash, excluding the acquisition of Pacific. Inventory levels decreased, creating a source of cash of $6.0 million, due primarily to better inventory management at the Company's industrial computing and communications operations. Accounts receivable increased, creating a use of cash of approximately $2.7 million, due to the increase in shipments at the end of the quarter. Other current assets decreased, creating a source of cash of $1.7 million mainly due to the recognition of expenses previously capitalized in connection with the Merger. Accounts payable decreased, creating a use of cash of $5.0 million as a result of the timing of the payment of bills. Other current liabilities increased, creating a source of cash of $5.9 million due to the accrual of expenses related to the final phase of the Merger.

  Investing activities. The Company's investing activities used a total of $9.1 million during the first six months of fiscal 1999 primarily for the purchase and replacement of property and equipment and the payment of an earnout incentive related to the fiscal 1998 operating results of Advent Design, Inc., a subsidiary purchased in March 1997. Also included in this total are the proceeds received from the sale of ComCoTec, offset by the cash purchase price for Pacific. The Company's capital expenditures were $5.8 million compared with $7.8 million for the same period last year. The decrease is primarily due to the timing of certain capital expenditure purchases. The Company anticipates capital expenditures to be at or close to the same level in fiscal year 1999 as in fiscal year 1998.

  Debt and equity. The Company's financing activities used $19.4 million in cash during the first six months of fiscal 1999, due mainly to the Merger.

  Debt Service. In connection with the Merger, the Company entered into a senior secured credit agreement (the "Senior Secured Credit Agreement") consisting of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes").

  In connection with the Merger and related transactions, TTC LLC became the primary obligor with respect to the Senior Secured Credit Facility and the Senior Subordinated Notes. See Note D. Financial Position of Dynatech Corporation and TTC LLC. Dynatech Corporation has guaranteed the Senior Secured Credit Facilities and the Senior Subordinated Notes.

  Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. During fiscal 1999 the Company is required to make mandatory principal payments of $8 million of which $4 million was repaid during the first six months of fiscal 1999. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 % per annum. Total interest expense including the amortization of deferred debt issuance costs is expected to be approximately $47 million in fiscal 1999.

  The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions,
(a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales by the Company or any of its subsidiaries, and (iii) casualty insurance, condemnation awards or other recoveries received by the Company or any of its subsidiaries, and (b) 50% of the Company's excess cash flow (as defined in the Senior Secured Credit Agreement) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

  The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished or accomplished on acceptable terms.

  The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 9.1% per annum for the period commencing May 21, 1998 and ending September 30, 1998, and is expected to be 8.3% per annum for the period commencing October 1, 1998 and ending December 31, 1998. However, the Company has entered into interest rate swaps which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.71% plus an applicable margin. See Note N. Interest Rate Swaps to the notes to condensed consolidated financial statements provided elsewhere in this report. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

  Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At September 30, 1998, the undrawn portion of this facility was $90 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude TTC LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in TTC LLC), except in limited circumstances. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Credit Facility (other than the $50 million tranche A term loan) are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

YEAR 2000

  Broadly speaking, Year 2000 issues may arise when certain computer programs use only two digits to refer to a year or to recognize a year. As a result, computers that are not Year 2000 compliant may read the date 2000 as 1900. The Company is aware that Year 2000 issues could adversely impact its operations, and as detailed below, has commenced a process intended to address Year 2000 issues that the Company has been able to identify.

  State of Readiness. Management at each of the Company's businesses has commenced a review of its computer systems and products to assess exposure to Year 2000 issues. The review process is being conducted by employees with expertise in information technology ("IT") as well as engineers familiar with non-IT systems, and focuses on both the Company's internal systems and its existing and installed base of products. As of September 15, 1998, the Company had conducted an inventory of almost all of its existing internal systems and existing products with regard to Year 2000 issues (i.e., an assessment phase). The Company has not completed its assessment of its installed base of products for Year 2000 compliance.

  As part of its assessment phase, the Company is in the process of communicating with its significant suppliers and customers to determine the extent to which the Company is vulnerable to any failure by those third parties to remediate their own Year 2000 issues. In addition, the Company is evaluating the extent to which Year 2000 issues may arise as a result of some combinations of certain of its products with other companies' products. If any such suppliers to customers or product combinations do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially adversely affected.

  While the Company's assessment of Year 2000 issues is ongoing, internal testing and remediation of the Company's internal systems and existing products for compliance has commenced. Although the Company has used the services of consultants to a limited extent in connection with its asssessment of some Year 2000 issues, it has not used independent verification and validation processes in its testing of its systems and products. The Company believes that, as of September 15, 1998, it had tested almost all of its significant internal systems and existing products.

  The targeted completion date for the review and remediation process for the Communications Test business, the Company's largest, is June 1999. Management does not consider data time fields to be critical to the functionality of the Company's Communications Test products. Target completion dates range from June 1998 to June 1999 for the review and remediation process for the Company's other product categories, which may employ data time fields in areas that are critical to product functionality.

  Costs. The Company's historical and estimated costs of remediation have not been and are not anticipated to be material to the Company's financial position or results of operations, and will be funded through operating cash flows. Total costs associated with remediation of Year 2000 (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated at approximately $3 million to $4 million, of which at least $2 million to $3 million remains to be spent. The largest cost factor to date has consisted of expenditure of management and employee time in attention to Year 2000 and related issues. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise.

  Year 2000 Risks and Related Plans. While the Company expects to make the necessary modifications of changes to both its internal IT and non-IT systems and existing product base in a timely fashion, there can be no assurance that the Company's internal systems and existing or installed base of products will not be materially adversely affected by the advent of Year 2000. Certain of the Company's products are used, in conjunction with products of other companies, in applications that may be critical to the operations of its customers. Any product non-compliance, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers or others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

  In the event of a failure as a result of Year 2000 issues, the Company could lose or have trouble accessing accurate internal data, resulting in incomplete or inaccurate accounting of Company financial results, the Company's manufacturing operating systems could be impaired, and the Company could be required to expend significant resources to address such failures. In an effort intended to minimize potential disruption to its internal systems, the Company intends to perform additional hard-disk back-up of its rudimentary systems and critical information in advance of the Year 2000.

  Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if customers such as telecommunications companies or commercial airlines are adversely affected by Year 2000 issues.

THE EURO CONVERSION

  On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions.

  As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

  Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency.

  The impact of the euro is not expected to materially affect the results of operations of Dynatech. The Company operates primarily in U.S. dollar-denominated purchase orders and contracts, and the Company neither has a large customer nor vendor base within the countries participating in the euro conversion.

NEW PRONOUNCEMENTS

  In the quarter ended June 30,1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

  In the quarter ended June 30,1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

  In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company is required to adopt SFAS 131 in the fourth quarter of fiscal 1999 and its adoption may result in the provision of additional details in the Company's disclosures.

  On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the Company is assessing the impact of the adoption of SFAS 133 on its results of operations and its financial position.

RECENT DEVELOPMENT

  On October 8, 1998, TTC LLC commenced an offer to exchange, for the Senior Subordinated Notes, notes that are registered under the Securities Act of 1933 and that have materially identical terms (with minor exceptions relating to payment of additional interest and registration rights). The exchange offer is scheduled to expire (unless extended) on November 9, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

  The Annual Meeting of Stockholders was held on September 25, 1998 in Boston, Massachusetts. At such meeting, 120,251,396 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

 Proposal I

  To set the number of directors at six (subject to enlargement or reduction by the Board of Directors) and to elect the following Directors to serve until their successors are duly elected and qualified.

                                                                 NUMBER OF
                                                                SHARES/VOTES
                                                            --------------------
                                                                FOR     WITHHELD
                                                                ---     --------
John F. Reno............................................... 112,770,653  45,475
Allan M. Kline............................................. 112,770,653  45,475
John R. Peeler............................................. 112,770,653  45,475
Joseph L. Rice, III........................................ 112,770,653  45,475
Brian D. Finn.............................................. 112,770,653  45,475
Charles P. Pieper.......................................... 112,770,653  45,475

 Proposal II

  To approve an amendment to and restatement of the Dynatech Corporation 1994 Stock Option and Incentive Plan as described in the Proxy Statement.

   FOR      112,566,016
   AGAINST      239,600
   ABSTAIN       10,512

 Proposal III

  To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year.

   FOR      112,811,384
   AGAINST          150
   ABSTAIN        4,594

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

  The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------
3.1      Articles of Incorporation of Dynatech Corporation.*
3.2      Bylaws of Dynatech Corporation.*
3.3      Certificate of Formation of Telecommunications Techniques Co., LLC, filed with the Secretary of State of Delaware on May 14, 1998.**
3.4      Limited Liability Company Agreement of Telecommunications Techniques Co., LLC,
         dated as of May 14, 1998.**
4.1      Indenture, dated May 21, 1998, among Dynatech Corporation, TTC Merger Co. LLC and
         State Street Bank and Trust Company, as Trustee.**
4.2      Form of 9 3/4% Senior Subordinated Note due 2008 (included in Exhibit 4.1).
4.3      First Supplemental Indenture, dated May 21, 1998, between Telecommunications
         Techniques Co., LLC and State Street Bank and Trust Company, as Trustee.**
10.1     Agreement and Plan of Merger, dated as of December 20, 1997 by and between CDRD
         Merger Corporation and Dynatech Corporation.***
10.2     Agreement and Plan of Merger, dated May 18, 1998, between TTC Reorg Corp. and
         Telecommunications Techniques Co., LLC.**
10.3     Agreement and Plan of Merger, dated May 21, 1998, between TTC Merger Co. LLC and
         Telecommunications Techniques Co., LLC.**
10.4     Credit Agreement, dated May 21, 1998, among Dynatech Corporation, TTC Merger Co.
         LLC, the lenders named therein, Morgan Guaranty and Trust Company of New York, as administrative agent, Credit Suisse First Boston, as syndication agent, and The
         Chase Manhattan Bank, as documentation agent.**
10.5     Guarantee and Collateral Agreement, dated as of May 21, 1998, among Dynatech
         Corporation, Telecommunications Techniques Co., LLC and certain of its subsidiaries and Morgan Guaranty and Trust Company of New York.**
10.6     Indemnification Agreement, dated May 21, 1998, among Dynatech Corporation,
         Telecommunications Techniques Co., LLC, Clayton, Dubilier & Rice, Inc. and
         Clayton, Dubilier & Rice Fund V Limited Partnership.**
10.7     Consulting Agreement, dated May 21, 1998, by and among Dynatech Corporation,
         Telecommunications Techniques Co., LLC and Clayton, Dubilier & Rice, Inc.**

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------
10.8     Tax Sharing Agreement, dated May 21, 1998 between Dynatech Corporation and
         Telecommunications Techniques Co., LLC.**
10.9     Registration Rights Agreement, dated May 21, 1998, by and among Dynatech
         Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership, Mr. Reno, the
         Suzanne D. Reno Trust and the John F. Reno Trust.**
10.10    Assignment and Assumption Agreement, dated May 21, 1998, between Dynatech
         Corporation and Telecommunications Techniques Co., LLC.**
10.11    Purchase Agreement, dated May 14, 1998, among Dynatech Corporation, TTC Merger
         Co. LLC, Credit Suisse First Boston Corporation and J.P. Morgan Securities,
         Inc.**
10.12    Purchase Agreement Supplement, dated May 21, 1998, between Dynatech Corporation,
         Telecommunications Techniques Co., LLC., Credit Suisse First Boston Corporation
         and J.P. Morgan Securities, Inc.**
10.13    Assumption Agreement, dated May 21, 1998, among Dynatech Corporation, TTC Merger
         Co. LLC, and Telecommunications Techniques Co., LLC and consented to by Morgan
         Guaranty Trust Company of New York, as administrative agent.**
27       Financial Data Schedule

--------
* Incorporated by reference to Dynatech Corporation Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-12657).
** Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
*** Incorporated by reference to Dynatech's Registration Statement on Form S-4
    (File No. 333-44933).

 (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K dated May 21, 1998 relating to the merger by Dynatech Corporation and CDRD Merger Corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNATECH CORPORATION

Date November 5, 1998                              /s/ Allan M. Kline
                                          -------------------------------------
                                                     ALLAN M. KLINE
                                             Vice President, Chief Financial
                                                  Officer and Treasurer

Date November 5, 1998                          /s/ Robert W. Woodbury, JR.
                                          -------------------------------------
                                                 ROBERT W. WOODBURY, JR.
                                                Vice President, Corporate
                                           Controller and Principal Accounting
                                                         Officer