Form 10-Q
period 1998-12-31
DYNATECH CORP
filed 1999-02-03
CIK 30841

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                         Commission file number 1-12657

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At January 15, 1999 there were 120,659,076 shares of common stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. Financial Information

Item 1. Financial Statements

                              DYNATECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                         Three Months      Nine Months Ended
                                       Ended December 31      December 31
                                       ------------------  ------------------
                                         1998      1997      1998      1997
                                       --------  --------  --------  --------
Sales................................. $136,781  $133,138  $369,525  $353,314
Cost of sales.........................   60,050    58,265   158,868   151,714
                                       --------  --------  --------  --------
Gross profit..........................   76,731    74,873   210,657   201,600
Selling, general & administrative
 expense..............................   36,331    38,512   107,517   103,549
Product development expense...........   13,239    14,484    40,306    41,563
Recapitalization-related costs........      --        --     43,386       --
Amortization of intangibles...........    1,625     1,445     4,697     4,327
Amortization of unearned
 compensation.........................      574       --        977       --
                                       --------  --------  --------  --------
    Total operating expenses..........   51,769    54,441   196,883   149,439
                                       --------  --------  --------  --------
Operating income......................   24,962    20,432    13,774    52,161
Interest expense......................  (13,125)     (164)  (33,106)     (945)
Interest income.......................      782       886     2,870     2,250
Gain on sale of subsidiary............      --        --     15,900       --
Other income (expense)................     (208)      244      (275)      694
                                       --------  --------  --------  --------
Income (loss) before income taxes.....   12,411    21,398      (837)   54,160
Income tax provision..................    5,462     8,663       486    21,933
                                       --------  --------  --------  --------
Net income (loss)..................... $  6,949  $ 12,735  $ (1,323) $ 32,227
                                       ========  ========  ========  ========
Income (loss) per common share:
  Basic............................... $   0.06  $   0.76  $  (0.01) $   1.92
  Diluted............................. $   0.05  $   0.73  $  (0.01) $   1.85
                                       ========  ========  ========  ========
Weighted average number of common
 shares:
  Basic...............................  120,313    16,817   101,480    16,826
  Diluted.............................  127,657    17,395   101,480    17,413
                                       ========  ========  ========  ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31  March 31
                                                             1998        1998
                                                          -----------  --------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..............................  $  36,499   $ 64,904
  Accounts receivable, net...............................     89,762     69,988
  Inventories:
   Raw materials.........................................     19,497     24,263
   Work in process.......................................     13,961     11,769
   Finished goods........................................      9,107     12,850
                                                           ---------   --------
    Total inventory......................................     42,565     48,882
  Other current assets...................................     14,634     16,823
                                                           ---------   --------
    Total current assets.................................    183,460    200,597
Property and equipment, net..............................     24,615     26,365
Intangible assets, net...................................     53,392     39,595
Other assets.............................................     53,909     21,573
                                                           ---------   --------
                                                           $ 315,376   $288,130
                                                           =========   ========
LIABILITIES & EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term debt......................  $   8,235   $    150
  Accounts payable.......................................     22,185     22,933
  Accrued expenses:
   Compensation and benefits.............................     21,330     21,750
   Deferred revenue......................................     22,953     13,868
   Other accrued expenses................................     33,369     24,105
                                                           ---------   --------
    Total current liabilities............................    108,072     82,806
Long-term debt...........................................    528,169         83
Deferred compensation....................................      4,376      3,122
Shareholders' Equity (Deficit):
  Common stock...........................................        --       3,721
  Additional paid-in capital.............................    322,582      7,647
  Retained earnings (deficit)............................   (637,709)   237,282
  Unearned compensation..................................     (8,582)       --
  Cumulative other comprehensive loss....................     (1,532)    (1,600)
  Treasury stock.........................................        --     (44,931)
                                                           ---------   --------
    Total shareholders' equity (deficit).................   (325,241)   202,119
                                                           ---------   --------
                                                           $ 315,376   $288,130
                                                           =========   ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Operating activities:
  Net income (loss)........................................ $ (1,323) $ 32,227
  Adjustments to net income (loss):
   Depreciation............................................    8,874     8,926
   Amortization of intangibles.............................    4,697     4,327
   Gain on sale of subsidiary..............................  (15,900)      --
   Recapitalization-related costs..........................   14,640       --
   Amortization of unearned compensation...................      977       --
   Amortization of deferred debt issuance costs............    1,716       --
   Other...................................................       75       192
  Change in deferred income tax asset......................   (5,757)      (36)
  Change in operating assets and liabilities...............    8,591    (8,155)
                                                            --------  --------
  Net cash flows provided by continuing operations.........   16,590    37,481
  Net cash flows used in discontinued operations...........     (200)  (12,680)
                                                            --------  --------
Net cash flows provided by operating activities............   16,390    24,801
Investing activities:
  Purchases of property and equipment......................   (7,425)  (11,026)
  Proceeds from disposals of property and equipment........      246
  Proceeds from sale of business...........................   21,000       --
  Business acquired in purchase transaction, net of cash
   acquired................................................ (19,615)       --
  Other....................................................   (5,043)       85
                                                            --------  --------
  Net cash flows used in continuing operations.............  (10,837)  (10,941)
  Net cash flows provided by discontinued operations.......      --        507
                                                            --------  --------
Net cash flows used in investing activities................  (10,837)  (10,434)
Financing activities:
  Net borrowings (repayments) of debt......................  536,000    (5,000)
  Repayment of notes payable...............................   (2,156)      --
  Repayment of capital lease obligations...................     (132)      --
  Financing fees...........................................  (39,608)      --
  Proceeds from issuance of stock..........................  277,000       --
  Proceeds from exercise of stock options..................    1,800     4,332
  Purchases of treasury stock and stock outstanding........ (806,508)   (5,330)
                                                            --------  --------
Net cash flows used in financing activities................  (33,604)   (5,998)
Effect of exchange rate on cash............................     (354)     (582)
                                                            --------  --------
Increase (decrease) in cash and cash equivalents...........  (28,405)    7,787
Cash and cash equivalents at beginning of year.............   64,904    39,782
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 36,499  $ 47,569
                                                            ========  ========

           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS)

A. Condensed Consolidated Financial Statements

   In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 1998, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

D. Financial Position of Dynatech Corporation and Dynatech LLC

   In connection with the Merger and related transactions, Dynatech LLC (formerly known as Telecommunications Techniques Co., LLC), Dynatech Corporation's wholly owned subsidiary ("Dynatech LLC"), became the primary obligor (and Dynatech Corporation, a guarantor) with respect to indebtedness of Dynatech Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Senior Secured Credit Facilities referred to elsewhere in this report.

   Dynatech Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Dynatech Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Dynatech LLC. See Note M. Debt. Accordingly, the condensed consolidated financial statements of Dynatech Corporation, presented in this report, are not materially different from those of Dynatech LLC. Management has not included separate financial statements of Dynatech LLC because management has determined that they would not be material to holders of the Senior Subordinated Notes or to the holders of Dynatech Corporation's common stock. Dynatech LLC is subject, under agreements governing its indebtedness, to prohibitions on its ability to make distributions to Dynatech Corporation (with limited exceptions) and other significant restrictions on its operations. See Note M. Debt.

E. Acquisition

   On June 19, 1998, the Company, through one of its indirect, wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. The acquisition was accounted for using the purchase method of accounting, and resulted in approximately $18 million of goodwill. The pro forma effects related to the acquisition are not material to the consolidated financial statements of the Company and are, therefore, not presented.

F. Divestiture

   On June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

G. Litigation

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. Litigation is on-going. The Company intends to defend the lawsuit vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

I. Comprehensive Income (Loss)

   The following table shows adjustments to net income (loss) for other comprehensive income (loss) (consisting primarily of foreign currency translation adjustments).

                                            Three Months    Nine Months Ended
                                         Ended December 31     December 31
                                         ------------------ ------------------
                                           1998     1997      1998      1997
                                         -------- --------- --------  --------
Net income (loss)....................... $  6,949 $  12,735 $ (1,323) $ 32,227
Other comprehensive income (loss).......      257       169       68      (691)
                                         -------- --------- --------  --------
Comprehensive income (loss)............. $  7,206 $  12,904 $ (1,255) $ 31,536
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

                                      Three Months Ended  Nine Months Ended
                                          December 31        December 31
                                      ------------------- -------------------
                                        1998      1997      1998       1997
                                      --------- --------- ---------  --------
                                       (In thousands except per share data)
Net income (loss).................... $   6,949 $  12,735 $  (1,323) $ 32,227
                                      ========= ========= =========  ========
BASIC:
Common stock outstanding, net of
 treasury stock, beginning of
 period..............................   120,251    16,757    16,864    16,803
Weighted average common stock and
 treasury stock issued during the
 period..............................        62        60    98,788       103
Weighted average common stock and
 treasury stock repurchased..........       --        --    (14,172)      (80)
                                      --------- --------- ---------  --------
Weighted average common stock
 outstanding, net of treasury stock,
 end of period.......................   120,313    16,817   101,480    16,826
                                      ========= ========= =========  ========
Income (loss) per common share....... $    0.06 $    0.76 $   (0.01) $   1.92
                                      ========= ========= =========  ========
DILUTED:
Common stock outstanding, net of
 treasury stock, beginning of
 period..............................   120,251    16,757    16,864    16,803
Weighted average common stock and
 treasury stock issued during the
 period..............................        62        60    98,788       103
Weighted average common stock
 equivalents (a).....................     7,344       578       --        587
Weighted average common stock and
 treasury stock repurchased..........       --        --    (14,172)      (80)
                                      --------- --------- ---------  --------
Weighted average common stock
 outstanding, net of treasury stock,
 end of period.......................   127,657    17,395   101,480    17,413
                                      ========= ========= =========  ========
Income (loss) per common share.......  $ 0.05      $ 0.73  $ (0.01)    $ 1.85
                                      ========= ========= =========  ========

--------
(a) As of December 31, 1998, the Company had options outstanding to purchase
    33.3 million shares of common stock that were excluded from the diluted earnings per share computation for the nine months ended December 31, 1998 as the effect of their inclusion would have been antidilutive with respect to losses per share.

   The income (loss) per share and weighted average common shares outstanding for the periods ending December 31, 1998 are based on the Company's recapitalized structure. The income per share for the periods ending December 31, 1997 is based on the Company's capital structure at that time (prior to the Merger).

K. Intangible Assets

   Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                          December 31, March 31,
                                                              1998       1998
                                                          ------------ ---------
      Product technology.................................   $17,042     $17,042
      Excess of cost over net assets acquired............    50,972      32,478
      Other intangible assets............................    13,307      13,307
                                                            -------     -------
                                                             81,321      62,827
      Less accumulated amortization......................    27,929      23,232
                                                            -------     -------
        Total............................................   $53,392     $39,595
                                                            =======     =======

L. Other Assets

   In connection with the Merger, the Company incurred financing fees which will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. See Note M. Debt. In addition, the deferred tax asset increased primarily as a result of certain compensation charges relating to stock option cancellation payments in connection with the Merger.

   The detail of Other Assets is as follows:

                                                         December 31, March 31,
                                                             1998       1998
                                                         ------------ ---------
      Deferred financing fees...........................   $25,591     $   --
      Deferred tax asset................................    22,809      17,084
      Other assets......................................     5,509       4,489
                                                           -------     -------
        Total other assets..............................   $53,909     $21,573
                                                           =======     =======

M. Debt

   Long-term debt is summarized below:

                                                          December 31, March 31,
                                                              1998       1998
                                                          ------------ ---------
      Senior secured credit facilities...................   $261,000     $--
      Senior subordinated notes..........................    275,000      --
      Capitalized leases.................................        404      233
                                                            --------     ----
        Total debt.......................................    536,404      233
          Less current portion...........................      8,235      150
                                                            --------     ----
      Long-term debt.....................................   $528,169     $ 83
                                                            ========     ====

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

   In connection with the Merger and related transactions, Dynatech LLC became the primary obligor with respect to the Senior Secured Credit Facility and the Senior Subordinated Notes. See Note D. Financial Position of Dynatech Corporation and Dynatech LLC. Dynatech Corporation has guaranteed the Senior Secured Credit Facilities and the Senior Subordinated Notes.

   Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. During fiscal 1999 the Company is required to make mandatory principal payments of $8 million of which $6 million was repaid during the first nine months of fiscal 1999. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including the amortization of deferred debt issuance costs is expected to be approximately $47 million in fiscal 1999.

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

   The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.5% per annum for the period commencing May 21, 1998 and ending December 31, 1998, and is expected to be approximately 8.3% per annum for the period commencing January 1, 1999 and ending March 31, 1999. However, the Company has entered into interest rate swaps which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.71% plus an applicable margin. See Note N. Interest Rate Swaps. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

   Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May, 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At December 31, 1998, the undrawn portion of this facility was $103 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior

Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

   Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures, and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude Dynatech LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in Dynatech LLC), except in limited circumstances. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Secured Credit Facilities (other than the $50 million tranche A term loan) are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

N. Interest Rate Swaps

   The Company uses interest rate swap agreements to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements will be recognized as an adjustment to interest expense related to the debt. At December 31, 1998 the Company had four interest rate swap agreements (three of which commenced September 30, 1998 and will end September 30, 2001) (with notional amounts totaling $195 million) under which the Company will pay fixed rates of 5.85%, 5.845% and 5.8375%, respectively, and will receive three-month LIBOR. The fourth interest rate swap agreement commenced on October 16, 1998 and will end October 16, 2000 for a notional amount of $25 million. The Company will pay a fixed rate of 4.715% and will receive three-month LIBOR.

O. Unearned Compensation

   On July 15, 1998, the Company granted non-qualified options to certain key employees to purchase 14.3 million shares of common stock at an exercise price lower than fair market value. The Company has historically granted options at a price equal to the closing market price on the date of the grant.

   Unearned compensation related to these options of $9.7 million was recorded within shareholders' equity (deficit) and will be charged to expense over a five-year vesting period. As of December 31, 1998, the unamortized portion of the total compensation expense was $8.6 million.

P. Shareholders' Equity (Deficit)

  The following is a summary of changes in shareholders' equity (deficit) for the period ended December 31, 1998.

                      Number of Shares                                              Cumulative                 Total
                      -----------------         Additional Retained                    Other               Shareholders'
                      Common   Treasury Common   Paid-In    Earnings    Unearned   Comprehensive Treasury      Equity
                       Stock    Stock   Stock    Capital   (Deficit)  Compensation     Loss       Stock      (Deficit)
                      -------  -------- ------  ---------- ---------  ------------ ------------- --------  -------------
Balance at 3/31/98..   18,605   (1,741) $3,721   $  7,647  $ 237,282                  $(1,600)   $(44,931)   $ 202,119
 Net loss...........                                          (1,323)                                           (1,323)
 Translation
  adjustments.......                                                                       68                       68
 Exercise of stock
  options and other
  issuances.........      408       59               (143)                                          1,946        1,803
Recapitalization-
related costs:
 Common stock
  repurchased.......  (18,605)   1,682  (3,721)    (7,269)  (873,668)                              42,985     (841,673)
 Issuance of new
  stock, net of
  fees..............  120,251                     298,148                                                      298,148
 Stock option
  expense...........                               14,640                                                       14,640
 Unearned
  compensation......                                9,559               $(9,559)                                   --
 Amortization of
  unearned
  compensation......                                                        977                                    977
                      -------   ------  ------   --------  ---------    -------       -------    --------    ---------
Balance at
 12/31/98...........  120,659        0  $    0   $322,582  $(637,709)   $(8,582)      $(1,532)   $      0    $(325,241)
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

   As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), holds approximately 92.3% of the Recapitalized Common Stock. John F. Reno, the Chairman, President and Chief Executive Officer of the Company, together with two family trusts, holds approximately 0.7% of the Recapitalized Common Stock and other stockholders hold approximately 7.0% of the Recapitalized Common Stock.

   In connection with the Merger and related transactions, Dynatech LLC (formerly known as Telecommunications Techniques Co., LLC), Dynatech Corporation's wholly owned subsidiary ("Dynatech LLC"), became the primary obligor (and Dynatech Corporation, a guarantor) with respect to indebtedness of Dynatech Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Senior Secured Credit Facilities referred to elsewhere in this report.

   Dynatech Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Dynatech Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Dynatech LLC. See "Capital Resources and Liquidity." Accordingly, the condensed consolidated financial statements of Dynatech Corporation, presented in this report, are not materially different from those of Dynatech LLC. Management has not included separate financial statements of Dynatech LLC because management has determined that they would not be material to holders of the Senior Subordinated Notes or to the holders of Dynatech Corporation's common stock. Dynatech LLC is subject, under the agreements governing its indebtedness, to prohibitions on its ability to make distributions to Dynatech Corporation (with limited exceptions) and other significant restrictions on its operations. See "Capital Resources and Liquidity."

   Acquisition. On June 19, 1998 the Company, through one of its indirect wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout, which resulted in approximately $18 million of goodwill. The acquisition was accounted for using the purchase method of accounting. Pacific designs and manufactures customer-specified avionics and integrated cabin management equipment for the corporate and general aviation market.

   Divestiture. On June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

Current Trends

   Growth rates of enterprises engaged in the manufacture and provision of telecommunications equipment and services will likely be affected by the current trend of consolidation among such enterprises. In addition, particularly in the near term, recent capital market volatility and reduced financing availability may affect growth rates for certain customers, particularly those that may be highly leveraged with significant capital requirements and those that are located in emerging markets, as well as growth of the economy in general. Any resulting slowdown in such growth could result in delays or reductions of orders for the Company's products, and accordingly affect the Company's own growth.

   In the shorter term, the Company believes that such consolidation is being reflected in delays in orders for certain of the Company's test products as consolidating companies integrate or coordinate their purchasing practices. Conversely, the Company has experienced a recent influx of large orders from certain of the Regional Bell Operating Companies ("RBOCs") for the Company's ruggedized laptop computers.

   In the Company's largest business, communications test, sales have been relatively flat for the nine month period ended December 31, 1998 (a decrease of 1.4%), compared to the same period a year ago. The Company cannot predict whether growth will continue at historical rates in either its own business or in the markets in which it participates, due in part to recent global economic events.

   Itronix, as a manufacturer of ruggedized portable computing and communications hardware, generally has lower margins than the Company's other businesses. As a result, profitability of the Company's industrial computing and communications business is lower than the average profitability of the Company's other businesses.

   Itronix had been facing significant manufacturing and marketing challenges earlier in this fiscal year, as well as in fiscal 1998. The Company has taken several steps designed to improve the operating performance of Itronix, including programs designed to reduce costs and streamline manufacturing, as well as a change in Itronix senior management. During the third quarter Itronix received orders totaling more than $72 million, primarily from two RBOCs. As a result, Itronix's performance during the third quarter has significantly improved. However, results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of the timing and size of such customers' orders.

   Growth at ICS in the near term is expected to lag behind historical growth rates. The Company is assessing the current market trend for these products.

Results of Operations

 Three Months Ended December 31, 1998 as compared to Three Months Ended December 31, 1997.

   Sales. Consolidated sales increased $3.7 million or 2.7% to $136.8 million for the three months ended December 31, 1998 as compared to $133.1 million for the same period last year.

   Sales of communications test products decreased $3.9 million to $66.3 million or 5.5% for the three months ended December 31, 1998 as compared to $70.2 million for the same period last year. The Company has been experiencing a decrease in demand for its core instruments which has been partially offset by an increase in demand for its systems and services.

   Sales for industrial computing and communications products increased $3.1 million to $46.6 million or 7.1% for the three months ended December 31, 1998 as compared to $43.5 million from the same period last year. During the quarter the Company shipped a higher number of ruggedized laptop computers as a result of the strong order rate and backlog position at Itronix. This higher shipping volume was offset by fewer shipments of its rack-mounted computers.

   Sales of visual communications products increased $4.4 million to $23.9 million or 22.9% for the three months ended December 31, 1998 as compared to $19.4 million from the same period last year. The increase was primarily attributable to the continued demand for the Company's real-time flight information passenger video displays. In addition, the Company also incurred additional sales from Pacific which were slightly offset by the reduction in sales from the divestiture of ComCoTec.

   Gross Profit. Consolidated gross profit increased $1.9 million to $76.7 million or 56.1% of consolidated sales for the three months ended December 31, 1998 as compared to $74.9 million or 56.2% of consolidated sales for the same period a year ago. The percentage decrease was attributable to a change in the product mix as the Company shipped more industrial computing and communications products during the quarter which are sold at lower gross margins. However, selling prices and costs of sales across the Company's product lines remained at levels similar to those during the same period last year.

   Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; product development expense; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $51.8 million or 37.8% of consolidated sales as compared to $54.4 million or 40.9% of consolidated sales for the same period last year. The decrease in operating expenses during the quarter was primarily attributable to greater expense control throughout the corporation.

   Selling, general and administrative expense was $36.3 million or 26.6% of consolidated sales for the three months ended December 31, 1998, compared to $38.5 million or 28.9% of consolidated sales for the same period a year ago. The decrease was primarily attributable to cost containment programs as the Company continues to respond to the leveling of incoming orders for some of the Company's products.

   Product development expense was $13.2 million or 9.7% of consolidated sales for the three months ended December 31, 1998 as compared to $14.5 million or 10.9% of consolidated sales for the same period last year. The decrease was due primarily to the timing of expenses for ongoing research and development programs.

   Amortization of intangibles was $1.6 million or 1.2% of consolidated sales for the three months ended December 31, 1998 as compared to $1.4 million or 1.1% of consolidated sales for the same period last year. The increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific in June, 1998.

   Amortization of unearned compensation of $0.6 million relates to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that were issued in July, 1998 at a grant price lower than fair market value.

   Operating income. Operating income increased 22.2% to $25.0 million or 18.2% of consolidated sales for the three months ended December 31, 1998 as compared to $20.4 million or 15.3% of consolidated sales for the same period a year ago. The increase is primarily attributable to the increase in sales and the reduction in operating expenses.

   Interest. Interest expense, net of interest income, was $12.3 million for the third quarter of fiscal 1999 as compared to net interest income of $0.7 million for the same period last year. The increase in net interest expense was attributable to the debt incurred in connection with the Merger. Also included in interest expense is $0.8 million of amortization expense related to deferred debt issuance costs.

   Income before income taxes. Income before income taxes for the three months of fiscal 1999 decreased 42% to $12.4 million, or 9% of consolidated sales as compared to $21.4 million or 16% of consolidated sales for the same period last year. The decrease was primarily attributable to an increase in interest expense incurred in connection with the Merger, offset by higher gross profit and lower operating expenses.

   Taxes. The effective tax rate for the third quarter of fiscal 1999 was 44.0%, compared to 40.5% for the same period a year ago. The increase is due to permanent differences arising as a result of the accounting for the Merger.

   Net income. Net income decreased $5.8 million to $6.9 million or $0.05 per share on a diluted basis for the three months ended December 31, 1998 as compared to $12.7 million or $0.73 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the additional interest expense incurred in connection with the Merger which was offset by higher sales and lower operating expenses during the third quarter of fiscal 1999. The reduction in earnings per share is also attributable to a higher number of common shares outstanding in connection with the Merger.

 Nine Months Ended December 31, 1998 as compared to Nine Months Ended December 31, 1997

   Sales. Consolidated sales increased $16.2 million or 4.6% to $369.5 million for the nine months ended December 31, 1998 as compared to $353.3 million for the same period last year.

   Sales of communications test products decreased $2.7 million to $182.2 million or 1.4% for the nine months ended December 31, 1998 as compared to $184.9 million from the same period last year. The decrease was primarily a result of the slowdown of orders from the RBOCs.

   Sales for industrial computing and communications products increased $8.7 million to $119.7 million or 7.8% for the nine months ended December 31, 1998 as compared to $111.0 million from the same period last year. The increase was attributable to increased sales for the Company's ruggedized laptops which was partially offset by a decrease in shipments of the Company's rack-mounted computers.

   Sales of visual communications products increased $10.2 million to $67.6 million or 17.7% for the nine months ended December 31, 1998 as compared to $57.5 million from the same period last year. The increase was primarily attributable to sales for the Company's real-time flight information passenger video displays, which continued to be strong, as well as increased sales from Pacific. Offsetting this increase were lower sales for graphical user-interface
(GUI) products as well as a reduction in sales from the sale of ComCoTec.

   Gross Profit. Consolidated gross profit increased $9.1 million to $210.7 million or 57.0% of consolidated sales for the nine months ended December 31, 1998 as compared to $201.6 million or 57.1% of consolidated sales for the same period a year ago, due primarily to an increased volume of shipments of products.

   Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; product development expense; recapitalization-related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $196.9 million or 53.3% of consolidated sales for the nine months ended December 31, 1998 as compared to $149.4 million or 42.3% of consolidated sales for the same period last year. Included in the operating expenses for the nine months ended December 31, 1998 were $43.4 million of expenses related to the Recapitalization, primarily for the option cancellation payments. Excluding these Recapitalization-related expenses, operating expenses for the nine months ended December 31, 1998 were $153.5 million or 41.5% of consolidated sales.

   Selling, general and administrative expense was $107.5 million or 29.1% of consolidated sales for the nine months ended December 31, 1998, compared to $103.5 million or 29.3% of consolidated sales for the same period a year ago. The Company continued to manage its selling, general and administrative expenses to ensure that these expenses increase at a slower rate than sales growth.

   Product development expense was $40.3 million or 10.9% of consolidated sales for the nine months ended December 31, 1998 as compared to $41.6 million or 11.8% of consolidated sales for the same period last year.

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

   Amortization of intangibles was $4.7 million or 1.3% of consolidated sales for the nine months ended December 31, 1998 as compared to $4.3 million or 1.2% of consolidated sales for the same period last year. The dollar increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific.

   Amortization of unearned compensation of $1.0 million relates to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that were issued in July, 1998 at a grant price lower than fair market value.

   Operating income (loss). Operating income decreased 73.6% to $13.8 million or 3.7% of consolidated sales for the nine months ended December 31, 1998 as compared to $52.2 million or 14.8% of consolidated sales for the same period a year ago. The loss is primarily attributable to the Recapitalization-related costs in connection with the Merger. Excluding these expenses, the Company generated operating income of $57.2 million or 15.5% of consolidated sales. The percentage increase was primarily attributable to lower operating expenses described above.

   Interest. Interest expense, net of interest income, was $30.2 million for the first nine months of fiscal 1999 as compared to net interest income of $1.3 million for the same period last year. The increase in net interest expense was attributable to the debt incurred in connection with the Merger on May 21, 1998. Also included in interest expense is $1.8 million of amortization expense related to deferred debt issuance costs.

   Gain on sale of subsidiary. On June 30, 1998 the Company sold the assets of ComCoTec for $21 million which resulted in a gain of $15.9 million.

   Income (loss) before income taxes. The Company incurred a loss before income taxes of $0.8 million for the nine months ended December 31, 1998 as compared to income before income taxes of $54.2 million for the same period last year. The loss is primarily due to an increase in interest expense and to the one-time Recapitalization-related costs which were in part offset by the gain on the sale of ComCoTec. Excluding the one-time charge and gain, income before income taxes for the nine months ended December 31, 1998 was $26.6 million or 7.2% of consolidated sales. The decrease is primarily due to additional interest expense offset in part by higher sales.

   Taxes. The effective tax rate for the first nine months of fiscal 1999 was 58% compared to a tax rate of 40.5% for the same period a year ago due to the permanent differences arising as a result of the accounting for the recapitalization, and a smaller amount of income (loss) before income taxes, which magnified the effect of such permanent differences.

   Net income (loss). Net income decreased $33.6 million to a net loss of $1.3 million or ($0.01) per share on a diluted basis for the nine months ended December 31, 1998 as compared to net income of $32.2 million or $1.85 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the additional interest expense and the Recapitalization-related expenses incurred in connection with the Merger, offset by the gain on the sale of ComCoTec.

   Backlog. Backlog at December 31, 1998 was $142.4 million, an increase of $63.3 million over the backlog at March 31, 1998. The increase is due primarily to the significant orders received at Itronix.

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

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of December 31, 1998, the Company had $536.4 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $254.0 million in borrowings under the Term Loan Facility and $7.0 million in borrowings under the new Revolving Credit Facility.

   Cash flows. The Company's cash and cash equivalents decreased $28.4 million during the first nine months of fiscal 1999 principally due to the Recapitalization of the Company and repayment of debt.

   Working capital. During the first nine months of fiscal 1999, the Company's working capital increased as its operating assets and liabilities provided an $8.6 million source of cash, excluding the acquisition of Pacific. Inventory levels decreased, creating a source of cash of $8.1 million, due primarily to better inventory management at the Company's industrial computing and communications operations. Accounts receivable increased, creating a use of cash of approximately $19.8 million, due in part to the large increase in shipments at the end of the quarter as well as an increase in deferred service contract billings. Other current assets decreased, creating a source of cash of $2.4 million mainly due to the recognition of expenses previously capitalized in connection with the Merger. Accounts payable decreased, creating a use of cash of $1.0 million as a result of the timing of the payment of bills. Other current liabilities increased, creating a source of cash of $19.0 million. This is due to the increase in deferred service contract revenue; the accrual of interest on the debt incurred in connection with the recapitalization; and the accrual of expenses related to the final phase of the Merger.

   Investing activities. The Company's investing activities used a total of $10.8 million during the first nine months of fiscal 1999 primarily for the purchase and replacement of property and equipment and the payment of an earnout incentive related to the fiscal 1998 operating results of Advent Design, Inc., a subsidiary purchased in March, 1997. Also included in this total are the proceeds received from the sale of ComCoTec, offset by the cash purchase price for Pacific. The Company's capital expenditures were $7.4 million compared with $11.0 million for the same period last year. The decrease is primarily due to the timing of certain capital expenditure purchases. The Company anticipates capital expenditures to be approximately 30% below fiscal 1998 levels, primarily as a result of the reduction of commitments at the Company's test and industrial computing businesses.

   Debt and equity. The Company's financing activities used $33.6 million in cash during the first nine months of fiscal 1999, due mainly to the Merger.

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

   In connection with the Merger and related transactions, Dynatech LLC became the primary obligor with respect to the Senior Secured Credit Facility and the Senior Subordinated Notes. See Note D. Financial Position of Dynatech Corporation and Dynatech LLC. Dynatech Corporation has guaranteed the Senior Secured Credit Facilities and the Senior Subordinated Notes.

   Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. During fiscal 1999 the Company is required to make mandatory principal payments of $8 million of which $6 million was repaid during the first nine months of fiscal 1999. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including the amortization of deferred debt issuance costs is expected to be approximately $47 million in fiscal 1999.

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

   The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.5% per annum for the period commencing May 21, 1998 and ending December 31, 1998, and is expected to be approximately 8.3% per annum for the period commencing January 1, 1999 and ending March 31, 1999. However, the Company has entered into interest rate swaps which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.71% plus an applicable margin. See Note N. Interest Rate Swaps to the notes to condensed consolidated financial statements provided elsewhere in this report. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

   Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May, 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At December 31, 1998, the undrawn portion of this facility was $103 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior

Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

   Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures and both the Senior Secured Credit Facilities and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude Dynatech LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in Dynatech LLC), except in limited circumstances. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Secured Credit Facilities (other than the $50 million tranche A term loan) are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

Year 2000

   Broadly speaking, Year 2000 issues may arise when certain computer programs use only two digits to refer to a year or to recognize a year. As a result, computers that are not Year 2000 compliant may read the date 2000 as 1900. The Company is aware that Year 2000 issues could adversely impact its operations, and as detailed below, has commenced a process intended to address Year 2000 issues that the Company has been able to identify. The Company's program for addressing Year 2000 issues at each of its businesses generally comprises the following phases: inventory, assessment, testing and remediation. The scope of this program includes the review of the Company's products, information technology ("IT") systems, non-IT and embedded systems, and vendors/supply chain.

   State of Readiness. Management at each of the Company's businesses has commenced a review of its computer systems and products to assess exposure to Year 2000 issues. The review process is being conducted by employees with expertise in information technology as well as engineers familiar with non-IT systems, and focuses on both the Company's internal systems and its existing and installed base of products. Although the Company has used the services of consultants to a limited extent in connection with its assessment of some Year 2000 issues, it has not used independent verification and validation processes in the testing of its systems and products. As of December 31, 1998, the Company had conducted an inventory and test of its existing significant internal systems with regard to Year 2000 issues. The Company anticipates that additional testing and remediation of these systems will continue through June, 1999.

   As of December 31, 1998, the Company had conducted an inventory of its existing products. The Company anticipates that it will complete its inventory of its installed base of products by March 31, 1999. In particular, it is anticipated that significant focus and resources will be required for the assessment, testing and remediation process for the Industrial Computer Source existing product line and installed base of products. In determining state of readiness the Company has adopted the following definition:

   Year 2000 readiness means the intended functionality of a product, when used in accordance with its associated documentation, will correctly process, provide and/or receive date-data in and between the years

1999 and 2000, including leap year calculations, provided that all other products and systems (for example, hardware, software and firmware) used with the product properly exchange accurate date-data with it.

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

   The targeted completion date for the review and remediation process for the communications test business, the Company's largest, is June, 1999. As of December 31, 1998, the communications test business had completed the inventory, assessment and testing of its existing products. Management does not consider data time fields to be critical to the functionality of the Company's communications test products. For the Company's other product categories, which may employ data time fields in areas that are critical to product functionality, completion dates are targeted on or prior to June, 1999 for testing and remediation.

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

   Year 2000 Risks and Related Plans. While the Company expects to make the necessary modifications of changes to both its internal IT and non-IT systems and existing product base in a timely fashion, there can be no assurance that the Company's internal systems and existing or installed base of products will not be materially adversely affected by the advent of Year 2000. Certain of the Company's products are used, in conjunction with products of other companies, in applications that may be critical to the operations of its customers. Any product non-readiness, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers or others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

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

The Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges for non-cash transactions.

   As of January 1, 1999, the participating countries no longer controlled their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

   Following introduction of the euro, the legacy currencies remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency.

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

Exchange Offer of Senior Subordinated Notes

   On October 8, 1998, Dynatech LLC commenced an offer to exchange, for the Senior Subordinated Notes, notes that are registered under the Securities Act of 1933 and that have materially identical terms (with minor exceptions relating to payment of additional interest and registration rights). All of the existing notes originally issued were tendered and exchanged for new notes.

                           PART II. Other Information

Item 1. Legal Proceedings

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. Litigation is on-going. The Company intends to defend the lawsuit vigorously and does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

 Exhibit
 Number  Description
 ------- -----------
 3.1     Certificate of Amendment of Certificate of Formation of
         Telecommunications Techniques Co., LLC, filed with the Secretary of
         State of Delaware on December 21, 1998.
 10.1    Amended and Restated Employment Agreement, entered into November 1,
         1998, by and between Dynatech Corporation and John F. Reno.
 10.2    Amended and Restated Employment Agreement, entered into November 1,
         1998, by and between Dynatech Corporation and Allan M. Kline.
 10.3    Amended and Restated Employment Agreement, entered into November 1,
         1998, by and between Dynatech Corporation and John R. Peeler.
 27      Financial Data Schedule.

   (b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNATECH CORPORATION

Date February 3, 1999                     /s/ ALLAN M. KLINE
                                          _____________________________________
                                          Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer

Date February 3, 1999                     /s/ ROBERT W. WOODBURY, JR.
                                          _____________________________________
                                          Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer