Form 10-K405
period 1999-03-31
DYNATECH CORP
filed 1999-06-14
CIK 30841

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1999

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At May 20, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $33,352,688.25.

  At May 20, 1999 there were 120,673,048 shares of Common Stock of the registrant outstanding.

  Documents Incorporated By Reference:

  Portions of the proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Item 1. Business

  Incorporated in Massachusetts in 1959, Dynatech Corporation has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. As used in this Form 10-K, the "Company" refers to Dynatech Corporation, or, as the context requires, Dynatech Corporation and its subsidiaries.

  On May 21, 1998 CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Old Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Common Stock.

  As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V") holds approximately 91.8% of the Common Stock. John F. Reno, the former Chairman, President and Chief Executive of the Company together with two family trusts holds approximately 1.0% of the Common Stock and other stockholders hold approximately 7.2% of the Common Stock.

  On May 19, 1999, the Company's then Chairman, President and Chief Executive Officer, John F. Reno, announced his retirement. Ned C. Lautenbach, a principal of CDR, was named to replace Mr. Reno as Chairman, President and Chief Executive Officer.

                                  THE COMPANY

  The Company develops, manufactures and sells market-leading test, analysis, communications and computing equipment in three product categories:

  . Communications Test. The Company believes that the TTC division ("TTC") of Dynatech LLC (formerly known as Telecommunication Techniques Co.,
     LLC), a subsidiary of the Company, is the third largest U.S. provider of communications test instruments (by U.S. sales). TTC provides products to communications service providers (such as the Regional Bell Operating Companies ("RBOCs"), long-distance companies and competitive access providers), service users (such as large corporate and government network operators), and manufacturers of communications equipment and systems. TTC's broad test and analysis product line ranges from portable units (used by field service technicians to test telephone and data communications lines and services) to centralized test and monitoring systems installed in telephone company central offices. TTC's communications test business accounted for 46% of the Company's sales (or approximately $239.0 million) for the fiscal year ended March 31, 1999.

  . Industrial Computing and Communications. The Company addresses two areas of the North American ruggedized computer market. Industrial Computer Source ("ICS") is the only significant direct marketer of computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments such as production facilities. ICS markets to engineers, scientists and production managers through its widely recognized Industrial Computer Source-Book catalogs. Itronix Corporation ("Itronix") sells ruggedized portable communications and computing devices used by field-service workers for telephone companies, utilities, insurance companies and other organizations with large field-service workforces. The Company's industrial computing and communications business accounted for 37% of the Company's sales (or approximately $193.3 million) for the fiscal year ended March 31, 1999.

  . Visual Communications. The Company's visual communications business consists principally of two market-leading niche-focused subsidiaries:
     (i) Airshow, Inc. ("AIRSHOW") is a leader in passenger cabin video information display systems and information services for the general and commercial aviation markets; and (ii) da Vinci Systems, Inc. ("da Vinci") is a leader in digital color enhancement systems used in the process of transferring film images into electronic signals--a process commonly used to transfer film images to video for use in the production of television commercials and programming. The Company's visual communications business accounted for 17% of the Company's sales (or approximately $90.6 million) for the fiscal year ended March 31, 1999.

  For the fiscal year ended March 31, 1999, the Company generated sales of $522.9 million.

Industry Overview

 Communications Test

  Market Overview. Test instruments are used in the design, manufacturing, installation and maintenance of communications equipment and networks. Test and monitoring systems automate the process of detecting, isolating and resolving faults within a communications network. TTC currently addresses the test instruments market, primarily in North America, and has begun to address segments within the test and monitoring systems market.

  Given the growth of communications networks, the multiplicity of communications technologies and the broad range of applications at various points in a network, there are numerous different tests and analyses necessary for communications service providers and users to install, maintain and troubleshoot communications networks. As a result, the communications test instrument market is highly fragmented with many competitors, most of which address only selected niches within the overall market. A small number of larger companies compete in many segments of the overall market, including Hewlett-Packard Company, which the Company believes is the worldwide overall market leader and which competes in many of the same segments as the Company. Other significant participants in the overall market include Tektronix, Inc. and Wavetek Wandel Goltermann.

 Industrial Computing and Communications

  The Company's industrial computing and communications business addresses two markets: (i) the market for ruggedized rack-mounted computers, which is characterized by thousands of smaller customers who typically order fewer than ten units each, and (ii) the market for ruggedized portable computers, which is characterized by a more concentrated group of larger customers that typically order large quantities of units.

  Ruggedized Rack-Mounted Computers. The Company believes that the global market for ruggedized industrial computer products is split roughly evenly between North America and the rest of the world. The market consists of sales of (i) modular component products, which include chassis and CPUs sold separately and integrated by the customer, and (ii) fully integrated systems, which consist of a considerably broader product offering that is fully integrated into complete systems prior to sale. ICS competes primarily in the fully integrated systems segment of the market and focuses on the direct marketing of its products to engineers and scientists, purchasing one to ten units through its catalogs, utilizing a proprietary database developed over many years. In ICS's target market, ICS's principal competitors include Texas Microsystems Inc., the I-Bus Division of Maxwell Technologies, Inc., American Advantech Corp. and Diversified Technology, Inc. Other significant competitors in the overall market include IBM and Siemens AG.

  Ruggedized Portable Computers. The market for ruggedized portable computers consists of customers with large mobile workforces in industries such as telecommunications, utilities, insurance and others that employ service and maintenance technicians for a variety of products. In this market, because of the relatively small number of customers with large field-service work forces, the timing and size of whose orders are irregular, growth rates vary widely. Ruggedized portable computers provide field workers with the ability to install, diagnose and maintain company and customer equipment and collect critical information from remote locations. The critical feature of ruggedized portable computers is the ability to operate reliably in adverse environments and work conditions while withstanding mechanical shock, vibration, moisture and extreme temperatures. Itronix is a market leader in sales to U.S. telecommunications service providers, whose large field service personnel require portable computers to collect data from various remote locations. Itronix's competitors in the fully-ruggedized portable notebook computer market include Panasonic Industrial Co. (which the Company believes is the worldwide market leader) and a number of smaller competitors, as well as competition from manufacturers of competing mass-market "semi-rugged" mobile computers, which constrains the pricing of premium portable ruggedized products like Itronix's. Producers of ruggedized portable computers also face indirect competition from off-the-shelf portable computers and single-purpose diagnostic and data collection instruments.

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

  TTC's test instrument products address two key categories of applications in communications networks: (i) transmission testing between service providers' central offices ("digital transport") and between a service provider's central office and its customers (the "local loop"), and (ii) data services testing by both service providers and users of a broad range of technologies and services delivered principally to business customers. In addition, TTC continues to expand its product offerings for the communications test and monitoring systems market.

  Transmission Testing. TTC produces a wide range of products that test and monitor the physical transmission of voice and data signals across a service provider's network of transmission circuits, cables, connectors and related network components in the central office and local loop. Domestic and international service providers use TTC's transport test products to install and maintain high-speed transmission circuits. Service providers have employed such circuits as inter-office links to connect voice and data transmission between long-distance carriers, local exchange carriers and wireless carriers. More recently, transmission circuits employing newer technologies, such as ISDN, SONET, DWDM (Dense Wave Division Multiplexing) and ATM, have been proliferating as more analog networks are being upgraded as customers demand improvements to facilitate high-speed data transmission. TTC's products cover most widely accepted existing and emerging technologies in its markets, with average selling prices ranging from $2,000 for a handheld unit to $45,000 for a fully-featured portable instrument to $70,000 for a test system.

  Service providers use TTC's local loop test products to install and maintain voice telephone services, ISDN, ADSL, digital data system ("DDS"), T1 lines, and fiber optic facilities between the service providers' local central offices and the customers' premises. For example, technicians use products such as the T-BERD 209OSP, a ruggedized field service test set, to perform fault location and data quality testing of voice or data circuits in the local loop. With the increased competition among service providers and the attendant workforce downsizing of incumbent local service providers such as the RBOCs, TTC designs its local loop test products to assist such customers in improving service quality and productivity while reducing costs.

  Data Services Testing. TTC's data services products test communications technologies and services employed primarily by businesses, including their physical transmission facilities, voice services, and data services such as ATM, frame relay, Internet Protocol ("IP") and ISDN. TTC's FIREBERD data communications analyzers, for example, measure performance of a wide range of network transmission equipment utilized on a business customer's premises and have a modular construction to facilitate simple upgrades as new technologies and services are employed. TTC's FIREBERD 500 Internetwork Analyzer monitors and tests network traffic between a LAN and WAN and can analyze numerous communications protocols such as Voice-Over-IP ("VoIP"). In addition, TTC manufactures portable, hand-held test instruments that enable service technicians to install or repair networks.

  Communications Test and Monitoring Systems. TTC historically has focused on the communications test instrument market, which continues to account for the predominance of TTC's sales. However, TTC has been developing products to address the communications test and monitoring systems market. For example, the CENTEST 650 was developed to automate the monitoring and testing of DS0, DS1 and DS3 signals so that service providers can identify network trouble spots quickly and direct mobile repair crews more efficiently from a central location. In addition, TTC is devoting significant resources to develop additional products for the communications test and monitoring systems market.

  TTC's sales were $211.3 million in fiscal 1997, $240.4 million in fiscal 1998, and $238.9 million in fiscal 1999.

 Industrial Computing and Communications

  Overview. The Company's industrial computing and communications business consists of two subsidiaries addressing different areas of the ruggedized computer market: (1) ICS, primarily a direct marketer of rack-mounted computer products and systems used by engineers, scientists and others in industrial or otherwise harsh operating environments, and (2) Itronix, acquired by the Company in December 1996, which produces mobile computing and communications devices used by companies with field service organizations such as telephone companies and utilities. ICS generally sells to thousands of small accounts, which typically order fewer than ten units, whereas Itronix sells to a more concentrated group of large organizations that typically order large quantities of units.

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

  Growth at ICS during fiscal 1999 lagged behind historical growth rates, and as a result, the Company implemented a change in senior management at ICS as well as modified the way it markets and sells its products. For example, ICS implemented a web site for on-line ordering designed to better match the current market demands and to assist ICS in returning to growing at its historical rates.

  Itronix. Itronix supplies portable, networked notebook computing and communications devices used by field-service technicians in the U.S. telecommunications industry. These products are carried by field-service technicians who use them in a broad range of environments to communicate-- either through wireline or wireless connections--to a central office. Customers use Itronix's mobile computing products to automate dispatching, work management and field reporting processes.

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

  During fiscal 1997 and 1998 Itronix was facing significant manufacturing and marketing challenges. Management implemented a plan to (i) reduce manufacturing costs by renegotiating component costs, outsourcing non-core manufacturing activities and redesigning its products and (ii) reposition its premium niche against new market competition from "semi-rugged" and mass market products. During the third quarter of fiscal 1999 Itronix received orders totaling more than $72 million, primarily from two RBOCs. As a result, Itronix's performance during the third and fourth quarters of fiscal 1999 significantly improved. However, results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of timing and size of such customers' orders.

  Industrial Computing and Communications businesses sales were $142.2 million in fiscal 1997 on a pro forma basis, $155.0 million in fiscal 1998 and $193.3 million in fiscal 1999.

 Visual Communications

  Overview. The Company's principal visual communications businesses are AIRSHOW and da Vinci. The Company's total visual communications sales were $72.8 million in fiscal 1997, $77.5 million in fiscal 1998, and $90.6 million in fiscal 1999.

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

  The AIRSHOW moving map system and real-time flight information passenger video displays are offered across general and commercial aviation markets with variations in equipment interface for different aircraft and video systems types. The AIRSHOW Network is an extension of the moving map system and includes a real-time data communications system. AIRSHOW Network is now offered as an option by leading corporate aircraft manufacturers such as Bombardier Inc., The Cessna Aircraft Company, Inc., Dassault Falcon Jet Corp., and Gulfstream Aerospace Corporation. The AIRSHOW TV service provides for reception of direct broadcast satellite TV aboard general aviation aircraft which operate within the continental U.S.

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

  Other Subsidiaries. At March 31, 1999, the Company's other visual communications subsidiary is: DataViews, which provides tools for software developers. During fiscal year 1999, two other subsidiaries ceased operating:
ComCoTec, which was sold in June 1998; and Parallax Graphics, Inc., which ceased full operation in December 1997, was closed in December 1998.

Product Development

  For each of the Company's businesses, the development of new and enhanced products is a key element of its strategy--designed to further penetrate served markets--address new markets and reduce costs. From the beginning of fiscal 1997 through fiscal 1999, consolidated product development expense was approximately $152.3 million, representing an average of 11.2% of sales per year. Consolidated product development expense was 11.9% of sales ($43.3 million) in fiscal 1997, 11.6% of sales ($55.0 million) in fiscal 1998 and 10.3% of sales ($54.0 million) in fiscal 1999. The Company anticipates product development expense in future years to continue at an average historical rate of approximately 11% of consolidated sales per year.

  From the beginning of fiscal 1997 through fiscal 1999, the Company invested approximately $94.9 million in the development of communications test products. In fiscal 1999, the Company introduced a significant number of new products at its communications test business including the TB 109XC (a subscriber loop analyzer) that enhances the service providers ability to provide their customers with higher speed internet access and improved service quality, a series of service analyzers for the international market in the TTC 2230 (a services module for the TTC 2000 Test Pad) and TPI 750E (ATM field analyzer), the first CAP and DMT based ADSL analyzer in the TPI 350DSL, and the first hand-held, battery-operated DSO through OC12 SONET Analyzer in the T-BERD 2310.

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

  The Company's sales of goods and services to various agencies of the United States federal government were approximately $17.5 million, $19.3 million, and $9.8 million in fiscal 1997, 1998, and 1999, respectively. Sales of goods and services to the agencies of the United States federal government are made pursuant to standard contracts which generally permit such agencies to cancel or revise the contracts at will.

  In fiscal 1997 and fiscal 1998, no single customer accounted for more than 10% of sales. In fiscal 1999, however, the Company recognized revenue equal to approximately 13% of consolidated sales from BellSouth Telecommunications ("BellSouth"). Due to the high level of BellSouth backlog at March 31, 1999 (approximately $40 million), the Company anticipates shipments to BellSouth in fiscal 2000 could be approximately 10% of consolidated sales. The Company does not, however, anticipate sales from BellSouth to continue at this rate in future years.

  Communications Test. In the United States, TTC markets and sells its communications test and analysis products primarily through a 160-person direct sales team comprised predominantly of engineers and technical professionals who undergo intensive initial training on TTC's and its competitors' products. Internationally, TTC employs a 50+-person direct sales team for key markets along with distributors and representatives to market and sell its products. TTC's principal customers are communications service providers (such as RBOCs, long-distance companies and competitive access providers), service users such as large corporate and government network operators, and manufacturers of communications equipment and systems.

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

Competition

  The markets in which the Company competes are highly competitive and are characterized by rapidly changing technology. Principal competitors include businesses with significant financial, development, marketing, and manufacturing resources, as well as numerous small, specialized companies. The Company believes it holds a relatively favorable position with respect to the important competitive factors in each of its markets. The Company considers rapid product development, product functionality and features, and highly trained technical sales and support staff to be key competitive factors. See "Risk Factors--Highly Competitive Markets"

International

  The Company maintains sales subsidiaries or branches for its communications test business in major countries in Western Europe and Asia and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (including exports from North America directly to foreign customers) were approximately 20%, 16% and 14% of consolidated net sales in fiscal 1997, 1998 and 1999, respectively.

  The Company's international business is subject to risks customarily found in foreign operations, such as fluctuations in currency exchange rates, import and export controls, and regulatory policies of foreign governments. A summary of the Company's sales, earnings and long-lived assets by geographic area is found in the Company's financial statements.

Discontinued Operations and Divested Businesses

  The Company engaged in a business divestiture program which began in 1994 and ended in fiscal 1997. Through this program, the Company sold 24 non-core businesses, which resulted in total proceeds to the Company of approximately $190 million, including $13.5 million in non-cash proceeds. See "Notes to Condensed Consolidated Financial Statements."

  In addition, on June 30, 1998 the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group.

Backlog

  The Company's backlog of orders at March 31, 1998 and 1999 was $79.1 million and $170.1 million, respectively, reflecting a 115% increase. The largest increase in backlog is a result of a significant increase in bookings for the Company's ruggedized laptop computers. In addition, the Company has an increased backlog for the Company's communications test products and airplane passenger video displays.

  The backlog at March 31, 1999, related to BellSouth Telecommunications, a Dynatech customer that contributed approximately 13% of total sales in fiscal 1999, was $40 million. Of the $170.1 million backlog at March 31, 1999, approximately 87% is expected to ship in fiscal 2000.

Employees

  At March 31, 1999, the Company employed approximately 2,349 people. The Company's experience has been that employees having requisite skills for the Company's purposes are generally available in the areas where its facilities are located, although there are constraints on the Company's ability to fill certain engineering positions. The Company's employees are not represented by a labor union, and the Company believes its employee relations are good.

Seasonality

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

                                 RISK FACTORS

Control by CDR Fund V

  CDR Fund V currently controls approximately 91.8% of the outstanding shares of Common Stock of the Company. As a result of its stock ownership, CDR Fund V controls the Company and has the power to elect the directors of the Company, appoint new management, and approve any action requiring approval by the stockholders of the Company, including adopting amendments to the Articles of Organization of the Company and approving any merger or sale of all or substantially all the assets of the Company. The directors so elected have the authority to effect decisions affecting the capital structure of the Company, including the incurring of additional indebtedness, the issuance of preferred stock and the declaration of dividends. Moreover, concentration of ownership by CDR Fund V of Common Stock of the Company will have the effect of requiring a third party to negotiate any acquisition of control of the Company with CDR Fund V. There can be no assurance that the interests of CDR Fund V will not conflict with the interests of investors with respect to any such transaction or otherwise.

Lack of Trading Market

  Shares of Common Stock trade only in the over-the-counter market. Although prices in respect of trades may be published by the National Association of Securities Dealers, Inc. on its electronic bulletin board and

"pink sheets," quotes for such shares may not be readily available; accordingly, the Common Stock has traded and is anticipated to continue to trade much less frequently than the Old Common Stock traded prior to the Merger, which may have a material adverse effect on the market value of Common Stock.

Termination of Exchange Act Reporting

  In connection with the Merger, the Company has agreed to continue to file periodic reports (including annual and quarterly reports) under the Securities Exchange Act of 1934, as amended, until May 21, 2003 (the "Exchange Act") unless fewer than 100 record holders of shares of Common Stock are non-affiliates of the Company or except as otherwise provided in the Agreement and Plan of Merger (the "Merger Agreement"). When the Company ceases to be obligated to be an Exchange Act reporting company under the Merger Agreement, the information now available to investors of the Company in the reports required to be filed by the Company with the Securities and Exchange Commission would not be available to them as a matter of right, although the Company may be required to report under other agreements or otherwise.

Substantial Indebtedness; Liquidity

  The Company incurred substantial indebtedness in connection with the Merger and has thereby become highly leveraged, with indebtedness that is very substantial in relation to its shareholders' equity. The Company did not have substantial indebtedness prior to the Merger (approximately $233 thousand at March 31, 1998). Although the Company repaid $8 million mandatory principal payments under its term loan facility (the "Term Loan Facility") and repaid all of the $40 million of indebtedness outstanding under its $110 million revolving credit facility (the "Revolving Credit Facility") in fiscal year 1999, at March 31, 1999 the Company had a total of $527 million of debt, outstanding. This outstanding debt consisted primarily of $275 million of the Company's 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), $252 million from term loan borrowings under the Company's Term Loan Facility, and no borrowings under the Company's Revolving Credit Facility (collectively, the "Senior Secured Credit Facilities"). The Term Loan Facility and Revolving Credit Facility are governed by a senior secured credit agreement (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations. Outstanding term loan borrowings must be repaid (or prepaid in some cases) over the remaining life of the loans. All outstanding Revolving Facility Credit borrowings will become due on March 31, 2004. Because of its working capital needs, the Company expects that it will be required at that time to enter into new revolving credit facility arrangements. No assurance can be given that any extension, renewal, replacement or refinancing of the Company's Revolving Credit Facility can be successfully accomplished or accomplished on acceptable terms. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's high debt levels may have important consequences for the Company, including but not limited to the following: (a) the Company's ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) a substantial amount of the Company's operating cash flow will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds that would otherwise be available for the Company's operations and other purposes, including investments in new products, research and development, capital spending and acquisitions; (c) a substantial decrease in net operating cash flows or increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; and (d) the Company's highly leveraged capital structure may place it at a competitive disadvantage, hinder its ability to adjust rapidly to market conditions or make it vulnerable to a downturn in its business or the economy generally or changing market conditions and regulations.

  The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance. The Company's performance, in turn, will be subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, industry, economic and other factors, many of which are beyond the Company's control. These factors could include general economic conditions, operating difficulties, increased operating costs, product pricing pressures, potential revenue instability arising from cost savings initiatives or otherwise, labor relations, the response of competitors or customers to the Company's business strategy or projects, delays in implementation of the Company's business strategy, telecommunication provider consolidation or strategy changes, and the relative success of new product introductions. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business and growth strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

  If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital or other expenditures, sell assets, seek to obtain additional equity capital or refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of, premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Senior Secured Credit Agreement will bear interest at floating rates, an increase in interest rates could materially adversely affect, among other things, the Company's ability to meet its debt service obligations.

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

  The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the expenditure of substantial development costs. From the beginning of fiscal 1997 through fiscal 1999, the Company has expended on average 11.2% of its sales (or approximately $152.3 million) on product development and although the Company expects to continue product development spending at similar levels, there can be no assurance that the Company will have sufficient free cash flow to do so. There can be no assurance that errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation, increased service and warranty costs or payment of compensatory or other damages, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Year 2000 Risks

  Generally, certain computer programs may not be read to reach the year 2000, because these programs use only two digits to refer a year. While the Company expects to make the necessary modifications of changes to both its internal information technology ("IT") and non-IT systems and existing product base in a timely fashion, there can be no assurance that the Company's internal systems and existing or installed base of products will not be materially adversely affected by the advent of Year 2000. Certain of the Company's products are used, in conjunction with products of other companies, in applications that may be critical to the operations of its customers. Any product non-readiness, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers or others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

  In the event of a failure as a result of Year 2000 issues, the Company could lose or have trouble accessing accurate internal data, resulting in incomplete or inaccurate accounting of Company financial results, the Company's manufacturing operating systems could be impaired, and the Company could be required to expend significant resources to address such failures. Similarly, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom the Company interacts, the Company could lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties or have difficulty obtaining components that are Year 2000 compliant from its vendors. The Company could also experience a slowdown or reduction of sales if customers such as telecommunications companies or commercial airlines are adversely affected by Year 2000 issues. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

Item 2. Properties.

  The Company's policy is generally to lease real property for its manufacturing and sales operations. Principal operating facilities are as follows:

                                                             Square     Lease
       Location                                               Feet   Termination
       --------                                              ------- -----------
   Burlington, Massachusetts................................  14,600    2002
   Ft. Lauderdale, Florida..................................  16,300    2001
   Germantown, Maryland.....................................  30,000    2006
   Germantown, Maryland.....................................  68,400    2001
   Germantown, Maryland.....................................  30,000    2003
   Germantown, Maryland.....................................  68,600    2003
   Kirkland, Washington.....................................  50,500    2004
   Northampton, Massachusetts...............................  22,500    1999
   Tustin, California.......................................  52,000    2004
   Salem, Virginia..........................................  35,900    2004
   San Diego, California.................................... 130,000    2005
   Spokane, Washington......................................  66,400    2001

  The Company has other leases for manufacturing space and sales offices, but in each case the total leased space is under 15,000 square feet.

  At March 31, 1999 the Company has leases totaling approximately 275,000 square feet of space in various facilities as a result of divested or discontinued companies, as well as facilities vacated in the normal course of business. The last of these leases expires in August 2000.

Item 3. Legal Proceedings.

 Litigation

  The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

  On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in August 1999 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

  None

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters.

  Prior to January 28, 1997, the Old Common Stock was quoted on the Nasdaq National Market. From January 28, 1997 to May 21, 1998, the Old Common Stock was traded on the New York Stock Exchange. As a result of the Merger on May 21, 1998, trading in the Old Common Stock was halted and the Common Stock is traded only in the over-the-counter market. On May 20, 1999, the last reported price of the Common Stock was $3.375.

  The following table shows, for the fiscal periods indicated, the high and low close prices of a share of Old Common Stock or Common Stock as reported by the New York Stock Exchange and in the over-the-counter market, as applicable.

   Quarter Ended                                                   High    Low
   -------------                                                  ------ -------
   March 31, 1999(b)............................................. $3.500 $2.7180
   December 31, 1998(b)..........................................  3.000  2.3750
   September 30, 1998(b).........................................  3.438  2.6870
   June 30, 1998(b)..............................................  4.312  3.1250
   June 30, 1998(a).............................................. 50.125 48.1875
   March 31, 1998(a)............................................. 48.500 46.1900
   December 31, 1997(a).......................................... 47.310 34.0000
   September 30, 1997(a)......................................... 41.940 34.3800
   June 30, 1997(a).............................................. 41.880 29.0000

--------
(a) Old Common Stock reported by the New York Stock Exchange
(b) Common Stock reported by the over-the-counter market

  There were approximately 945 stockholders of record as of May 20, 1999.

  Since April 1, 1995, the Company has not declared or paid cash dividends on its Old Common Stock or Common Stock. The Company intends to retain earnings for use in the operation and expansion of its business. The terms of the Company's current term loan prohibits, and the Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes restrict the payment of cash dividends on its Common Stock.

Item 6. Selected Financial Data.

  The information requested by this Item is attached as Appendix A.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

  The information requested by this Item is attached as Appendix B.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  The information requested by this Item is included in Appendix B.

Item 8. Financial Statements and Supplementary Data.

  The information requested by this Item is attached as Appendix C.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

Item 10. Directors and Executive Officers of the Registrant.

  Reference is made to the information responsive to items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1999, pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 11. Executive Compensation.

  Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1999, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1999, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 1999, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a) (1) Financial statements

  The following financial statement and schedules of the Company are included as Appendix C to this Report.

  I. Consolidated Balance Sheets--March 31, 1999 and 1998.

  II. Consolidated Statements of Income--Fiscal Years ended March 31, 1999, 1998, and 1997.

  III. Consolidated Statements of Shareholders' Equity (Deficit)--Fiscal Years ended March 31, 1999, 1998, and 1997.

  IV. Consolidated Statements of Cash Flows--Fiscal Years ended March 31, 1999, 1998, and 1997.

  V. Notes to Consolidated Financial Statements.

  (2) Financial statement schedule

  II. Valuation and Qualifying Accounts.

  Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  None

  (c) Exhibits

  The exhibits that are filed with this report or that are incorporated herein by reference are set forth in Appendix D.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dynatech Corporation

                                                   /s/ Ned C. Lautenbach
                                          By: _________________________________
                                                  Chairman, President and
                                                  Chief Executive Officer

June 14, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

        /s/ Ned C. Lautenbach          Chairman of the          June 10, 1999
-------------------------------------   Board, President
          Ned C. Lautenbach             and Chief Executive
                                        Officer, Director

         /s/ Allan M. Kline            Corporate Vice           June 14, 1999
-------------------------------------   President,
           Allan M. Kline               Director, Chief
                                        Financial Officer,
                                        and Treasurer
                                        (Principal
                                        Financial Officer)

     /s/ Robert W. Woodbury, Jr.       Corporate Vice           June 14, 1999
-------------------------------------   President,
       Robert W. Woodbury, Jr.          Controller
                                        (Principal
                                        Accounting Officer)

       /s/ Joseph L. Rice, III         Director                 June 14, 1999
-------------------------------------
         Joseph L. Rice, III

          /s/ Brian D. Finn            Director                 June 14, 1999
-------------------------------------
            Brian D. Finn

        /s/ Charles P. Pieper          Director                 June 14, 1999
-------------------------------------
          Charles P. Pieper

         /s/ John R. Peeler            Director                 June 14, 1999
-------------------------------------
           John R. Peeler

         /s/ Marvin L. Mann            Director                 June 14, 1999
-------------------------------------
           Marvin L. Mann

          /s/ Brian H. Rowe            Director                 June 14, 1999
-------------------------------------
            Brian H. Rowe


                                                                     APPENDIX A

                Selected Historical Consolidated Financial Data

  The following tables set forth selected consolidated historical, financial and other data of the Company for the five fiscal years ended March 31, 1999 which have been derived from, and should be read in conjunction with, the audited historical Consolidated Financial Statements, and related notes thereto, of the Company contained herein.

                                        Years Ended March 31,
                            -------------------------------------------------
                              1999       1998      1997      1996      1995
                            ---------  --------  --------  --------  --------
                            (Amounts in thousands except per share data)
Results of operations
Sales...................... $ 522,854  $472,948  $362,412  $293,042  $243,078
Cost of sales..............   228,572   205,522   137,254   111,436    91,412
                            ---------  --------  --------  --------  --------
Gross profit...............   294,282   267,426   225,158   181,606   151,666
Selling, general &
 administrative expense....   149,006   138,310   114,479    98,487    86,329
Product development
 expense...................    54,023    54,995    43,267    36,456    30,585
Recapitalization-related
 costs.....................    43,386       --        --        --        --
Nonrecurring charges.......       --        --     27,776    16,852       --
Amortization of
 intangibles...............     6,228     5,835     6,793     5,136     5,106
Amortization of unearned
 compensation..............     1,519       --        --        --        --
                            ---------  --------  --------  --------  --------
Operating income...........    40,120    68,286    32,843    24,675    29,646
Interest expense...........   (46,198)   (1,221)     (828)   (1,723)   (3,919)
Interest income............     3,398     3,012     2,785     2,181     1,518
Other income, net..........    15,959       730       634       975       850
                            ---------  --------  --------  --------  --------
Income from continuing
 operations before income
 taxes.....................    13,279    70,807    35,434    26,108    28,095
Provision for income
 taxes.....................     6,834    29,031    17,585    10,394    11,671
                            ---------  --------  --------  --------  --------
Income from continuing
 operations................     6,445    41,776    17,849    15,714    16,424
Discontinued operations,
 net of income taxes.......       --        --     12,000    (1,471)    3,763
Extraordinary charge, net
 of taxes..................       --        --        --        --     (1,019)
                            ---------  --------  --------  --------  --------
Net income................. $   6,445  $ 41,776  $ 29,849  $ 14,243  $ 19,168
                            =========  ========  ========  ========  ========
Income (loss) per common
 share--basic:
  Continuing operations.... $    0.06  $   2.49  $   1.04  $   0.87  $   0.92
  Discontinued operations..       --        --       0.70     (0.08)     0.21
  Extraordinary charge.....       --        --        --        --      (0.06)
                            ---------  --------  --------  --------  --------
                            $    0.06  $   2.49  $   1.74  $   0.79  $   1.07
                            =========  ========  ========  ========  ========
Income (loss) per common
 share--diluted:
  Continuing operations.... $    0.06  $   2.40  $   0.99  $   0.86  $   0.92
  Discontinued operations..       --        --       0.67     (0.08)     0.21
  Extraordinary charge.....       --        --        --        --      (0.06)
                            ---------  --------  --------  --------  --------
                            $    0.06  $   2.40  $   1.66  $   0.78  $   1.07
                            =========  ========  ========  ========  ========
Weighted average number of
 shares:
  Basic....................   106,212    16,795    17,200    17,969    17,846
  Diluted..................   111,464    17,434    18,028    18,315    17,971
                            =========  ========  ========  ========  ========
Balance sheet data
Net working capital........ $  55,498  $117,791  $ 80,394  $105,861  $ 91,513
Total assets............... $ 348,104  $288,130  $249,010  $205,189  $256,392
Long-term debt............. $ 504,151  $     83  $  5,226  $  1,800  $  7,915
Shareholders' equity
 (deficit)................. $(316,440) $202,119  $160,686  $160,719  $154,320
Shares of stock
 outstanding...............   120,665    16,864    16,793    17,585    17,573
Shareholders' equity
 (deficit) per share....... $   (2.62) $  11.99  $   9.57  $   9.14  $   8.78

                                                                     APPENDIX B

Management Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates. The market share and competitive position data contained in this Form 10-K are approximations derived from Company estimates, which the Company believes to be reasonable but which have not been independently verified and, to a lesser extent, from industry sources, which the Company has not independently verified. The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position.

  The statements contained in this report (other than Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, as described below in greater detail in "Forward-Looking Statements."

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

  In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Old Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Common Stock.

  As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), holds approximately 91.8% of the Common Stock. John F. Reno, the former Chairman, President and Chief Executive Officer of the Company (who retired from the Company on May 19, 1999), together with two family trusts, holds approximately 1.0% of the Common Stock and other stockholders hold approximately 7.2% of the Common Stock.

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

  On May 19, 1999, the Company's then Chairman, President and Chief Executive Officer, John F. Reno, announced his retirement. Ned C. Lautenbach, a principal of CDR, was named to replace Mr. Reno as Chairman, President and Chief Executive Officer.

General

  The Company develops, manufactures and sells test, analysis, communications and computing equipment in three product categories: (i) communications test instruments, (ii) industrial computing and communications, and (iii) visual communications. In its communications test business the Company provides products that test and analyze communications networks and equipment. In its industrial computing and communications business, the Company addresses two areas of the worldwide ruggedized computer market through two of its subsidiaries: (i) ICS, which provides computer products for use in harsh environments and (ii) Itronix (purchased in December 1996), which provides ruggedized portable computing and communications devices to field-service organizations such as telephone companies. In its visual communications business, the Company sells visual communications products principally through two of its subsidiaries: (i) AIRSHOW, which provides passenger cabin video information display systems for the general and commercial aviation markets and (ii) daVinci Systems, which provides digital color enhancement systems used in transferring film images into electronic signals. Since 1993, the Company sold 25 non-core businesses for gross proceeds of approximately $212 million pursuant to a plan to focus on businesses that enjoy leading positions in their respective markets, strong profitability and good growth prospects. During the same period the Company, in turn, has purchased six complementary businesses for a total purchase price of $120 million.

Current and Historical Trends

  Growth rates of enterprises engaged in the manufacture and provision of telecommunications equipment and services will likely be affected by the current trend of consolidation among such enterprises. In addition, particularly in the near term, recent capital market volatility and reduced financing availability may have affected and continue to affect growth rates for certain customers, particularly those that may be highly leveraged with significant capital requirements and those that are located in emerging markets, as well as growth of the economy in general. Any resulting slowdown in such growth could result in delays or reductions of orders for the Company's products, and accordingly affect the Company's own growth.

  In the shorter term, the Company believes that such consolidation is being reflected in delays in orders for certain of the Company's test products as consolidating companies integrate or coordinate their purchasing practices. Conversely, the Company has experienced a recent influx of large orders from certain of the Regional Bell Operating Companies ("RBOCs") for the Company's ruggedized laptop computers as the RBOCs initiated a program to replace their field-based workforce computing systems with more up-to-date ruggedized computing solutions.

  In the Company's largest business, communications test, sales have been relatively flat during fiscal 1999 (a decrease of 0.6%) compared to the same period a year ago. The flattening of sales can be attributed to (1) global economic events, especially within Asia, (2) service providers diverting capital spending from the communications test products to product upgrades that are Year 2000 compliant, and (3) merger activity in the service providers industry. The Company cannot predict whether growth will continue at historical rates in either its own business or in the markets in which it participates, due in part to recent global economic events.

  During fiscal 1998 and the first quarter of fiscal 1999, Itronix had been facing significant manufacturing and marketing challenges. The Company took several steps designed to improve the operating performance of Itronix, including programs designed to reduce costs and streamline manufacturing, as well as a change in Itronix senior management. During the third quarter of fiscal 1999 Itronix received orders totaling more than $72 million, primarily from two RBOCs. As a result, Itronix's performance during the third and fourth quarters of fiscal 1999 significantly improved. However, results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of timing and size of such customers' orders.

  Growth at ICS during fiscal 1999 lagged behind historical growth rates, and as a result, the Company implemented a change in senior management at ICS as well as modified the way it markets and sells its products. For example, ICS implemented a web site for on-line ordering designed to better match the current market demands and to assist ICS in returning to growing at its historical rates.

  Operating Income. From fiscal 1997 to 1999 the Company increased operating income (defined as earnings before interest, taxes, and other income/ expense), by a compound annual growth of 10.5% driven primarily by sales growth and the Company's acquisitions during this period. Excluding non-recurring charges, expenses related to the Merger, and amortization of unearned compensation, the compound annual growth rate was 18.4%. The non-recurring charges in fiscal 1997 included a charge of $27.8 million for purchased incomplete technology and impaired intangible asset writeoffs. Operating income at the communications test business, the Company's largest segment, decreased by 16.0% from fiscal 1998 to fiscal 1999 as a result of a flattening of the order volume as well as an increase in selling, general and administrative expense. This decrease was offset by an increase in operating income in the industrial computing and communications segment and visual communications segment, respectively.

Seasonality

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

Product Development

  The market for the Company's products is characterized by changing technology, evolving industry standards and protocols, and frequent introductions of new products. Automation in the Company's addressed markets for communications test instruments or a shift in customer emphasis from communications test instruments to test and monitoring systems could render the Company's existing product offerings obsolete or unmarketable or reduce the size of the Company's addressed market. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render the Company's offerings redundant and unmarketable. The Company thus faces the challenges of anticipating and responding rapidly to advances in technology and adapting its existing products or developing new products. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the expenditure of substantial development costs. From the beginning of fiscal 1997 through March 31, 1999, the Company has spent an aggregate of $152.3 million on product development or approximately 11.2% of sales, and the Company expects to continue product development spending at similar levels as a percentage of consolidated sales per year. See "Item 1 The Business--Risk Factors--Rapid Technological Change; Challenges of New Product Introductions" and "Substantial Leverage: Liquidity."

Recent Acquisitions And Dispositions And Discontinued Operations.

 Fiscal 1999 Activity:

  Acquisitions. On June 19, 1998, the Company, through one of its indirect wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. This acquisition resulted in approximately $18 million of goodwill which is being amortized over 30 years. The acquisition was accounted for using the purchase method of accounting. Pacific designs and manufactures customer-specified avionics and integrated cabin management.

  In February 1999, the Company, through one of its wholly-owned subsidiaries, acquired Flight TECH, a Hillsboro, Oregon based inflight entertainment manufacturer specializing in equipment for small and medium jets, and turboprop aircraft. The acquisition was accounted for using the purchase method of accounting at a purchase price of $2 million. This acquisition resulted in approximately $1.9 million of goodwill which is being amortized over 30 years.

  Divestiture. On June 30, 1998, the Company sold the assets of ComCoTec, Inc.("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group. The Company recognized a gain of $15.9 million from the sale of ComCoTec and recorded it in other income.

  The Company has not presented separate pro forma financial statements for the recent acquisitions or divestiture due to the immateriality of such pro forma effects on the consolidated financial statements of the Company.

 Fiscal 1997 Acquisitions:

  In March of 1997, the Company acquired the net assets of Advent Design, Inc. ("Advent") for $3.5 million in cash. Advent designs and manufactures high-performance microprocessor-based systems for the computer, medical and communications markets. This acquisition generated $3.4 million of goodwill which is being amortized over 15 years. During fiscal 1999 and 1998, the Company incurred a $3.5 million and $1.6 million, respectively, increase in goodwill, related to a targeted and renegotiated three-year earnout based on, among other things, a targeted sales growth.

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

Results of Operations

 Fiscal 1999 Compared to Fiscal 1998 on a Consolidated Basis

  Sales. For the fiscal year ended March 31, 1999 consolidated sales increased $49.9 million or 10.6% to $522.9 million as compared to $472.9 million for the fiscal year ended March 31, 1998. The increase was primarily attributable to increased demand for the Company's ruggedized laptop computers and aircraft cabin video information services offset by slightly lower sales of the Company's communications test products.

  International sales (defined as sales outside of North America) were $75.5 million or 14.4% of consolidated sales for the fiscal year ended March 31, 1999, as compared to $76.1 million or 16% of consolidated sales for the fiscal year ended March 31, 1998. The slight decrease in international sales is primarily a result of decreased demand for the Company's communication test products due in part to the economic slowdown in Asia.

  Gross Profit. Consolidated gross profit increased $26.9 million to $294.3 million or 56.3% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $267.4 million or 56.5% of consolidated sales for the fiscal year ended March 31, 1998. The percentage decrease was attributable to a change in the sales mix within the consolidated group along with lower gross margins for the Company's rack-mounted computers.

  Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization-related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $254.2 million or 48.6% for the fiscal year ended March 31, 1999, as compared to $199.1 million or 42.1% of consolidated sales for the fiscal year ended March 31, 1998. Excluding the impact of the recapitalization-related costs and the amortization of unearned compensation, total operating expenses were $209.3 million or 40% of consolidated sales in fiscal 1999. The percentage decrease in total operating expenses excluding Merger related expenses is due primarily due to lower level operating expenses as a percentage of sales at the Company's industrial computing and communications segment which has overall lower operating expenses than the communications test or visual communications segments.

  Selling, general and administrative expense was $149.0 million or 28.5% of consolidated sales for the fiscal year ended March 31, 1999, as compared to $138.3 million or 29.2% of consolidated sales for the fiscal year ended March 31, 1998. The percentage decrease is a result of lower operating expenses within the industrial computing and communications segment as well as the Company's focus on ensuring that selling, general and administrative expenses increase at a rate slower than sales growth.

  Product development expense was $54.0 million or 10.3% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $55.0 million or 11.6% of consolidated sales for the same period a year ago. The Company continues to invest in product development and enhancement within all three segments. However, the decrease is primarily due to the timing of expenses related to ongoing research and development programs. The Company anticipates product development expense in fiscal 2000 to return to its average historical rate of approximately 11% of consolidated sales per year.

  Recapitalization-related costs totaling $43.4 million were incurred in connection with the Merger, consisting of $39.9 million (including a $14.6 million non-cash charge) for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options, and $3.5 million for certain other expenses resulting from the Merger, including employee termination expense. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to shareholders' equity.

  Amortization of intangibles was $6.2 million for the fiscal year ended March 31, 1999 as compared to $5.8 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific in June, 1998.

  Amortization of unearned compensation of $1.5 million relates to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that were issued in July, 1998 at a grant price lower than fair market value.

  Operating income. Operating income decreased 41.2% to $40.1 million or 7.6% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $68.3 million or 14.4% of consolidated sales for the same period a year ago. The decrease was primarily a result of the Recapitalization-related costs in connection with the Merger. Excluding these expenses, the Company generated operating income of $85.0 million or 16.3% of consolidated sales. The percentage increase was primarily the result of lower operating expenses described above.

  Interest. Interest expense, net of interest income, was $42.8 million for the fiscal year ended March 31, 1999 as compared to interest income, net of interest expense of $1.8 million for the same period a year ago. The increase in net interest expense was attributable to the debt incurred in connection with the Merger on May 21, 1998. Also included in interest expense is $2.7 million of amortization expense related to deferred debt issuance costs.

  Other income. Other income was $16.0 million for the fiscal year ended March 31, 1999 as compared to $0.7 million for the same period last year. The increase is a result of the sale of assets of ComCoTec for $21 million in gross proceeds which resulted in a gain of $15.9 million.

  Taxes. The effective tax rate increased for the fiscal year ended March 31, 1999 to 51.5% as compared to 41.0% for the fiscal year ended March 31, 1998 due to permanent differences arising in connection with the accounting for the Merger, and a smaller amount of income before income taxes, which magnified the effect of such permanent differences.

  Net income. Net income from continuing operations was $6.4 million or $0.06 per share on a diluted basis for the fiscal year ended March 31, 1999 as compared to $41.8 million or $2.40 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the Recapitalization-related expenses and the higher interest expense in connection with the Merger. In addition, the weighted average number of shares outstanding significantly increased in connection with the Merger, resulting in a lower earnings per share.

  Backlog. Backlog at March 31, 1999 was $170.1 million, an increase of 115% from $79.1 million at March 31, 1998. The increase is a result of additional bookings within all three business segments.

 Adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131")

  During the fourth quarter of fiscal 1999 the Company adopted FAS 131 which establishes standards for the reporting of operating segments in the financial statements. The Company measures the performance of its subsidiaries by the their respective earnings before interest and taxes ("EBIT"). See "Appendix C--Notes to Consolidated Financial Statements--Note T. Segment Information and Geographic Areas." The discussion below includes sales and EBIT (excluding non-recurring items and gain on sale of subsidiary) for the three segments in which the Company participates in: communications test, industrial computing and communications, and visual communications. Segment information "on a pro forma basis" relates to the twelve month fiscal year ended March 31, 1997, which presents a summary of bookings and results of operations of the industrial computing and communications segment as if the acquisition of Itronix had occurred at the beginning of fiscal 1997.

                                                       Years Ended March 31,
                                                     --------------------------
Segment                                                1999     1998     1997
-------                                              -------- -------- --------
Communications test:
  Bookings.......................................... $260,722 $233,934 $214,227
  Sales.............................................  238,942  240,432  211,310
  EBIT..............................................   40,656   48,395   42,811
Industrial computing & communications:
  Bookings.......................................... $253,818 $162,784 $ 82,449
  Bookings on a pro forma basis.....................                    146,271
  Sales.............................................  193,322  154,993   78,342
  Sales on a pro forma basis........................      --       --   142,164
  EBIT..............................................   18,793    3,479    3,856
  EBIT on a pro forma basis.........................      --       --     6,795
Visual communications:
  Bookings.......................................... $ 95,785 $ 82,385 $ 77,790
  Sales.............................................   90,590   77,523   72,760
  EBIT..............................................   29,259   20,171   17,820

 Fiscal 1999 Compared to Fiscal 1998--Communications Test Products

  Bookings for communications test products increased 11.5% to $260.7 million for the fiscal year ended March 31, 1999 as compared to $233.9 million for the same period a year ago.

  Sales of communications test products decreased $1.5 million or 0.6% to $238.9 million for the fiscal year ended March 31, 1999 as compared to $240.4 million for the fiscal year ended March 31, 1998. The Company has been experiencing a decrease in demand for its core instruments in part due to the RBOC's consolidating their purchasing practices as well as the economic slowdown in Asia. This decrease had been partially offset by an increase in demand for the Company's systems and services.

  EBIT for the communications test products decreased $7.7 million to $40.7 million for the fiscal year ended March 31, 1999 as compared to $48.4 million for the same period a year ago. The reduction in EBIT is in part due to the sales volume decrease as well as reorganizing and investing in the Company's sales force.

  The backlog for the Company's communications test products was $60.6 million and $38.9 million for the fiscal years ended March 31, 1999 and 1998, respectively.

 Fiscal 1999 Compared to Fiscal 1998--Industrial Computing and Communications Products

  Bookings for the industrial computing and communications products increased 55.9% to $253.8 million for the fiscal year ended March 31, 1999 as compared to $162.8 million for the same period a year ago. The increase is primarily attributable to a few very large contracts received during the third and fourth quarters of fiscal 1999 from certain of the RBOCs for ruggedized laptops as the RBOCs initiated a program to replace their field-based workforce computing systems with more up-to-date ruggedized computing solutions.

  Sales of industrial computing and communications products increased $38.3 million or 24.7% to $193.3 million for the fiscal year ended March 31, 1999 as compared to $155.0 million for the fiscal year ended March 31, 1998. The increase was primarily due to increased shipments of the Company's ruggedized laptop computers to the RBOCs.

  EBIT for the industrial computing and communications products increased 440.2% to $18.8 million for the fiscal year ended March 31, 1999 as compared to $3.5 million for the same period a year ago. The increase was primarily attributable to the additional shipments of the ruggedized laptop computers.

  The backlog for the Company's industrial computing and communications products was $79.2 million and $18.8 million for the fiscal years ended March 31, 1999 and 1998, respectively.

 Fiscal 1999 Compared to Fiscal 1998--Visual Communications Products

  Bookings for the visual communications products increased $13.4 million or 16.3% to $95.8 million for the fiscal year ended March 31, 1999 as compared to $82.4 million for the same period a year ago. The increase was primarily a result of a continued increased demand for the Company's real-time flight information passenger video displays, as well as an increase in sales from the acquisition of Pacific.

  Sales for the Company's visual communications products increased $13.1 million or 16.9% to $90.6 million for the year ended March 31, 1999 as compared to $77.5 million for the same period a year ago. The increase in shipments is a result of the order volume as described above.

  EBIT for the visual communications products increased $9.1 million or 45.1% to $29.3 million for the fiscal year ended March 31, 1999 as compared to $20.2 million for the same period a year ago. The increase in EBIT is a result of the increased shipments as well as reducing redundant functions at Pacific.

  The backlog for the Company's visual communications products was $30.2 and $21.5 million for the fiscal years ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to increase in bookings as described above.

Pro Forma Financial Statements

  On December 31, 1996 the Company acquired substantially all of the assets and assumed certain liabilities of Itronix Corporation ("Itronix"). The following discussion, as it relates to the twelve month fiscal year ended March 31, 1997, refers to the financial information presented in "Pro Forma Income Statement" of the Notes to Consolidated Financial Statements, which presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997.

Fiscal 1998 Compared to Fiscal 1997 on a Consolidated Pro Forma Basis

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

  Gross profit. Consolidated gross profit increased $24.2 million to $267.4 million or 56.5% of consolidated sales for the fiscal year ended March 31, 1998 as compared to $243.2 million or 57.1% of consolidated sales for the fiscal year ended March 31, 1997 on a pro forma basis. The slight decrease in percentage was attributable to a change in the sales mix within the consolidated group along with lower gross margins on the Company's ruggedized laptop computers.

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

  Interest. Interest income, net of interest expense, was $1.8 million for the fiscal year ended March 31, 1998 as compared to interest expense, net of interest income, of $0.5 million for the fiscal year ended March 31, 1997 on a pro forma basis. Net interest income increased year to year based on higher average investment balances and lower overall borrowings.

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

  Backlog. Backlog at March 31, 1998 was $79.1 million, an increase of 10.3% from $71.7 million at March 31, 1997.

 Fiscal 1998 Compared to Fiscal 1997--Industrial Computing and Communications Products on a Pro Forma Basis

  Bookings for the Company's industrial computing and communications products increased $16.5 million or 11.3% to $162.8 million for the year ended March 31, 1998 as compared to $146.3 million for the same period in 1997. The increase was primarily attributable to increased order-volume for the Company's rack-mounted computers received primarily from customers within the Original Equipment Manufacturer (OEM) Market.

  Sales of industrial computing and communications products increased $12.8 million or 9% to $155.0 million for the fiscal year ended March 31, 1998 as compared to $142.2 million for the fiscal year ended March 31, 1997 on a pro forma basis. The increase was primarily attributable to the increase in orders as described above. The overall increase in sales of industrial computing and communication products was partially offset by slightly lower sales of the Company's ruggedized laptop computers.

  EBIT for the industrial computing and communications products decreased $3.3 million or 48.8% to $3.5 million for the fiscal year ended March 31, 1998 as compared to $6.8 million for the fiscal year ended March 31, 1997 on a pro forma basis. The decrease was in part due to (i) additional sales to the OEM market which contributes a lower gross margin as well as (ii) an operating loss at the Company's Itronix subsidiary. Itronix had been facing significant manufacturing and marketing challenges during fiscal 1998.

  The backlog for the Company's industrial computing and communications products was $18.8 million and $9.8 million for the fiscal years ended March 31, 1998 and 1997, respectively.

Historical Financial Statements

  The following discussion relates to the actual results of operations of the Company, in which fiscal 1998 includes a full-year of operations of Itronix Corporation ("Itronix") as compared to fiscal 1997 in which the results of operations included only three months of operations.

Fiscal 1998 Compared to Fiscal 1997 on a Consolidated Historical Basis

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

  Taxes. The effective tax rate, before one time charges, increased for the fiscal year ended March 31, 1998 to 41% as compared to 40.5% for the fiscal year ended March 31, 1997, primarily due to increased income in states with higher income tax rates. The effective tax rate after one time charges decreased to 41% for fiscal 1998 from 49.6% for fiscal 1997 due to the limited tax benefits in 1997 of the charges relating to the $20.6 million write-off of incomplete technology from the Itronix acquisition.

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

 Fiscal 1998 Compared to Fiscal 1997--Communications Test Products

  Bookings for the Company's communications test products increased $19.7 million or 9.2% to $233.9 million for the fiscal year ended March 31, 1998 as compared to $214.2 million for the fiscal year ended March 31, 1997. The increase was attributable to growth in the U.S. market for communications test solutions as a result of network expansions of the local telco service providers. The growth was driven by the needs of communications service providers to provide higher quality networks and to reduce costs through efficiency, which may be gained by using test and monitoring systems.

  Sales of communications test products increased $29.1 million or 13.8% to $240.4 million for the fiscal year ended March 31, 1998 as compared to $211.3 million for the fiscal year ended March 31, 1997. The increase is primarily a result of the increased order volume.

  EBIT for the communications test products increased $5.6 million or 13.0% to $48.4 million for the fiscal year ended March 31, 1998 as compared to $42.8 million for the fiscal year ended March 31, 1997. The increase in EBIT was due to the increase in sales.

  The backlog for the Company's communications test products was $38.9 million and $45.4 million for the fiscal years ended March 31, 1998 and 1997, respectively.

 Fiscal 1998 Compared to Fiscal 1997--Industrial Computing and Communications Products on a Historical Basis

  Bookings for the Company's industrial computing and communications products increased $80.3 million or 97.4% to $162.8 million for the year ended March 31, 1998 as compared to $82.4 million for the same period in 1997. The increase was primarily attributable to a full-year of operations of Itronix in fiscal 1998 as compared to only three months in fiscal 1997.

  Sales of industrial computing and communications products increased $76.7 million or 97.8% to $155.0 million for the fiscal year ended March 31, 1998 as compared to $78.3 million for the fiscal year ended March 31, 1997. The increase was primarily attributable to a full-year of operations of Itronix in fiscal 1998 as compared to three months of operations in fiscal 1997. In addition, the Company had an increase in sales for its rack-mounted computers.

  EBIT for the industrial computing and communications products decreased $0.4 million or 9.8% to $3.5 million for the fiscal year ended March 31, 1998 as compared to $3.9 million for the fiscal year ended March 31, 1997. The decrease was primarily a result of an operating loss including an increase in amortization of goodwill at Itronix during fiscal 1998 as well as sales to the OEM market which contributes a lower gross margin. Itronix had been facing significant manufacturing and marketing challenges during fiscal 1998.

  The backlog for the Company's industrial computing and communications products was $18.8 million and $9.8 million for the fiscal years ended March 31, 1998 and 1997, respectively.

 Fiscal 1998 Compared to Fiscal 1997--Visual Communications Products

  Bookings for the Company's visual communications products increased $4.6 million or 5.9% to $82.4 million for the fiscal year ended March 31, 1998 as compared to $77.8 million for the fiscal year ended March 31, 1997. Orders for the Company's real-time flight information passenger video displays increased as more airlines integrated this product into their in-flight entertainment systems.

  Sales of visual communications products increased $4.7 million or 6.5% to $77.5 million for the fiscal year ended March 31, 1998 as compared to $72.8 million for the fiscal year ended March 31, 1997. The increase in sales was a result of additional sales of its entertainment systems to airlines as well as improved market penetration with additional sales to commercial airline companies. Partially offsetting this increase was a lower sales volume in the video compression and graphical user-interface (GUI) product lines.

  EBIT for the company's visual communications products increased $2.4 million or 13.2% to $20.2 million for the fiscal year ended March 31, 1998 as compared to $17.8 million for the fiscal year ended March 31, 1997. The increase in EBIT was directly a result of the increase in sales.

  The backlog for the Company's visual communications products was $21.5 million and $16.6 million for the fiscal years ended March 31, 1998 and 1997, respectively.

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

  The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of March 31, 1999, the Company had $527.3 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $252.0 million in borrowings under the Term Loan Facility and no borrowings under the new Revolving Credit Facility.

  Cash Flows. The Company's cash and cash equivalents increased $5.5 million during the fiscal year ended March 31, 1999.

  Working Capital. For the fiscal year ended March 31, 1999, the Company's working capital increased as its operating assets and liabilities provided a $53.3 million source of cash, excluding the acquisition of Pacific. Accounts receivable increased, creating a use of cash of $1.1 million. Inventory levels decreased, creating a source of cash of $2.5 million, due primarily to better inventory management throughout the organization. Other current assets decreased, creating a source of cash of $2.1 million, mainly due to the recognition of expenses capitalized in fiscal 1998 in connection with the Merger. Accounts payable increased, creating a source of cash of $11.0 million as the Company continues to manage its working capital. Other current liabilities increased, creating a source of cash of $38.8 million. This is due to an increase in deferred service contract revenue, the accrual of interest on the debt incurred in connection with the Merger, and an increase in accrued taxes.

  Investing activities. The Company's investing activities totaled $20.1 million for the fiscal year ended March 31, 1999 in part for the purchase and replacement of property and equipment and the payment of an earnout incentive related to the fiscal 1998 and 1999 operating results of Advent Design, Inc., a subsidiary purchased in March 1997. Also included are the proceeds received from the sale of ComCoTec, offset by the cash purchase price for Pacific and Flight TECH.

  The Company's capital expenditures in fiscal 1999 were $11.3 million as compared to $15.9 in fiscal 1998. The reduction was primarily due to the timing of certain capital expenditure commitments at the Company's communications test and industrial computing and communications businesses. The Company anticipates that fiscal 2000 capital expenditures will increase from fiscal 1999 levels and return to or exceed fiscal 1998 levels as the Company anticipates replacing certain of its Enterprise Resource Planning
(ERP) systems at the communications test and industrial computing and communications businesses. The Company is, per the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditures of up to $25 million per year.

  Debt and Equity. The Company's financing activities used $41.7 million in cash during fiscal 1999, due mainly to the Merger.

Debt

  Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. During fiscal 1999 the Company repaid $8 million of mandatory principal payments and repaid $40 million of indebtedness under its $110 million Revolving Credit Facility. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including the amortization of deferred debt issuance costs was $46.2 million in fiscal 1999.

  The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions,
(a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales or other dispositions by the Company or any of its subsidiaries, and (iii) property insurance or condemnation awards received by the Company or any of its subsidiaries, and
(b) 50% of the Company's excess cash flow (the "Recapture") (as defined in the Senior Secured Credit Agreement) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

  The Company is required, under the terms of the Recapture, to repay $15 million in Term Loan borrowing on June 30, 1999. The Company, may, in its sole discretion, use the $15 million in part to prepay the mandatory $8 million amortization due in fiscal 2000. The Company will determine, prior to June 30, 1999, whether or not to elect this option.

  The Company's $110 million Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished or accomplished on acceptable terms.

  The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.25% per annum for the period commencing May 21, 1998 and ending March 31, 1999. However, the Company has entered into interest rate swap contracts which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.66%. This average annual interest rate does not include a margin payable to the lenders participating in the Senior Secured Credit Facilities. See Note L. Interest Rate Swaps. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

  Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May, 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At March 31, 1999, the Company had no outstanding borrowings under the Revolving Credit Facility. Therefore, the undrawn portion of this facility was $110 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

  The impact of the euro is not expected to materially affect the results of operations of the Company. The Company operates primarily in U.S. dollar-denominated purchase orders and contracts, and the Company neither has a large customer nor vendor base within the countries participating in the euro conversion.

Year 2000

  Broadly speaking, Year 2000 issues may arise when certain computer programs use only two digits to refer to a year or to recognize a year. As a result, computers that are not Year 2000 compliant may read the date 2000 as 1900. The Company is aware that Year 2000 issues could adversely impact its operations, and as detailed below, previously commenced and continues with a process intended to address Year 2000 issues that the Company has been able to identify. The Company's program for addressing Year 2000 issues at each of its businesses generally comprises the following phases: inventory, assessment, testing and remediation. The scope of this program includes the review of the Company's products, information technology ("IT") systems, non-IT and embedded systems, and vendors/supply chain.

  State of Readiness. Management at each of the Company's businesses is in the final stages of a review of its computer systems and products to assess exposure to Year 2000 issues. The review process has been conducted by employees with expertise in information technology as well as engineers familiar with non-IT systems, and focuses on both the Company's internal systems and its existing and installed base of products. The Company previously formed a Year 2000 committee which is responsible for coordinating and facilitating activities across the Company. Progress of the Year 2000 committee is reported regularly to the Audit Committee of the Company's Board of Directors. Although the Company has used the services of consultants in connection with its assessment of some Year 2000 issues, it has not used independent verification and validation processes in the testing of its systems and products. As of March 31, 1999, the Company had conducted an inventory and test of its existing significant internal systems with regard to Year 2000 issues, and where necessary, identified proposed solutions to non-conforming systems. The Company anticipates that additional testing and remediation of these systems will continue through June, 1999.

  As of March 31, 1999, the Company had conducted an inventory of its existing and installed base of products. In particular, significant focus and resources will be required for the continuing assessment, testing and remediation process for the Industrial Computer Source existing product line and installed base of products. In determining state of readiness the Company has adopted the following definition:

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

  Most of the Company's existing product lines, and the installed base of products, already meet this definition of Year 2000 readiness (i.e., they are "Year 2000 Ready"). These products do not have Year 2000 readiness issues because they do not contain date-sensitive functions. Certain existing products which are date-sensitive are being made Year 2000 Ready by making upgrades (i.e., hardware modifications and/or new software versions, as appropriate) available to customers. A few of the Company's older, installed base of products, primarily at the Company's communications test business, cannot reasonably be upgraded; customers using these products are being offered trade-in packages for newer, Year 2000 Ready products. As part of its assessment phase, the Company is in the process of communicating with its significant suppliers and customers to determine the extent to which the Company is vulnerable to any failure by those third parties to remediate their own Year 2000 issues. In addition, the Company is evaluating the extent to which Year 2000 issues may arise as a result of some combinations of certain of its products with other companies' products. If any such suppliers to customers or product combinations do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially adversely affected. There can be no assurances that the Company's assessment of its suppliers and customers will be accurate.

  The targeted completion date for the review and remediation process for the communications test business, the Company's largest, is June, 1999. As of March 31, 1999, the communications test business had completed the inventory, assessment and testing of its existing products. Management does not consider data time fields to be critical to the functionality of most of the Company's communications test products. For the Company's other product categories, which may employ data time fields in areas that are critical to product functionality, completion dates are targeted on or prior to June, 1999 for testing and remediation. In those limited product lines where Year 2000 readiness issues have been recently identified, the remediation process (generally, the distribution and implementation of software upgrades) will not be completed until after June, 1999.

  Costs. The Company's historical and estimated costs of remediation have not been and are not anticipated to be material to the Company's financial position or results of operations, and will be funded through operating cash flows. Total costs associated with remediation of Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated at approximately $2 million to $3 million, of which approximately $700 thousand has already been incurred. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise. The costs do not include estimates for potential litigation. Many commentators believe that there will be a significant amount of litigation arising out of Year 2000 readiness issues. Because of the unprecedented nature of this litigation, it is not possible for the Company to predict the impact of such litigation.

  Year 2000 Risks and Related Plans. While the Company expects to make the necessary modifications or changes to both its internal IT and non-IT systems and existing product base in a timely fashion, there can be no assurance that the Company's internal systems and existing or installed base of products will not be materially adversely affected by the advent of Year 2000. Certain of the Company's products are used, in conjunction with products of other companies, in applications that may be critical to the operations of its customers. Any product non-readiness, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers or others, and could impair market acceptance of the Company's products and services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the Company.

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

  In the quarter ended June 30, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principals in recognizing revenue on software transactions.

  At March 31, 1999, the Company adopted Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has included in its Management Discussion and Analysis disclosure within its three operating segments: communications test, industrial computing and communications, and visual communications.

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of SFAS 133 on its results of operations and its financial position.

Quantitative And Qualitative Disclosures About Market Risk

  The Company operates both manufacturing facilities and sales offices within the United States and primarily sales offices outside the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its sales offices are located, as well as the low percentage of overall sales outside the United States (approximately 14%, 16% and 20% in fiscal 1999, 1998, and 1997, respectively of consolidated sales relate to foreign sales including exports from the United States). The Company's principal currency exposures against the U.S. dollar are in the major European currencies and in Canadian currency. The Company does not use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

  The Company uses derivative financial instruments consisting solely of interest rate swap contracts. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

  At March 31, 1999, the Company had $252 million of variable rate debt outstanding. At March 31, 1999 the Company had four interest rate swap contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR. At March 31, 1999, three of the four interest rate swap contracts had an interest rate higher than the three-month LIBOR quoted by its financial institutions, as variable rate three-month LIBOR interest rates declined after the swap contracts became effective. Therefore, the additional interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during fiscal 1999 was $0.5 million. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of March 31, 1999, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.1 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.1 million.

Forward-Looking Statements

  This report (other than the Company's consolidated financial statements of historical fact) contains forward-looking statements, including, without limitation:

    1. the statement in "Business-Products and Services--Industrial Computing and Communications", "Business-Seasonality", "Management Discussion and Analysis of Financial Condition and Results of Operations--Current and Historical Trends" and "Management Discussion and Analysis of Financial Condition and Results of Operations--Seasonality" concerning the Company's belief that the results of operations of Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of timing and size of such customers' orders;

    2. the statements in

      a. "Management Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" that the Company anticipates that fiscal 2000 capital expenditures will increase from fiscal 1999 levels and return to or exceed fiscal 1998 levels as the Company anticipates replacing certain of its Enterprise Resource Planning (ERP) systems at the communications test and industrial computing and communications businesses, and

      b. "Business--Product Development" and "Management Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" that the Company anticipates product development expense in future years to continue at an average to its historical rate of approximately 11% of consolidated sales per year, and "Risk Factors--Rapid Technological Change: Challenges of New Product Introductions" and "Management Discussion and Analysis of Financial Condition and Results of Operations--Product Development" that the Company expects to continue product development spending at levels similar as a percentage of consolidated sales per year to that expended from the beginning of fiscal 1997 through fiscal 1999;

    3. The statements in "Business--Customers and Marketing" that the Company anticipates shipments to BellSouth in fiscal 2000 could be approximately 10% of consolidated sales and does not anticipate sales from BellSouth to continue at a rate of approximately 13% of consolidated sales in future years;

    4. the statement in "Business--Seasonality" and "Management Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality" concerning the Company's belief that its results of operations are expected to vary significantly on a quarterly basis;

    5. the statement in "Business--Intellectual Property" that the Company does not believe that the expiration of any patent or group of patents would materially effect its business;

    6. the statement in "Business--Environmental Matters" that the Company does not foresee that federal, state and local laws or regulations which have been enacted or adopted regarding the discharge of materials into the environment will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company;

    7. the statement in "Risk Factors--Lack of Trading Market" concerning the Company's belief that the Common Stock is anticipated to continue to trade much less frequently than the Old Common Stock traded prior to the Merger, which may have a material adverse effect on the market value of the Common Stock;

    8. the statements in "Risk Factors--Year 2000 Risks and Related Plans" and "Management Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" that the Company expects to make the necessary modification of changes to both its internal IT and non-IT systems and existing product base in a timely fashion;

    9. the statements in "Legal Proceedings--Litigation" and "Financial Statements and Supplementary Data-Note Q. Commitments and
       Contingencies":

      a. concerning the Company's belief that the resolution of routine legal matters incidental to the Company's business in which the Company is involved from time to time will not have a material adverse effect on the Company's financial condition or results of operations and

      b. that the Company does not believe that the outcome of current litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity;

   10. the statement in "Market for Registrant's Common Stock and Related Security Holder Matters" that the Company intends to retain earnings for use in the operation and expansion of its business;

   11. the statements in "Management Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources--and Liquidity" and "Financial Statements and Supplementary Data-Note K. Debt" that:

      a. the Company will determine prior to June 30, 1999, whether or not to elect the option to prepay the mandatory $8 million amortization due in fiscal 2000 under the terms of the Recapture,

      b. the Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility,

      c. the Company expects that its interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods and

      d. the Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs;

    12. the statement in "Management Discussion and Analysis of Financial Condition and Results of Operations--The Euro Conversion" concerning the Company's belief that the impact of the euro is not expected to materially effect the results of operations of the Company,

    13. the statements in "Management Discussion and Analysis of Financial Condition and Results of Operations--Year 2000":

      a. that the Company anticipates that additional testing and remediation of internal systems will continue through June, 1999,

      b. concerning the Company's belief that the targeted completion date for the review and remediation process for the communications test business is June, 1999,

      c. concerning the Company's belief that completion dates are targeted on or prior to June 1999 for testing and remediation for other product categories, which may employ data time fields in areas that are critical to product functionality,

      d. concerning the Company's belief that those limited product lines where Year 2000 readiness issues have been recently identified, the remediation process (generally, the distribution and implementation of software upgrades) will not be completed until after June, 1999,

      e. concerning the Company's belief that the Company's estimated costs of remediation are not anticipated to be material to the Company's financial position or results of operations, and will be funded through operating cash flows,

      f. concerning the Company's belief that total costs associated with remediation of Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated at approximately $2 million to $3 million, and

      g. the Company intends to perform additional hard-disk back-up of its rudimentary systems and critical information in advance of the Year 2000,

    14. the statement in "Quantitative and Qualitative Disclosures about
        Market Risk" concerning the Company's belief that the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its sales offices are located, as well as the low percentage of overall sales outside the United States and

    15. other statements as to management's or the Company's expectations or beliefs presented in "Management Discussion and Analysis of Financial Condition and Results of Operations."

  Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The Company's actual results may be affected (and in some cases, have been affected) or could differ materially from estimates or expectations reflected in such forward-looking statements as a result of the factors described under "Business--Risk Factors", and as a result of important factors described elsewhere in this report (including, without limitation, those discussed in "--Business--Industry Overview," "--Products and Services," "--Customers and Marketing," "--International," "--Intellectual Property," "--Suppliers," and "--Environmental Matters," "Properties," "Legal Proceedings," "Management Discussion and Analysis of Financial Condition and Results of Operations-- Current and Historical Trends," "--Results of Operations," "--Capital Resources and Liquidity," "--The Euro Conversion," and "--Year 2000"), or as a result of important factors described in other Securities and Exchange Commission filings of the Company.

  While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management Discussion and Analysis of Financial Condition and Results of Operations contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

                                                                      APPENDIX C

                              DYNATECH CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS.......................................... C-2
FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND 1998................ C-3
  CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED MARCH 31, 1999,
   1998 AND 1997........................................................... C-4
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS
   ENDED MARCH 31, 1999, 1998 AND 1997..................................... C-5
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 1999,
   1998 AND 1997........................................................... C-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................... C-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dynatech Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dynatech Corporation and its subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the fiscal period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 26, 1999

                              DYNATECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
                                                              (Amounts in
                                                            thousands except
                                                              share data)
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  70,362  $ 64,904
  Accounts receivable (net of allowance of $1,634 and
   $1,764, respectively)..................................    70,996    69,988
  Inventories:
    Raw materials.........................................    16,680    24,263
    Work in process.......................................    13,644    11,769
    Finished goods........................................    16,947    12,850
                                                           ---------  --------
      Total inventory.....................................    47,271    48,882
  Other current assets....................................    22,150    16,823
                                                           ---------  --------
      Total current assets................................   210,779   200,597
Property and equipment:
  Leasehold improvements..................................     6,170     4,904
  Machinery and equipment.................................    51,893    51,220
  Furniture and fixtures..................................    14,748    12,351
                                                           ---------  --------
                                                              72,811    68,475
  Less accumulated depreciation and amortization..........   (47,192)  (42,110)
                                                           ---------  --------
                                                              25,619    26,365
Other assets:
  Intangible assets, net..................................    56,768    39,595
  Other...................................................    54,938    21,573
                                                           ---------  --------
                                                           $ 348,104  $288,130
                                                           =========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and current portion of long-term debt..... $  23,191  $    150
  Accounts payable........................................    34,317    22,933
  Accrued expenses:
    Compensation and benefits.............................    24,420    21,750
    Taxes, other than income taxes........................     2,626     2,071
    Deferred revenue......................................    27,141    13,868
    Interest..............................................    10,129       --
    Other.................................................    22,685    16,838
  Accrued income taxes....................................    10,772     5,196
                                                           ---------  --------
      Total current liabilities...........................   155,281    82,806
Long-term debt............................................   504,151        83
Deferred compensation.....................................     5,112     3,122
Commitments and contingencies (Note Q)
Shareholders' equity (deficit):
  Serial preference stock, par value $1 per share;
   Authorized 100,000 shares; none issued
  Common stock, 1999 and 1998, respectively:
   par value $0.00 and $0.20
   Authorized 200,000,000 and 50,000,000 shares...........       --        --
   Outstanding 120,665,048 and 18,605,689 shares..........       --      3,721
  Additional paid-in capital..............................   322,746     7,647
  Retained earnings (deficit).............................  (629,941)  237,282
  Unearned compensation...................................    (7,563)      --
  Other comprehensive loss................................    (1,682)   (1,600)
  Treasury stock, at cost; 0 and 1,741,265 shares,
   respectively...........................................       --    (44,931)
                                                           ---------  --------
      Total shareholders' equity (deficit)................  (316,440)  202,119
                                                           ---------  --------
                                                           $ 348,104  $288,130
                                                           =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended March 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Amounts in thousands
                                                            except
                                                       per share data)
Sales............................................ $522,854  $472,948  $362,412
Cost of sales....................................  228,572   205,522   137,254
                                                  --------  --------  --------
Gross profit.....................................  294,282   267,426   225,158
Selling, general and administrative expense......  149,006   138,310   114,479
Product development expense......................   54,023    54,995    43,267
Recapitalization-related costs...................   43,386       --        --
Nonrecurring charges.............................      --        --     27,776
Amortization of intangibles......................    6,228     5,835     6,793
Amortization of unearned compensation............    1,519       --        --
                                                  --------  --------  --------
Total operating expenses.........................  254,162   199,140   192,315
                                                  --------  --------  --------
  Operating income...............................   40,120    68,286    32,843
Interest expense.................................  (46,198)   (1,221)     (828)
Interest income..................................    3,398     3,012     2,785
Other income, net................................   15,959       730       634
                                                  --------  --------  --------
Income from continuing operations before income
 taxes...........................................   13,279    70,807    35,434
Provision for income taxes.......................    6,834    29,031    17,585
                                                  --------  --------  --------
Income from continuing operations................    6,445    41,776    17,849
Discontinued operations:
  Gain on sale of businesses net of income tax
   provision of $22,692..........................      --        --     12,000
                                                  --------  --------  --------
Net income....................................... $  6,445  $ 41,776  $ 29,849
                                                  ========  ========  ========
Income per common share--basic:
  Continuing operations.......................... $   0.06  $   2.49  $   1.04
  Discontinued operations........................      --        --       0.70
                                                  --------  --------  --------
                                                  $   0.06  $   2.49  $   1.74
                                                  ========  ========  ========
Income per common share--diluted:
  Continuing operations.......................... $   0.06  $   2.40  $   0.99
  Discontinued operations........................      --        --       0.67
                                                  --------  --------  --------
                                                  $   0.06  $   2.40  $   1.66
                                                  ========  ========  ========
Weighted average number of common shares
  Basic..........................................  106,212    16,795    17,200
  Diluted........................................  111,464    17,434    18,028

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                          Total
                          Number of Shares                                            Other              Share-
                          -----------------          Additional Retained             Compre-            holders'
                          Common   Treasury Common    Paid-In   Earnings   Unearned  hensive  Treasury   Equity
                           Stock    Stock    Stock    Capital   (Deficit)    Comp     Loss     Stock    (Deficit)
                          -------  -------- -------  ---------- ---------  --------  -------  --------  ---------
                                                       (Amounts in thousands)
Balance, March 31,
 1996...................   18,605   (1,021) $ 3,721   $ 12,102  $ 165,657            $   342  $(21,103) $ 160,719
 Net income--1997.......                                           29,849                                  29,849
 Translation
  adjustment............                                                              (1,589)              (1,589)
                                                                                                        ---------
 Total comprehensive
  income................                                                                                   28,260
                                                                                                        ---------
 Purchases of treasury
  stock.................            (1,021)                                                    (32,695)   (32,695)
 Exercise of stock
  options and other
  issuances.............               230              (3,533)                                  6,617      3,084
 Tax benefit from
  exercise of stock
  options...............                                 1,318                                              1,318
                          -------   ------  -------   --------  ---------  -------   -------  --------  ---------
Balance, March 31,
 1997...................   18,605   (1,812)   3,721      9,887    195,506        0    (1,247)  (47,181)   160,686
                          =======   ======  =======   ========  =========  =======   =======  ========  =========
 Net income--1998.......                                           41,776                                  41,776
 Translation
  adjustment............                                                                (353)                (353)
                                                                                                        ---------
 Total comprehensive
  income................                                                                                   41,423
                                                                                                        ---------
 Purchases of treasury
  stock.................              (163)                                                     (5,330)    (5,330)
 Exercise of stock
  options and other
  issuances.............               234              (2,919)                                  7,580      4,661
 Tax benefit from
  exercise of stock
  options...............                                   679                                                679
                          -------   ------  -------   --------  ---------  -------   -------  --------  ---------
Balance, March 31,
 1998...................   18,605   (1,741)   3,721      7,647    237,282        0    (1,600)  (44,931)   202,119
                          =======   ======  =======   ========  =========  =======   =======  ========  =========
 Net income--1999.......                                            6,445                                   6,445
 Translation
  adjustment............                                                                 (82)                 (82)
                                                                                                        ---------
 Total comprehensive
  income................                                                                                    6,363
                                                                                                        ---------
 Exercise of stock
  options and other
  issuances.............      414       59                (111)                                  1,946      1,835
 Tax benefit from
  exercise of stock
  options...............                                   609                                                609
Recapitalization-related
 costs:
 Common stock
  repurchased...........  (18,605)   1,682   (3,721)    (7,269)  (873,668)                      42,985   (841,673)
 Issuance of new stock,
  net of fees...........  120,251                      298,148                                            298,148
 Stock options expense..                                14,640                                             14,640
 Unearned compensation..                                 9,082              (9,082)                           --
 Amortization of
  unearned
  compensation..........                                                     1,519                          1,519
                          -------   ------  -------   --------  ---------  -------   -------  --------  ---------
Balance, March 31,
 1999...................  120,665        0  $     0   $322,746  $(629,941) $(7,563)  $(1,682) $      0  $(316,440)
                          =======   ======  =======   ========  =========  =======   =======  ========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended March 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
                                                    (Amounts in thousands)
Operating activities:
 Net income from operations.....................  $   6,445  $ 41,776  $ 29,849
 Adjustment for noncash items included in net
  income:
 Gain on discontinued operations................        --        --    (12,000)
 Depreciation...................................     11,741    12,066     9,280
 Amortization of intangibles....................      6,228     5,835     6,793
 Purchased incomplete technology................        --        --     20,627
 Intangibles writeoff...........................        --        --      7,149
 Gain on sale of subsidiary.....................    (15,900)      --        --
 Recapitalization-related costs.................     14,640       --        --
 Amortization of unearned compensation..........      1,519       --        --
 Amortization of deferred debt issuance costs...      2,693       --        --
 Change in net deferred income tax asset........    (12,289)   (5,575)   (7,617)
 Other..........................................        612       580       797
 Changes in operating assets and liabilities,
  net of effects of purchase acquisitions and
  divestitures..................................     53,309     4,380     4,926
                                                  ---------  --------  --------
 Net cash provided by continuing operations.....     68,998    59,062    59,804
 Net cash used in discontinued operations.......     (1,328)  (13,717)  (52,313)
                                                  ---------  --------  --------
 Net cash flows provided by operating activi-
  ties..........................................     67,670    45,345     7,491
Investing activities:
 Purchases of property and equipment............    (11,323)  (15,879)  (10,176)
 Disposals of property and equipment............        369       219       214
 Proceeds from sales of businesses..............     21,000       --     96,682
 Businesses acquired in purchase transactions,
  net of cash acquired..........................    (21,365)      --    (68,930)
 Incentive earnout related to the purchase of
  Advent........................................     (3,845)      --        --
 Other..........................................     (4,915)      144       290
                                                  ---------  --------  --------
 Net cash flows provided by (used in) continuing
  operations....................................    (20,079)  (15,516)   18,080
 Net cash flows provided by (used in) discontin-
  ued operations................................        --        507      (951)
                                                  ---------  --------  --------
 Net cash flows provided by (used in) investing
  activities....................................    (20,079)  (15,009)   17,129
Financing activities:
 Borrowings of debt.............................    575,000    (5,000)    3,200
 Repayment of debt..............................    (48,000)      --       (678)
 Repayment of notes payable.....................     (2,192)      --        --
 Repayment of capital lease obligations.........       (159)     (195)      --
 Financing fees.................................    (38,631)      --        --
 Proceeds from issuance of common stock.........    277,035     4,513     1,693
 Proceeds from exercise of stock options........      1,800       --        --
 Purchases of treasury stock and stock outstand-
  ing...........................................   (806,508)   (5,330)  (32,695)
                                                  ---------  --------  --------
 Net cash flows used in financing activities....    (41,655)   (6,012)  (28,480)
Effect of exchange rate on cash.................       (478)      798    (2,452)
                                                  ---------  --------  --------
Increase (decrease) in cash and cash equiva-
 lents..........................................      5,458    25,122    (6,312)
Cash and cash equivalents at beginning of year..     64,904    39,782    46,094
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $  70,362  $ 64,904  $ 39,782
                                                  =========  ========  ========
Change in operating asset and liability compo-
 nents:
 Decrease (increase) in trade accounts receiv-
  able..........................................  $  (1,114) $    994  $(15,833)
 Decrease (increase) in inventories.............      2,503    (8,739)      450
 Increase (decrease) in other current assets....      2,089    (2,431)   (3,341)
 Increase in accounts payable...................     11,025     6,009     2,059
 Increase in accrued expenses and taxes.........     38,806     8,547    21,591
                                                  ---------  --------  --------
 Change in operating assets and liabilities.....  $  53,309  $  4,380  $  4,926
                                                  =========  ========  ========
Supplemental disclosures of cash flow informa-
 tion:
 Cash paid during the year for:
 Interest.......................................  $  33,376  $    934  $    889
 Income taxes...................................     16,013    24,307    42,340
 Tax benefit of disqualifying dispositions of
  stock options.................................        609       679     1,318
 Noncash proceeds from sale of businesses:
 Promissory notes...............................        --        --      7,200
 Preferred stock................................        --        --      6,300

   The accompanying notes are an integral part of the consolidated financial statements.

                             DYNATECH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. FORMATION AND BACKGROUND

    Dynatech Corporation was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted primarily by wholly-owned subsidiaries located principally in the United States with other operations, primarily sales offices, located in Europe and the Far East. The Company is managed in three business segments: communications test, industrial computing and communications, and visual communications.

    The communications test segment manufactures products for communications service providers (such as Regional Bell Operating Companies ("RBOCs"), long distance companies and competitive access providers), service users such as large corporate and government network operators), and manufacturers of communications equipment systems.

    The industrial computing and communications segment provides computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. In addition, the Company sells ruggedized portable communications and computing devices used by field-service workers for telephone companies, utilities, insurance companies, and other organizations with large field-service workforces.

    The visual communications segment primarily provides (i) airplane cabin video information display systems and information services for the general and commercial aviation markets, and (ii) digital color enhancement systems used in the process of transferring film images into electronic signals--a process commonly used to transfer film images to video for use in the production of television commercials and programming.

B. RECAPITALIZATION AND MERGER

    On May 21, 1998, CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Old Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Common Stock.

    As a result of the Merger, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), holds approximately 91.8% of the Common Stock. John F. Reno, the Chairman, President and Chief Executive of the Company (who retired from the Company on May 19, 1999) together with two family trusts holds approximately 1.0% of the Common Stock and other stockholders hold approximately 7.2% of the Common Stock. The Merger and related transactions were treated as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions.

    In connection with the Merger, the Company incurred a charge of $43.4 million, consisting of $39.9 million (including a $14.6 million non-cash charge) for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options, and $3.5 million for certain other expenses resulting from the Merger, including employee termination expense. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to shareholders' equity.

                             DYNATECH CORPORATION

C. RELATED PARTY

    The Company will pay an annual management fee of $0.5 million to CDR. In return for the annual management fee, CDR will provide management and financial consulting services to the Company and its subsidiaries. During fiscal 1999, the Company paid CDR $0.5 million in management fees and expenses.

    On May 19, 1999, Ned C. Lautenbach, a principal of CDR, became the Company's Chairman, President and Chief Executive Officer. Mr. Lautenbach will not receive compensation for these services, which will be provided in connection with an agreement between the Company and CDR.

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

    Dynatech Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Dynatech Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Dynatech LLC. See Note K. Debt. Accordingly, the condensed consolidated financial statements of Dynatech Corporation, presented in this report, are not materially different from those of Dynatech LLC. Management has not included separate financial statements of Dynatech LLC because management has determined that they would not be material to holders of the Senior Subordinated Notes or to the holders of Dynatech Corporation's common stock. Dynatech LLC is subject, under agreements governing its indebtedness, to prohibitions on its ability to make distributions to Dynatech Corporation (with limited exceptions) and other significant restrictions on its operations. See Note K. Debt.

E. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its wholly owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, nonrecurring charges, and the carrying values of discontinued operations. Actual results could differ from those estimates.

    Cash Equivalents. Cash equivalents represent highly liquid debt instruments with a maturity of three months or less at the time of purchase.

    Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments, accounts receivable and interest rate swap contracts.

    The Company maintains its cash accounts primarily with one institution and places its cash investments in prime quality certificates of deposit, commercial paper, or mutual funds.

                             DYNATECH CORPORATION

    Credit risk related to its accounts receivable are limited due to the large number of customers and their dispersion across many business and geographic areas. However, a significant amount of trade receivables are with customers within the telecommunications industry. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. In fiscal 1999 the Company provided approximately $0.5 million for doubtful accounts ($0.4 million in fiscal 1998 and $0.6 million if fiscal 1997).

    In fiscal 1999 the Company recognized revenue equal to approximately 13% of consolidated sales from one telecommunications customer. At March 31, 1999 approximately 10% of the accounts receivable balance related to this customer.

    The Company's counterparties to the agreements relating to the Company's investments and interest rate swap contracts consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties.

    Inventories. Inventories are carried and charged to cost of sales at standard costs, which is updated regularly and which approximates the lower of cost (first-in, first-out or average) or market.

    Property and Equipment. Property and equipment are carried at cost and include expenditures for major improvements which substantially increase their useful life. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized in the Statement of Operations.

    Depreciation and Amortization. For financial reporting purposes, depreciation of machinery, equipment, and fixtures is computed on the straight-line method over estimated useful lives of two to ten years. Leasehold improvements are amortized over the lesser of the lives of the leases or estimated useful lives of the improvements.

    Intangible Assets. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill or intangible assets by assessing the carrying value of the asset against the anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends, product transition, distribution channels and prospects, and, in addition, demand, competition, and other economic factors. In March 1997, the Company recorded a $7.1 million charge related to product and distribution transitions.

    Product technology and other intangible assets are amortized on a straight-line basis primarily over two to ten years, but in no event longer than their expected useful lives. Amortization expense related to product technology was $3.1 million in fiscal 1997, $3.1 million in fiscal 1998 and $3.0 million in fiscal 1999, and was excluded from cost of sales. Excess of cost over fair market value of net assets (goodwill) is being amortized on a straight-line basis over 15 to 30 years.

    Other Assets. In connection with the Merger, the Company incurred financing fees which will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. See Note K. Debt. In addition, the deferred tax asset increased primarily as a result of certain compensation charges relating to stock options in connection with the Merger.

    Other comprehensive income (loss). The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet

                             DYNATECH CORPORATION
  date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in shareholders' equity. The realized gains or losses resulting from foreign currency transactions are included in other income.

    Unearned compensation. On July 15, 1998, the Company granted non-qualified options to certain key employees to purchase 14.3 million shares of common stock at an exercise price lower than closing market price. The Company has historically granted options at a price equal to the closing market price on the date of the grant. During fiscal 1999 the amortization of unearned compensation was $1.5 million.

    Unearned compensation related to these options of $9.7 million was recorded within shareholders' equity (deficit) and will be charged to expense over a five-year vesting period. As of March 31, 1999, the unamortized portion of the total compensation expense was $7.6 million.

    Treasury Stock. The Company delivers treasury shares upon the exercise of stock options and issuance of shares for the Company's Employee Stock Purchase Plan and the difference between the cost of the treasury shares, on a last-in, first-out basis, and the exercise price of the option is reflected in additional paid-in capital. Repurchase of treasury stock is accounted for by using the cost method of accounting. On May 21, 1998, the Company retired all of its treasury stock in connection with the Merger.

    Revenue Recognition. Sales of products and services are recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the balance sheet.

    Research and Development. Costs relating to research and development are expensed as incurred. Internal software development costs that qualify for capitalization are not material.

    Warranty Costs. The Company generally warrants its products for one year after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

    Year 2000 Costs. Costs of modifying computer software for Year 2000 compliance are expensed as incurred.

    Interest Rate Swap Contracts. The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The Company does not hold or issue financial instruments for trading or speculative purposes. The differential to be paid or received under these agreements will be recognized as an adjustment to interest expense related to the debt. See Note L. Interest Rate Swap Contracts.

    Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   New Pronouncements

    During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common

                             DYNATECH CORPORATION
  stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

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

    In the quarter ended June 30, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principals in recognizing revenue on software transactions.

    At March 31, 1999, the Company adopted Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has included in its Management's Discussion and Analysis disclosure within its three operating segments: communications test, industrial computing and communications, and visual communications.

    On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of SFAS 133 on its results of operations and its financial position.

F. ACQUISITIONS AND DIVESTITURES

   Fiscal 1999 Activity:

    Acquisitions. On June 19, 1998, the Company, through one of its indirect wholly owned subsidiaries, acquired all of the outstanding capital stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of $20 million, including an incentive earnout. This acquisition resulted in approximately $18 million of goodwill which is being amortized over 30 years. The acquisition was accounted for using the purchase method of accounting. Pacific designs and manufactures customer-specified avionics and integrated cabin management.

    In February 1999, the Company, through one of its wholly owned subsidiaries, acquired Flight TECH, a Hillsboro, Oregon based inflight entertainment manufacturer specializing in equipment for small and medium jets, and turboprop aircraft. The acquisition was accounted for using the purchase method of accounting at a purchase price of $2 million. This acquisition resulted in approximately $1.9 million of goodwill which is being amortized over 30 years.

    Divestiture. On June 30, 1998, the Company sold the assets of ComCoTec, Inc.("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. ComCoTec is a supplier of pharmacy management software and services and was a subsidiary within the Company's visual communications products group. The Company recognized a gain of $15.9 million from the sale of ComCoTec and recorded it in other income.

                             DYNATECH CORPORATION

    The Company has not presented separate pro forma financial statements for the recent acquisitions or divestiture due to the immateriality of such pro forma effects on the consolidated financial statements of the Company.

   Fiscal 1997 Acquisitions:

    In March of 1997, the Company acquired the net assets of Advent Design, Inc. ("Advent") for $3.5 million in cash. Advent designs and manufactures high-performance microprocessor-based systems for the computer, medical and communications markets. This acquisition generated $3.4 million of goodwill which is being amortized over 15 years. During fiscal 1999 and 1998, the Company incurred a $3.5 million and $1.6 million, respectively, increase in goodwill, related to a targeted and renegotiated three-year earnout based on, among other things, a targeted sales growth.

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

G. DISCONTINUED OPERATIONS

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

    In connection with the sale of one of its subsidiaries, the Company agreed to guarantee the purchaser's payment obligations under a credit facility obtained by the purchaser. The guaranteed portion of the principal amount of this facility was reduced from $3 million to $1.4 million in fiscal 1999. The guarantee will expire in June 1999.

    In connection with the disposition of these subsidiaries, the Company had net liabilities of $1.2 million and $756 thousand at March 31, 1999 and 1998, respectively. Included in these amounts are liabilities related to severance, legal, lease runout, taxes and warranty accruals, most of which were paid in fiscal 1998, offset by noncash investments.

                              DYNATECH CORPORATION

H. INTANGIBLE ASSETS

    Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                             1999       1998
                                                          ---------- ----------
                                                          Amounts in thousands
   Product technology.................................... $   17,042 $   17,042
   Excess of cost over net assets acquired...............     55,878     32,478
   Other intangible assets...............................     13,307     13,307
                                                          ---------- ----------
                                                              86,227     62,827
   Less accumulated amortization.........................     29,459     23,232
                                                          ---------- ----------
     Total............................................... $   56,768 $   39,595
                                                          ========== ==========

I. OTHER ASSETS

    The detail of Other Assets is as follows:

                                                             1999       1998
                                                          ---------- ----------
                                                          Amounts in thousands
   Deferred financing fees............................... $   24,614 $      --
   Deferred tax asset....................................     23,852     17,084
   Other assets..........................................      6,472      4,489
                                                          ---------- ----------
     Total other assets.................................. $   54,938 $   21,573
                                                          ========== ==========

J. EARNINGS PER SHARE

    The computation for earnings per share is as follows:

                                                     1999     1998     1997
                                                   --------  -------  -------
   Net income:
     Continuing operations........................ $  6,445  $41,776  $17,849
     Discontinued operations......................      --       --    12,000
                                                   --------  -------  -------
   Consolidated net income........................ $  6,445  $41,776  $29,849
                                                   ========  =======  =======
   BASIC:
   Common stock outstanding, net of treasury
    stock, beginning of period....................   16,871   16,803   17,594
   Weighted average common stock and treasury
    stock issued during the period................  104,324      134      144
   Weighted average common stock and treasury
    stock repurchased.............................  (14,983)    (142)    (538)
                                                   --------  -------  -------
   Weighted average common stock outstanding, net
    of treasury stock, end of period..............  106,212   16,795   17,200
                                                   ========  =======  =======
   Net income per common share:
     Continuing operations........................ $   0.06  $  2.49  $  1.04
     Discontinued operations......................      --       --       .70
                                                   --------  -------  -------
   Consolidated net income........................ $   0.06  $  2.49  $  1.74
                                                   ========  =======  =======

                             DYNATECH CORPORATION

                                                     1999     1998     1997
                                                   --------  -------  -------
   DILUTED:
   Common stock outstanding, net of treasury
    stock, beginning of period....................   16,871   16,803   17,594
   Weighted average common stock and treasury
    stock issued during the period................  104,324      134      144
   Weighted average common stock equivalents......    5,252      639      828
   Weighted average common stock and treasury
    stock repurchased.............................  (14,983)    (142)    (538)
                                                   --------  -------  -------
   Weighted average common stock outstanding, net
    of treasury stock, end of period..............  111,464   17,434   18,028
                                                   ========  =======  =======
   Net income per common share:
     Continuing operations........................ $   0.06  $  2.40  $  0.99
     Discontinued operations......................      --       --       .67
                                                   --------  -------  -------
   Consolidated net income........................ $   0.06  $  2.40  $  1.66
                                                   ========  =======  =======

K. DEBT

    Long-term debt is summarized below:

                                                             1999       1998
                                                          ---------- ----------
                                                          Amounts in thousands
   Senior secured credit facilities...................... $  252,000 $      --
   Senior subordinated notes.............................    275,000        --
   Capital lease obligations.............................        342        233
                                                          ---------- ----------
     Total debt..........................................    527,342        233
   Less current portion..................................     23,191        150
                                                          ---------- ----------
     Long-term debt...................................... $  504,151 $       83
                                                          ========== ==========

    In fiscal 1998, the Company had two credit facilities totaling $180 million. At March 31, 1998, the Company had $180 million available under these facilities. These facilities were terminated at the time of the Merger.

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

    Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with

                             DYNATECH CORPORATION
  substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. During fiscal 1999 the Company repaid $8 million of mandatory principal payments and repaid $40 million of indebtedness under its $110 million Revolving Credit Facility. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including the amortization of deferred debt issuance costs was $46.2 million in fiscal 1999.

    The Senior Secured Credit Facilities are also subject to mandatory prepayment and reduction in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (i) certain debt offerings by the Company and any of its subsidiaries, (ii) certain asset sales or other dispositions by the Company or any of its subsidiaries, and (iii) property insurance or condemnation awards received by the Company or any of its subsidiaries, and (b) 50% of the Company's excess cash flow (the "Recapture") (as defined in the Senior Secured Credit Agreement) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

    The Company is required, under the terms of the Recapture, to repay $15 million in Term Loan borrowing on June 30, 1999. The Company, may, in its sole discretion, use the $15 million in part to prepay the mandatory $8 million amortization due in fiscal 2000. The Company will determine, prior to June 30, 1999, whether or not to elect this option.

    At March 31, 1999, the Company had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished or accomplished on acceptable terms.

    The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.25% per annum for the period commencing May 21, 1998 and ending March 31, 1999. However, the Company has entered into interest rate swaps which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.66% (plus an applicable margin). The terms of one interest rate swap contract provide upon termination for a one-year option to renew 50% of the notional amount at the discretion of the lender. See Note L. Interest Rate Swaps. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

    Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn following the May, 1998 closing of the Recapitalization was $70 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. At March 31, 1999, the Company had no outstanding borrowings under the Revolving Credit Facility. Therefore, the undrawn portion of this facility was $110 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability

                             DYNATECH CORPORATION
  to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    The mandatory repayment schedule of the Term Loan Facility over the next five years and thereafter is as follows: $8.0 million in fiscal 2000, $8.0 million in fiscal 2001, $11.5 million in fiscal 2002, $14.5 million in fiscal 2003, $18.0 million in fiscal 2004, and $192.0 million in fiscal years subsequent to fiscal 2004.

    The Company is also required, under the Terms of the Senior Secured Credit Facility, to pay a commitment fee based on the unused amount of the revolving credit facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter.

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

L. INTEREST RATE SWAP CONTRACTS

    The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements will be recognized as an adjustment to interest expense related to the debt. At March 31, 1999 the Company had four interest rate swap contracts in which the Company pays a fixed interest rate and the Company receives a three-month LIBOR interest rate.

   Swap No.   Notional Amount                  Term                  Fixed Interest Rate
   --------   ---------------                  ----                  -------------------
    1             $25,000     October 16, 1998--October 16, 2000           4.7150%
    2             $65,000     September 30, 1998--September 30, 2001       5.8450%
    3             $65,000     September 30, 1998--September 30, 2001       5.8500%
    4             $65,000     September 30, 1998--September 28, 2001       5.8375%

                             DYNATECH CORPORATION

    On April 6, 1999 the Company renegotiated two of its interest rate swap contracts (swap numbers 3 and 4 above). These two agreements, with notional amounts totaling $130 million, a weighted-average interest rate of 5.84375% and original termination dates of September 28, 2001 and September 30, 2001 were replaced. The notional amount of the new swap contract is $130 million with a fixed interest rate of 5.755%, terminating on September 28, 2001. In addition there is a one-year option to renew for 50% of the notional amount ($65 million) at the discretion of the lender. All other terms of the swap contract remained the same. The Company did not incur any additional expense to renegotiate this contract.

M. INCOME TAXES

    The components of income (loss) from continuing operations before taxes are as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                        Amounts in thousands
   Domestic........................................... $13,900  $69,772 $38,486
   Foreign............................................    (621)   1,035  (3,052)
                                                       -------  ------- -------
     Total............................................ $13,279  $70,807 $35,434
                                                       =======  ======= =======

    The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                         1999    1998    1997
                                                        ------  ------- -------
                                                         Amounts in thousands
   Provision for income taxes:
   United States....................................... $6,268  $22,810 $11,729
   Foreign.............................................   (125)     327     234
   State...............................................    691    5,894   5,622
                                                        ------  ------- -------
     Total............................................. $6,834  $29,031 $17,585
                                                        ======  ======= =======

    The components of the income tax provision are as follows:

                                                       1999     1998     1997
                                                     --------  -------  -------
                                                       Amounts in thousands
   Current:
     Federal........................................ $ 18,901  $21,248  $19,297
     Foreign........................................     (125)    (978)     234
     State..........................................      301    6,123    5,671
                                                     --------  -------  -------
       Total Current................................   19,077   26,393   25,202
                                                     --------  -------  -------
   Deferred:
     Federal........................................  (12,626)   1,562   (7,568)
     Foreign........................................      --     1,305      --
     State..........................................      383     (229)     (49)
                                                     --------  -------  -------
     Total deferred.................................  (12,243)   2,638   (7,617)
                                                     --------  -------  -------
       Total........................................ $  6,834  $29,031  $17,585
                                                     ========  =======  =======

                             DYNATECH CORPORATION

    Reconciliations between U.S. federal statutory rate and the effective tax rate of continuing operations follow:

                                                              1999  1998  1997
                                                              ----  ----  ----
   Tax at U.S. federal statutory rate.......................  35.0% 35.0% 35.0%
   Increases (reductions) to statutory tax rate resulting
    from:
     Foreign income subject to tax at a rate different than
      U.S. rate.............................................  (0.8)  --    0.6
     State income taxes, net of federal income tax benefit..   5.2   5.1   3.8
     Research and development tax credit....................   --   (1.3) (0.7)
     Nondeductible amortization.............................   3.4   1.2   1.1
     Nondeductible compensation.............................   4.8   --    --
     Other..................................................   3.9   1.0   0.7
                                                              ----  ----  ----
       Effective tax rate before certain charges............  51.5% 41.0% 40.5%
     Nondeductible purchased research and and development...   --    --    8.2
     Nondeductible writeoff of intangibles..................   --    --    0.9
                                                              ----  ----  ----
       Total effective tax rate on continuing operations....  51.5% 41.0% 49.6%
                                                              ====  ====  ====

    The principal components of the deferred tax assets and liabilities follow:

                                                            1999        1998
                                                         ----------  ----------
                                                         Amounts in thousands
   Deferred tax assets:
     Net operating loss carryforwards................... $    4,758  $    4,608
     Vacation benefits..................................      1,109       1,556
     Depreciation and amortization......................     16,349      16,343
     Reserves, primarily inventory......................      8,174       5,791
     Deferred revenue...................................      6,705       1,747
     Compensation-related to stock options..............      5,126         --
     Other deferred assets..............................      3,326       1,841
                                                         ----------  ----------
                                                             45,547      31,886
   Valuation allowance..................................     (4,758)     (4,608)
                                                         ----------  ----------
                                                             40,789      27,278
   Deferred tax liabilities:
     Depreciation and amortization......................        --          431
     Other deferred liabilities.........................      1,016       1,068
                                                         ----------  ----------
                                                              1,016       1,499
                                                         ----------  ----------
     Net deferred tax assets............................ $   39,773  $   25,779
                                                         ==========  ==========

    Deferred income taxes are included in the following balance sheet accounts:

                                                              1999       1998
                                                           ---------- ----------
                                                           Amounts in thousands
   Other current assets................................... $   15,921 $    8,695
   Other assets...........................................     23,852     17,084
                                                           ---------- ----------
                                                           $   39,773 $   25,779
                                                           ========== ==========

                             DYNATECH CORPORATION

    The valuation allowance applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation reserve relates to the increase in these net loss carryforwards.

    On March 31, 1999 the Company has foreign and state net operating loss carryforwards of $9.1 million and $31.3 million respectively. The foreign loss carryforwards begin to expire in the year ending March 31, 2003, and the state net operating losses begin to expire in the year ending March 31, 2004.

N. EMPLOYEE RETIREMENT PLANS

    The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. The Plan does not provide for stated benefits upon retirement. Employees outside the U.S. are covered principally by government-sponsored plans that are deferred contribution plans. The cost of Company-provided plans is not material.

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

    Corporate contributions to employee retirement plans were $4.9 million in fiscal 1999, $4.5 million in fiscal 1998 and $4.0 million in fiscal 1997.

O. STOCK COMPENSATION AND PURCHASE PLANS

    On July 30, 1996 the shareholders adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their salary toward semi-annual purchases of the Company's capital stock. There were 38,692 shares issued on April 17, 1998. The plan commenced October 1, 1996 and terminated on May 21, 1998.

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

    The Company maintains a third Stock Option plan in which common stock is available for grant to non-employee directors. Each eligible director is automatically granted a stock option to purchase 25,000 shares of stock when he or she is first elected to the Board of Directors.

    At the time of the Merger, each Company stock option became fully vested and exercisable, other than 20,737 Company stock options held by John F. Reno. Any Company stock option that was outstanding immediately prior to the effective time of the Merger, was cancelled and each holder received an option cancellation payment. Stock options held by certain key executives were converted into equivalent options to purchase shares of Common Stock and were not cancelled.

                             DYNATECH CORPORATION

    A summary of activity in the Company's option plans is as follows:

                                           1999                1998                1997
                                         Weighted            Weighted            Weighted
                                         Average             Average             Average
                                1999     Exercise   1998     Exercise   1997     Exercise
                               Shares     Price    Shares     Price    Shares     Price
                             ----------  -------- ---------  -------- ---------  --------
   Shares under option,
    beginning of year......   2,135,719   $26.33  1,770,560   $21.87  1,684,580   $15.17
   Impact of converting
    shares on date
    of Merger..............  18,479,093
   Options granted (at an
    exercise price of $2.50
    to $3.187 in 1999, $35
    to $44 in 1998, and $32
    to $54 in 1997.........  16,439,511     2.54    634,800    36.25    607,550    34.51
   Options exercised.......    (860,120)   15.15   (148,941)   17.20   (255,690)   11.99
   Options canceled........  (2,290,959)    9.68   (120,700)   24.26   (265,880)   17.82
                             ----------           ---------           ---------
   Shares under option, end
    of year................  33,903,244   $ 1.85  2,135,719   $26.33  1,770,560   $21.87
                             ==========           =========           =========
   Shares exercisable......  18,420,794   $ 1.30    512,999   $18.79    300,710   $14.77

    Options available for future grants under the plans were 4.2 million, 497 thousand, and 1.0 million at March 31, 1999, 1998, and 1997, respectively.

    The fair market value of each option granted during 1999, 1998, and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 45% in 1999, 40% in 1998 and 39% in 1997, risk-free interest rate of 5.38% in 1999, 6% in 1998 and 6.59% in 1997, expected life of 5 years in 1999, 7 years in 1998 and 1997, and a dividend yield of 0%. The Weighted Average Fair Value of options granted, net of forfeitures, during the years 1999, 1998 and 1997 was $1.673, $19.20 and $18.68, respectively.

    The following table summarizes information about currently outstanding and exercisable stock options at March 31, 1998:

                                                             Weighted
                                                 Number of    Average   Weighted
                                                  Options    Remaining  Average
                                                Outstanding Contractual Exercise
   Range of Exercise Price                      At 3/31/99     Life      Price
   -----------------------                      ----------- ----------- --------
   $0.00 - $1.00...............................  6,914,880     4.926     $0.737
   $1.00 - $2.00............................... 11,507,153     7.490      1.597
   $2.00 - $3.25............................... 15,481,211     9.197      2.542
                                                ----------
     Total..................................... 33,903,244     7.746     $1.853
                                                ==========

    The Company applies ABP Opinion 25 and related interpretations in accounting for its plans. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS123"), which is effective for transactions entered into for fiscal years that begin after December 15, 1995. FAS123 established a fair value-based method of accounting for stock-based compensation plans. In adopting FAS123 in 1997, the Company elected footnote disclosure only. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan under FAS123. Had compensation cost for the Company's

                             DYNATECH CORPORATION
  stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by FAS123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                  1999              1998             1997
                            ----------------  ---------------- ----------------
                               As      Pro       As      Pro      As      Pro
                            Reported  Forma   Reported  Forma  Reported  Forma
                            -------- -------  -------- ------- -------- -------
                                  Amounts in thousands except per share
   Net income..............  $6,445  $(7,510) $41,776  $38,441 $29,849  $27,863
   Net income per share:
     Basic.................  $ 0.06  $ (0.07) $  2.49  $  2.29 $  1.74  $  1.62
     Diluted...............  $ 0.06  $ (0.07) $  2.40  $  2.20 $  1.66  $  1.55

    The effect of applying FAS123 in this pro forma disclosure is not indicative of future amounts. FAS123 does not apply to awards prior to 1995; and additional awards in future years are anticipated.

P. SHAREHOLDER RIGHTS PLAN

    In February 1989 the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Dynatech's common stock. The Plan as amended entitled a qualifying shareholder to buy shares of Dynatech junior participating cumulative preferred stock in the case of an acquisition of, or tender offer for, more than a specified percentage of Dynatech's common stock.

    All outstanding Rights issued and outstanding under the Rights Agreement and the Rights Agreement terminated immediately prior to the effective time of the Merger and no shares of Common Stock issued on or after the effective time of the Merger have or will have any Rights associated with them under the Rights Agreement.

Q. COMMITMENTS AND CONTINGENCIES

    The Company has operating leases from continuing operations covering plant, office facilities, and equipment which expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 2000 through 2004 under noncancelable operating leases having an original term of more than one year are $8.9 million, $7.5 million, $6.2 million, $5.1 million, and $4.2 million, respectively. The aggregate obligation subsequent to fiscal 2004 is $2.7 million. Rent expense was approximately $9.2 million, $8.1 million, and $6.2 million in fiscal 1999, 1998, and 1997, respectively.

    The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

    On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things,

                             DYNATECH CORPORATION
  as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in August 1999 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

R. NONRECURRING CHARGES

    The components of nonrecurring expenses include the following:

                                                                    1997
                                                            --------------------
                                                            Amounts in thousands
   Incomplete technology...................................       $20,627
   Intangible writeoffs....................................         7,149
                                                                  -------
     Total.................................................       $27,776
                                                                  =======

S. PRO FORMA INCOME STATEMENT

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

                                     1997
                             --------------------
                             Amounts in thousands
   Sales...................        $426,234
   Cost of sales...........         183,076
                                   --------
   Gross profit............         243,158
   Selling, general & ad-
    ministrative expense...         122,232
   Product development ex-
    pense..................          48,515
   Nonrecurring charges....           7,149
   Amortization of intangi-
    bles...................           8,853
                                   --------
   Operating income........          56,409
   Interest expense........          (3,284)

   Interest income.........           2,785
   Other income, net.......             633
                                   --------
   Income from continuing
    operations before in-
    come taxes.............          56,543
   Provision for income
    taxes..................          24,974
                                   --------
   Income from continuing
    operations.............        $ 31,569
                                   ========

                             DYNATECH CORPORATION

                                                                    1997
                                                            --------------------
                                                            Amounts in thousands
   Income per share:
     Basic.................................................        $ 1.84
     Diluted...............................................        $ 1.74
   Weighted average shares:
     Basic.................................................        17,200
     Diluted...............................................        18,028

T. SEGMENT INFORMATION AND GEORGRAHIC AREAS

    Segment Information. The Company operates in three business segments: communications test, industrial computing and communications, and visual communications applications. The communications test segment, through the Company's TTC subsidiary, provides communications test instruments to communications service providers, long-distance companies, and competitive access providers, among others. TTC's broad test and analysis product line ranges from portable units to centralized test and monitoring systems installed in telephone company central offices.

    The industrial computing and communications segment provides computer products to the ruggedized computer market. The Company's ICS subsidiary provides computer products and systems designed to withstand excessive temperatures, dust, moisture, and vibration in harsh operating environments. The Company's Itronix subsidiary sells ruggedized portable communications and computing devices used by field service workers.

    The Company's visual communications segment is comprised primarily by Airshow, a subsidiary that manufactures passenger cabin video information display systems and information services; and da Vinci, which manufactures digital color enhancement systems used in the process of transferring film images into electronic signals--a process commonly used to transfer film images to video.

    Corporate EBIT is comprised of corporate general and administrative expense that has not been allocated to each segment. Corporate expenses exclude any non-recurring items such as recapitalization-related costs, non-recurring expenses, amortization of unearned compensation, and gain on sale of subsidiary. Corporate assets are comprised primarily of cash, deferred financing fees, and deferred taxes.

    The Company is a multi-national corporation with continuing operations outside the United States consisting of distribution and sales offices in Germany, England, France and the Pacific Rim.

    The accounting policies for the segments are the same as those described in the summary of significant accounting policies. See "Note E. Summary of Significant Accounting Policies."

    In fiscal 1997 and fiscal 1998, no single customer accounted for more than 10% of sales. In fiscal 1999, however, the Company recognized revenue equal to approximately 13% of consolidated sales from one customer.

                             DYNATECH CORPORATION

    Segment Information. During the fourth quarter of fiscal 1999 the Company adopted FAS 131 which establishes standards for the reporting of operating segments in the financial statements. The Company measures the performance of its subsidiaries by the their respective earnings before interest and taxes ("EBIT"). The information below includes sales and EBIT (excluding non-recurring items) for the three segments the Company participates in: communications test, industrial computing and communications, and visual communications.

                      SEGMENT                       1999      1998      1997
                      -------                     --------  --------  --------
   Communications test:
     Bookings.................................... $260,722  $233,934  $214,227
     Sales.......................................  238,942   240,432   211,310
     Earnings before interest & taxes............   40,656    48,395    42,811
     Total assets................................   71,453    78,586    70,857
     Capital expenditures........................    5,147     8,898     6,461
   Industrial computing & communications:
     Bookings.................................... $253,818  $162,784  $ 82,449
     Bookings on a pro forma basis...............                      146,271
     Sales.......................................  193,322   154,993    78,342
     Sales on a pro forma basis..................      --        --    142,164
     Earnings before interest & taxes............   18,793     3,479     3,856
     EBIT on a pro forma basis...................      --        --      6,795
     Total assets................................   93,753    94,724    90,469
     Capital expenditures........................    2,967     4,586     1,653
   Visual communications:
     Bookings.................................... $ 95,785  $ 82,385  $ 77,790
     Sales.......................................   90,590    77,523    72,760
     Earnings before interest & taxes............   29,259    20,171    17,820
     Total assets................................   41,748    16,869    20,405
     Capital expenditures........................    3,029     2,349     1,973
   Corporate:
     Loss before interest & taxes (a)............ $ (3,624) $ (3,029) $ (3,234)
     Total assets................................  141,150    97,951    67,279
     Capital expenditures........................      180        46        89
   Total Company:
     Bookings.................................... $610,325  $479,103  $374,466
     Sales.......................................  522,854   472,948   362,412
     Earnings before interest & taxes (a)........   85,084    69,016    61,253
     Total assets................................  348,104   288,130   249,010
     Capital expenditures........................   11,323    15,879    10,176

  --------
  (a) Excludes recapitalization-related costs, non-recurring expenses, amortization of unearned compensation, and gain on sale of subsidiary; includes corporate general and administrative expense not allocated to each segment.

                             DYNATECH CORPORATION

    Geographic Information. Information by geographic areas for the years ended March 31, 1999, 1998, and 1997 is summarized below:

                                                         Outside U.S.
                                                United   (principally
                                                States     Europe)    Combined
                                               --------  ------------ --------
                                                    Amounts in thousands
   Sales to unaffiliated customers
     1999..................................... $502,611*   $20,243    $522,854
     1998.....................................  451,360*    21,588     472,948
     1997.....................................  340,603*    21,809     362,412
   Income (loss) before taxes from continuing
    operations
     1999..................................... $ 13,900    $  (621)   $ 13,279
     1998.....................................   69,772    $ 1,035    $ 70,807
     1997.....................................   38,486     (3,052)     35,434
   Long-lived assets (a) at
     March 31, 1999........................... $112,662    $   811    $113,473
     March 31, 1998...........................   69,584        865      70,449
     March 31, 1997...........................   70,985        781      71,766

  --------
  *  Includes export sales of $55,219, $54,552, and $48,959 in 1999, 1998 and
     1997, respectively.
  (a) Excludes deferred taxes.

    Currency Income. Net income in fiscal 1999, 1998, and 1997 included currency gains (losses) of approximately $9,800, $12,600, and $99,300, respectively.

U. SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                                      FY 1999
                                    First     Second   Third    Fourth    Year
                                   --------  -------- -------- -------- --------
                                   (Amounts in thousands except per share data)
   Sales.........................  $109,143  $123,601 $136,781 $153,329 $522,854
   Gross profit..................    62,989    70,936   76,731   83,626  294,282
   Net income (loss).............   (11,933)    3,661    6,949    7,768    6,445
   Income (loss) per common share
     Basic.......................  $  (0.19) $   0.03 $   0.06 $   0.06 $   0.06
     Diluted.....................     (0.19)     0.03     0.05     0.06     0.06
   Market Share Price(b)--High...  $  4.312  $  3.438 $  3.000 $  3.500
            --Low................     3.125     2.687    2.375    2.718

                             DYNATECH CORPORATION

                                                     FY 1998
                                    First    Second   Third    Fourth    Year
                                   -------- -------- -------- -------- --------
   Sales.......................... $104,320 $115,856 $133,138 $119,634 $472,948
   Gross profit...................   61,683   65,044   74,873   65,826  267,426
   Net income (loss)..............    8,982   10,512   12,735    9,547   41,776
   Income (loss) per common share
     Basic........................ $   0.54 $   0.63 $   0.76 $   0.57 $   2.49
     Diluted......................     0.52     0.60     0.73     0.55     2.40
   Market Share Price(a)--High.... $  41.88 $  41.94 $  47.31 $  48.50
            --Low.................    29.00    34.38    34.00    46.19

  --------
  (a) From January 28, 1997 to May 21, 1998, shares of Common Stock of the Company were traded on the New York Stock Exchange. Prior to January 28, 1997, shares of Common Stock of the Company were traded on the Nasdaq--National Market. No cash dividends were paid on shares of Common Stock of the Company.
  (b) As a result of the Merger on May 21, 1998, trading in the Old Common Stock was halted and the Common Stock is traded only in the over-the-counter market. The market share prices reflect the high and low close prices after May 21, 1998.

                                                                     SCHEDULE II

                              DYNATECH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

               For the years ended March 31, 1999, 1998, and 1997

Reserve for Doubtful Accounts (in thousands)

Balance, March 31, 1996................................................. $  957
  Additions charged to income...........................................    646
  Writeoff of uncollectible accounts, net...............................   (359)
  Allowances reclassified...............................................    628
                                                                         ------
Balance, March 31, 1997.................................................  1,872
  Additions charged to income...........................................    425
  Writeoff of uncollectible accounts, net...............................   (533)
                                                                         ------
Balance, March 31, 1998.................................................  1,764
  Additions charged to income...........................................    483
  Writeoff of uncollectible accounts, net...............................   (613)
                                                                         ------
Balance, March 31, 1999................................................. $1,634
                                                                         ======

                                                                      APPENDIX D

                                 EXHIBIT INDEX

 Exhibit No.
 -----------
  2.1        Agreement and Plan of Merger, dated as of December 20, 1997, by and between CDRD Merger Corporation and Dynatech Corporation.(3)

  2.2        Agreement and Plan of Merger, dated May 18, 1998, between TTC
             Reorg Corp. and Telecommunications Techniques Co., LLC.(2)

  2.3        Agreement and Plan of Merger, dated May 21, 1998, between TTC
             Merger Co. LLC and Telecommunications Techniques Co., LLC.(2)

  3.1        Restated Articles of Organization of Dynatech Corporation.

  3.2        Bylaws of Dynatech Corporation.(1)

  4.1        Indenture, dated May 21, 1998, among Dynatech Corporation, TTC
             Merger Co. LLC and State Street Bank and Trust Company, as
             Trustee.(2)

  4.2        Form of 9 3/4% Senior Subordinated Note due 2008 (included in
             Exhibit 4.1).

  4.3        First Supplemental Indenture, dated May 21, 1998, between
             Telecommunications Techniques Co., LLC and State Street Bank and
             Trust Company, as Trustee.(2)

  4.4        Registration Rights Agreement, dated May 21, 1998, by and Among
             Dynatech Corporation, Telecommunications Techniques Co., LLC,
             Credit Suisse First Boston Corporation and J.P. Morgan Securities
             Inc. (2)

 10.1 Agreement and Plan of Merger, dated as of December 20, 1997, by and between CDRD Merger Corporation and Dynatech Corporation.(3)

 10.2        Agreement and Plan of Merger, dated May 18, 1998, between TTC
             Reorg Corp. and Telecommunications Techniques Co., LLC.(2)

 10.3        Agreement and Plan of Merger, dated May 21, 1998, between TTC
             Merger Co., LLC and Telecommunications Techniques Co., LLC.(2)

 10.4        Credit Agreement, dated May 21, 1998, among Dynatech Corporation,
             TTC Merger Co. LLC, the lenders named therein, Morgan Guaranty and
             Trust Company of New York, as administrative agent, Credit Suisse
             First Boston, as syndication agent, and The Chase Manhattan Bank, as documentation agent.(2)

 10.5 Guarantee and Collateral Agreement, dated as of May 21, 1998, among Dynatech Corporation, Telecommunications Techniques Co., LLC and certain of its subsidiaries and Morgan Guaranty and Trust
             Company of New York.(2)

 10.6        Indemnification Agreement, dated May 21, 1998, among Dynatech
             Corporation, Telecommunications Techniques Co., LLC, Clayton,
             Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited
             Partnership.(2)

 10.7        Consulting Agreement, dated May 21, 1998, by and among Dynatech
             Corporation, Telecommunications Techniques Co., LLC and Clayton,
             Dubilier & Rice, Inc.(2)

 10.8        Tax Sharing Agreement, dated May 21, 1998, between Dynatech
             Corporation and Telecommunications Techniques Co., LLC.(2)

 10.9        Registration Rights Agreement, dated May 21, 1998, by and among
             Dynatech Corporation, Clayton, Dubilier & Rice Fund V Limited
             Partnership, Mr. Reno, the Suzanne D. Reno Trust and the John F.
             Reno Trust.(2)

 10.10       Assignment and Assumption Agreement, dated May 21, 1998, between
             Dynatech Corporation and Telecommunications Techniques Co., LLC.(2)


 Exhibit No.
 -----------
 10.11       Purchase Agreement, dated May 14, 1998, among Dynatech
             Corporation, TTC Merger Co., LLC, Credit Suisse First Boston
             Corporation and J.P. Morgan Securities, Inc.(2)

 10.12       Purchase Agreement Supplement, dated May 21, 1998, between
             Dynatech Corporation, Telecommunications Techniques Co., LLC.,
             Credit Suisse First Boston Corporation and J.P. Morgan Securities,
             Inc.(2)

 10.13       Assumption Agreement, dated May 21, 1998, among Dynatech
             Corporation, TTC Merger Co., LLC, and Telecommunications
             Techniques Co., LLC and consented to by Morgan Guaranty Trust
             Company of New York, as administrative agent.(1)

 10.14       Amended and Restated Employment Agreement, entered into November
             1, 1998, by and between Dynatech Corporation and John F. Reno.(4)

 10.15       Amended and Restated Employment Agreement, entered into November
             1, 1998, by and between Dynatech Corporation and Allan M.
             Kline.(4)

 10.16       Amended and Restated Employment Agreement, entered into November
             1, 1998, by and between Dynatech Corporation and John R.
             Peeler.(4)

 10.17       Form of Letter Agreement with John A. Mixon and Certain Other
             Officers.(1)

 10.18       Form of Management Equity Agreement with Mr. Reno.(1)

 10.19       Form of Management Equity Agreement with Messrs. Kline and
             Peeler.(1)

 10.20       Form of Management Equity Agreement with Mr. Mixon and Certain
             Other Officers.(1)

 10.21       Form of Nondisclosure, Noncompetition and Nonsolicitation
             Agreement.(1)

 10.22       Amendment No. 1, dated as of December 20, 1997, to the Shareholder
             Rights Agreement, dated as of February 16, 1989, as amended and restated as of March 12, 1990, between Dynatech Corporation and BankBoston, N.A., as Rights Agent.(7)

 10.23       Dynatech Corporation 1992 Stock Option Plan.(5)

 10.24       Dynatech Corporation Amended and Restated 1994--Stock Option and
             Incentive Plan.(6)

 10.25       Dynatech Corporation Non-Employee Directors Stock--Incentive
             Plan.(6)

 10.26       Retirement Agreement between Dynatech Corporation and John F.
             Reno, dated as of May 19, 1999

 21          Subsidiaries of Dynatech Corporation

 23          Consent of Independent Accountants

 27          Financial Data Schedule


--------
(1) Incorporated by reference to Dynatech Corporation Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-12657).
(2) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
(3) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-4 (File No. 333-44933).
(4) Incorporated by reference to Dynatech Corporation Form 10-Q for the quarter ended December 31, 1998 (File No. 1-12657).
(5) Incorporated by reference to Dynatech Corporation Form 10-K for the fiscal year ended March 31, 1992.
(6) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-8 (File No. 333-75797).
(7) Previously filed.