Form 10-Q
period 1999-06-30
DYNATECH CORP
filed 1999-08-05
CIK 30841

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At July 15, 1999 there were 120,681,048 shares of common stock of the registrant outstanding.

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

                                                          Three Months Ended
                                                                June 30
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Sales.................................................... $ 160,771  $ 109,143
Cost of sales............................................    73,937     46,154
                                                          ---------  ---------
Gross profit.............................................    86,834     62,989
Selling, general & administrative expense................    39,894     35,189
Product development expense..............................    15,287     13,501
Recapitalization and other related costs.................    13,259     43,386
Amortization of intangibles..............................     1,558      1,440
Amortization of unearned compensation....................       441        --
                                                          ---------  ---------
    Total operating expense..............................    70,439     93,516
                                                          ---------  ---------
Operating income (loss)..................................    16,395    (30,527)
Interest expense.........................................   (12,851)    (6,082)
Interest income..........................................       702        788
Gain on sale of subsidiary...............................       --      15,900
Other income.............................................         6         32
                                                          ---------  ---------
Income (loss) before income taxes........................     4,252    (19,889)
Income tax provision (benefit)...........................     1,701     (7,956)
                                                          ---------  ---------
Net income (loss)........................................ $   2,551  $ (11,933)
                                                          =========  =========
Income (loss) per common share:
  Basic.................................................. $    0.02  $   (0.19)
  Diluted................................................ $    0.02  $   (0.19)
                                                          =========  =========
Weighted average number of common shares:
  Basic..................................................   120,673     63,464
  Diluted................................................   129,572     63,464
                                                          =========  =========


           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            June 30   March 31
                                                             1999       1999
ASSETS                                                    ----------- ---------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents..............................  $  45,936  $  70,362
  Accounts receivable, net...............................     69,273     70,996
  Inventories:
    Raw materials........................................     17,229     16,680
    Work in process......................................     14,781     13,644
    Finished goods.......................................     10,242     16,947
                                                           ---------  ---------
      Total inventory....................................     42,252     47,271
  Other current assets...................................     23,662     22,150
                                                           ---------  ---------
      Total current assets...............................    181,123    210,779
Property and equipment, net..............................     26,460     25,619
Intangible assets, net...................................     55,241     56,768
Other assets.............................................     55,603     54,938
                                                           ---------  ---------
                                                           $ 318,427  $ 348,104
                                                           =========  =========
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable/current portion of long-term debt........  $   4,024  $  23,191
  Accounts payable.......................................     24,806     34,317
  Income taxes payable...................................      4,015     10,772
  Accrued expenses:
    Compensation and benefits............................     28,218     24,420
    Deferred revenue.....................................     32,205     27,141
    Interest.............................................      3,602     10,129
    Other................................................     22,432     25,311
                                                           ---------  ---------
      Total current liabilities..........................    119,302    155,281
Long-term debt...........................................    513,085    504,151
Deferred compensation....................................      6,248      5,112
Shareholders' deficit:
  Common stock...........................................        --         --
  Additional paid-in capital.............................    316,594    322,746
  Retained deficit.......................................   (627,390)  (629,941)
  Unearned compensation..................................     (6,772)    (7,563)
  Other comprehensive loss...............................     (2,640)    (1,682)
                                                           ---------  ---------
      Total shareholders' deficit........................   (320,208)  (316,440)
                                                           ---------  ---------
                                                           $ 318,427  $ 348,104
                                                           =========  =========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                June 30
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
Operating activities:
  Net income (loss)....................................... $  2,551  $ (11,933)
  Adjustments for noncash items included in net income:
   Depreciation...........................................    2,771      3,173
   Amortization...........................................    2,806      1,440
   Gain on sale of subsidiary.............................      --     (15,900)
   Transaction related costs..............................      --      14,640
  Change in deferred income tax asset.....................      --      (5,500)
  Change in operating assets and liabilities..............  (15,882)     4,321
                                                           --------  ---------
  Net cash flows used in continuing operations............   (7,754)    (9,759)
  Net cash flows provided by (used in) discontinued opera-
   tions..................................................     (342)       403
                                                           --------  ---------
Net cash flows used in operating activities...............   (8,096)    (9,356)
Investing activities:
  Purchases of property and equipment.....................   (3,678)    (2,416)
  Proceeds from disposals of property and equipment.......      --         127
  Proceeds from sale of business..........................      --      20,000
  Business acquired in purchase transaction, net of cash
   acquired...............................................      --     (19,615)
  Other...................................................   (1,504)    (4,149)
                                                           --------  ---------
  Net cash flows used in continuing operations............   (5,182)    (6,053)
  Net cash flows provided by discontinued operations......      --         --
                                                           --------  ---------
Net cash flows used in investing activities...............   (5,182)    (6,053)
Financing activities:
  Net borrowings (repayments) of debt.....................  (10,170)   573,000
  Repayment of notes payable..............................      --        (905)
  Repayment of capital lease obligations..................      (63)       (32)
  Transaction related costs...............................      --     (41,324)
  Proceeds from issuance of stock.........................       27    278,568
  Purchases of treasury stock and stock outstanding.......      --    (806,508)
                                                           --------  ---------
Net cash flows provided by financing activities...........  (10,206)     2,799
Effect of exchange rate on cash...........................     (942)      (369)
                                                           --------  ---------
Decrease in cash and cash equivalents.....................  (24,426)   (12,979)
Cash and cash equivalents at beginning of year............   70,362     64,904
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 45,936  $  51,925
                                                           ========  =========

           See notes to condensed consolidated financial statements.

                             DYNATECH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation and Results of Operations

   Dynatech Corporation (the "Company") was organized in 1959 and its operations are conducted primarily by wholly owned subsidiaries located principally in the United States with distribution and sales offices in Germany, England, France, and the Pacific Rim.

   The Company operates in three business segments: communications test, industrial computing and communications, and visual communications. The communications test segment provides communications test instruments to communications service providers and long-distance companies, among others. The industrial computing and communications segment provides computer products to the ruggedized computer market. The visual communications segment manufactures (1) airplane passenger cabin video information display systems and information services, and (2) digital color enhancement systems used in the process of transferring film images into electronic signals.

   The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2000 are references to the Company's fiscal year which began April 1, 1999 and will end March 31, 2000).

B. Condensed Consolidated Financial Statements

   In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 1999, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K as of March 31, 1999.

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

C. Recapitalization and Other Related Costs

   In accordance with the terms of agreements relating to the Recapitalization (described below) and to other matters, the Company may elect to call vested stock options of certain employees upon termination of their services. During the first three months of fiscal 2000, the Company provided $13.3 million for such option calls and other expenses, most of which amount related to the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company.

   The total cash to be paid for the call of these options is approximately $14.9 million. At the time of the Merger (as defined below) the Company recorded a charge of $5.8 million, specifically related to these options, in connection with accelerating the vesting upon consummation of the Merger. Accordingly, an additional charge of $9.1 million has been recorded during the first quarter of fiscal 2000.

   In connection with the Merger, the Company incurred a charge of $43.4 million principally for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to shareholders' equity.

D. Recapitalization and Merger

   On May 21, 1998, CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Common Stock.

E. New Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by Statement of Financial Accounting Standards No. 137 which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.

F. Legal Proceedings

   Litigation. The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in December 1999 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

G. Income (Loss) Per Share

   Income (loss) per share is calculated as follows:

                                                              Three Months Ended
                                                                   June 30,
                                                             ---------------------
                                                                1999       1998
                                                             ---------- ----------
                                                             (In thousands except
                                                                per share data)
   Net income (loss)......................................   $    2,551 $  (11,933)
                                                             ========== ==========
   BASIC:
   Common stock outstanding, beginning of period..........      120,665     16,871
   Weighted average common stock issued...................            8     54,416
   Weighted average common stock repurchased..............          --      (7,823)
                                                             ---------- ----------
   Weighted average common stock outstanding, end of peri-
    od....................................................      120,673     63,464
                                                             ========== ==========
   Income (loss) per common share.........................   $     0.02 $    (0.19)
                                                             ========== ==========
   DILUTIVE:
   Common stock outstanding beginning of period...........      120,665     16,871
   Weighted average common stock issued...................            8     54,416
   Weighted average of dilutive potential common stock(a)....     8,899        --
   Weighted average common stock repurchased..............          --      (7,823)
                                                             ---------- ----------
   Weighted average common stock outstanding, end of peri-
    od....................................................      129,572     63,464
                                                             ========== ==========
   Income (loss) per common share.........................   $     0.02 $    (0.19)
                                                             ========== ==========

--------
(a) As of June 30, 1999, the Company had no options that were excluded from the diluted earnings per share calculation, since all options had a dilutive effect on earnings per share.

    As of June 30, 1998, the Company had options outstanding to purchase
    15.3 million shares of common stock that were excluded from the diluted earnings per share computation as the effect of their inclusion would have been antidilutive.

H. Debt

   Long-term debt is summarized below:

                                                              June 30, March 31,
                                                                1999     1999
                                                              -------- ---------
   Senior secured credit facilities.......................... $241,830 $252,000
   Senior subordinated notes.................................  275,000  275,000
   Capitalized leases........................................      279      342
                                                              -------- --------
     Total debt..............................................  517,109  527,342
       Less current portion..................................    4,024   23,191
                                                              -------- --------
   Long-term debt............................................ $513,085 $504,151
                                                              ======== ========

I. Shareholders' Deficit

   The following is a summary of the change in shareholders' deficit for the period ended June 30, 1999.

                              Number
                             Of Shares Additional                             Other         Total
                              Common    Paid-In   Retained     Unearned   Comprehensive Shareholders'
                               Stock    Capital    Deficit   Compensation     Loss         Deficit
                             --------- ---------- ---------  ------------ ------------- -------------
   Balance, March 31,
    1999...................   120,665   $322,746  $(629,941)   $(7,563)      $(1,682)     $(316,440)
                              -------   --------  ---------    -------       -------      ---------
   Net income current
    year...................                           2,551                                   2,551
   Translation adjustment..                                                     (958)          (958)
                                                                                          ---------
   Total comprehensive
    income.................                                                                   1,593
                                                                                          =========
   Adjust unearned
    compensation...........                 (350)                  350                          --
   Stock option expense....               (5,829)                                            (5,829)
   Amort of unearned
    compensation...........                                        441                          441
   Issuance of new stock...         8         27                                                 27
                              -------   --------  ---------    -------       -------      ---------
   Balance, June 30, 1999..   120,673    316,594  $(627,390)   $(6,772)      $(2,640)     $(320,208)
                              =======   ========  =========    =======       =======      =========

J. Segment Information

  Sales and earnings before interest and taxes ("EBIT") for the three months ended June 30, 1999 and 1998 is shown below (in thousands):

                                                            Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                              1999      1998
   SEGMENT                                                  --------- ---------
   Communications test:
     Sales................................................. $  67,281 $  53,801
     EBIT..................................................    10,125     6,741
   Industrial computing & communications:
     Sales.................................................    69,977    33,951
     EBIT..................................................    13,042       166
   Visual communications:
     Sales.................................................    23,513    21,391
     EBIT..................................................     6,900     6,538
   Corporate:
     EBIT..................................................        33      (554)
   Total:
     Sales................................................. $ 160,771 $ 109,143
     EBIT..................................................    30,100    12,891

  The Company had no material change in total assets by segment since March 31, 1999 and is, therefore, not separately disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 1999.

Overview

   During fiscal 1999 the Company's communications test and industrial computing and communications segments had been experiencing certain order delays due to the telecommunications equipment and service providers facing capital market volatility, reduced financing availability, as well as an overall economic slowdown in Asia. During the first quarter of fiscal 2000, the Company shipped products at record levels. However, the Company cannot predict whether this trend will continue due in part to the volatility of the global economy, the unpredictability of the purchasing patterns of the Regional Bell Operating Companies ("RBOCs"), and the timing and size of such customers' orders, among other things.

   In accordance with the terms of agreements relating to the Recapitalization and to other matters, the Company may elect to call vested stock options of certain employees upon termination of their services. During the first three months of fiscal 2000, the Company provided $13.3 million for such option calls and other expenses, most of which amount related to the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company.

   The total cash to be paid for the call of these options is approximately $14.9 million. At the time of the Merger the Company recorded a charge of $5.8 million, specifically related to these options, in connection with accelerating the vesting upon consummation of the Merger. Accordingly, an additional charge of $9.1 million has been recorded during the first quarter of fiscal 2000.

   During the first quarter of fiscal 1999, the Company acquired Pacific Systems, Inc. ("Pacific") for a total purchase price of $20 million. This acquisition resulted in approximately $18 million of goodwill which is being amortized over 30 years. Pacific is a subsidiary within the Company's visual communications segment.

   Also during the first quarter of fiscal 1999, the Company sold the assets of ComCoTec, Inc. ("ComCoTec") for $21 million. The Company recognized a gain of $15.9 million from the sale of ComCoTec and recorded the gain in other income. ComCoTec was a subsidiary within the Company's visual communications segment.

Results of Operations

 Three Months Ended June 30, 1999 as Compared to Three Months Ended June 30,
 1998

   Sales. For the three months ended June 30, 1999 consolidated sales increased $51.6 million or 47.3% to $160.8 million as compared to $109.1 million for the three months ended June 30, 1998. The increase occurred within all three operating segments yet was primarily attributable to increased shipments of the Company's ruggedized laptop computers as a result of the large backlog of orders at March 31, 1999.

   International sales (defined as sales outside of North America) were $14.3 million or 8.9% of consolidated sales for the three months ended June 30, 1999, as compared to $15.9 million or 14.6% of consolidated sales for the three months ended June 30, 1998. The slight dollar decrease in international sales was a result of slower international sales throughout the Company. The large percentage decrease was a result of the increase in sales to a large domestic RBOC as a result of the large backlog at March 31, 1999.

   Gross Profit. Consolidated gross profit increased $23.8 million to $86.8 million or 54.0% of consolidated sales for the three months ended June 30, 1999 as compared to $63.0 million or 57.7% of consolidated sales for the three months ended June 30, 1998. The percentage decrease was attributable to a change in the sales mix within the consolidated group along with lower gross margins within the Company's industrial computing and communications segment.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $70.4 million or 43.8% of consolidated sales for the three months ended June 30, 1999, as compared to $93.5 million or 85.7% of consolidated sales for the three months ended June 30, 1998. Excluding the impact of the recapitalization and other related costs, total operating expenses were $57.2 million or 35.6% of consolidated sales and $50.1 million or 45.9% of consolidated sales for the three months ended June 30, 1999 and 1998, respectively. The percentage decrease in total operating expenses excluding the recapitalization and other related expenses is due primarily to operating expenses having increased at a rate slower than sales growth, which is consistent with the Company's continued focus on cost containment.

   Selling, general and administrative expense was $39.9 million or 24.8% of consolidated sales for the three months ended June 30, 1999 as compared to $35.2 million or 32.2% of consolidated sales for the three months ended June 30, 1998. The percentage decrease is in part a result of the increase in sales. In addition, the Company's ICSADVENT Corporation subsidiary, formerly Industrial Computer Source, reduced its expense on its Industrial Computer Source-Book catalog as this subsidiary has implemented an on-line ordering system via the internet.

   Product development expense was $15.3 million or 9.5% of consolidated sales for the three months ended June 30, 1999 as compared to $13.5 million or 12.4% of consolidated sales for the same period a year ago. The Company continues to invest in product development and enhancement within all three segments. However, the percentage decrease is primarily due to the timing of expenses related to ongoing research and development programs as well as the increase in sales.

   Recapitalization and other related costs were $13.3 million and $43.4 million at June 30, 1999 and June 30, 1998, respectively. The fiscal 2000 expense relates to the cost incurred by the Company's call of certain terminating employees' vested stock options as well as other related termination expenses. Recapitalization costs totaling $43.4 million were incurred during the first quarter of fiscal 1999 in connection with the Merger, consisting of $39.9 million (including a $14.6 million non-cash charge) for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options (of which $5.8 million relates to the terminating employees' unvested options as described above), and $3.5 million for certain other expenses resulting from the Merger, including employee termination expense.

   Amortization of intangibles was $1.6 million for the three months ended June 30, 1999 as compared to $1.4 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific in June, 1998.

   Amortization of unearned compensation of $0.4 million during the first quarter of fiscal 2000 related to the amortization of the $9.7 million recorded within shareholders' equity related to the 14.3 million options that originally were issued in July, 1998 at a grant price lower than fair market value.

   Operating income (loss). Operating income increased to $16.4 million or 10.2% of consolidated sales for the three months ended June 30, 1999 as compared to an operating loss of $30.5 million or (28.0%) of consolidated sales for the same period a year ago. The increase was primarily a result of the recapitalization and other related costs during fiscal 1999. Excluding these expenses, the Company generated operating income of $29.7 million or 18.4% of consolidated sales and $12.9 million or 11.8% of consolidated sales for the three months ended June 30, 1999 and 1998, respectively. This percentage increase was primarily the result of slower growth in operating expenses relative to the increase in sales described above.

   Interest. Interest expense, net of interest income, was $12.1 million for the three months ended June 30, 1999 as compared to $5.3 million for the same period a year ago. The increase in net interest expense was attributable to a full quarter of interest expense in fiscal 2000 as compared to 41 days of interest expense in the first quarter of fiscal 1999, as the debt was incurred in connection with the Merger on May 21, 1998.

   Gain on sale. On June 30, 1998 the Company sold the assets of ComCoTec for $21 million which resulted in a gain of $15.9 million. ComCoTec was a subsidiary within the Company's visual communications segment.

   Taxes. The effective tax rate for the three months ended June 30, 1999 was 40.0%, which is essentially at the same level for the same period last year.

   Net income. Net income increased $14.5 million to $2.6 million or $0.02 per share on a diluted basis for the three months ended June 30, 1999 as compared to a net loss of $11.9 million or a $0.19 loss per share on a diluted basis for the same period a year ago. The increase was primarily attributable to the lower recapitalization and other related expenses and higher sales during fiscal 2000 as compared to the same period last year.

   Backlog. Backlog at June 30, 1999 was $169.2 million, an decrease of 0.5% as compared to $170.1 million at March 31, 1999.

Adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("FAS 131")

   During the fourth quarter of fiscal 1999 the Company adopted FAS 131 which establishes standards for the reporting of operating segments in the financial statements. The Company measures the performance of its subsidiaries by the their respective new orders received ("bookings"), sales and earnings before interest and taxes ("EBIT"). The discussion below includes bookings, sales and EBIT (excluding recapitalization and other related costs and the gain on sale of subsidiary) for the three segments in which the Company participates: communications test, industrial computing and communications, and visual communications (in thousands).

                                                            Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                              1999      1998
SEGMENT                                                     --------- ---------
Communications test:
  Bookings................................................. $  76,358 $  49,743
  Sales....................................................    67,281    53,801
  EBIT.....................................................    10,125     6,741
Industrial computing & communications:
  Bookings................................................. $  56,198 $  39,510
  Sales....................................................    69,977    33,951
  EBIT.....................................................    13,042       166
Visual communications:
  Bookings................................................. $  24,821 $  26,067
  Sales....................................................    23,513    21,391
  EBIT.....................................................     6,900     6,538

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 -- Communications Test Products

   Bookings for communications test products increased $26.6 million or 53.5% to $76.4 million for the three months ended June 30, 1999 as compared to $49.7 million for the same period a year ago. Orders for the Company's communications test instruments products continue to recover from last year's slowdown which was a result of the communications industry consolidation and the Asia economic crisis.

   Sales of communications test products increased $13.5 million or 25.1% to $67.3 million for the three months ended June 30, 1999 as compared to $53.8 million for the three months ended June 30, 1998. During fiscal 1999 the Company experienced a decrease in demand for its core instruments in part due to the RBOC's consolidating their purchasing practices as well as the economic slowdown in Asia. The increase in sales is in part a result of the high backlog position for products within this segment at March 31, 1999.

   EBIT for the communications test products increased $3.4 million or 50.2% to $10.1 million for the three months ended June 30, 1999 as compared to $6.7 million for the same period a year ago. The increase in EBIT is directly related to the increase in sales.

   The backlog for the Company's communications test products was $69.7 million, an increase of 15.0% from the fiscal year ended March 31, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 -- Industrial Computing and Communications Products

   Bookings for the industrial computing and communications products increased 42.2% to $56.2 million for the three months ended June 30, 1999 as compared to $39.5 million for the same period a year ago. The increase is primarily attributable to a few significant orders received during the first quarter of fiscal 2000 from one of the large RBOCs for ruggedized laptops.

   Sales of industrial computing and communications products increased 106.1% to $70.0 million for the three months ended June 30, 1999 as compared to $34.0 million for the three months ended June 30, 1998. The increase was primarily due to increased shipments of the Company's ruggedized laptop computers to the RBOCs due to the high backlog position for products within this segment at March 31, 1999.

   EBIT for the industrial computing and communications products was $13.0 million for the three months ended June 30, 1999 as compared to $0.2 million for the same period a year ago. The increase was primarily attributable to the additional shipments of the ruggedized laptop computers. In addition the Company's ICSADVENT Corporation subsidiary, formerly Industrial Computer Source, reduced its expense on its Industrial Computer Source-Book catalog as this subsidiary has implemented an on-line ordering system via the internet.

   The backlog for the Company's industrial computing and communications products was $68.0 million, a decrease of 14.2% from the fiscal year ended March 31, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 -- Visual Communications Products

   Bookings for the visual communications products decreased $1.2 million or 4.8% to $24.8 million for the three months ended June 30, 1999 as compared to $26.1 million for the same period a year ago. The decrease was primarily a result of bookings for the Company's ComCoTec subsidiary, which was sold in June 1998, offset by bookings at Pacific, which was acquired in June 1998. In addition the Company booked approximately $2.4 million in fiscal 1999 related to Parallax which was closed in December 1998.

   Sales for the Company's visual communications products increased $2.1 million or 9.9% to $23.5 million for the three months ended June 30, 1999 as compared to $21.4 million for the same period a year ago. The increase in shipments is primarily a result of shipments at Pacific during the first three months of fiscal 2000 offset by shipments at Parallax and ComCoTec for the same period last year.

   EBIT for the visual communications products increased $0.4 million or 5.5% to $6.9 million for the three months ended June 30, 1999 as compared to $6.5 million for the same period a year ago.

   The backlog for the Company's visual communications products was $31.5 million, an increase of 4.3% from the fiscal year ended March 31, 1999.

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

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of June 30, 1999, the Company had $517.1 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $236.8 million in borrowings under the Term Loan Facility and $5.0 million under the Revolving Credit Facility.

   Cash Flows. The Company's cash and cash equivalents decreased $24.4 million during the three months ended June 30, 1999.

   Working Capital. For the three months ended June 30, 1999, the Company's working capital decreased as its operating assets and liabilities used $15.9 million of cash. Accounts receivable decreased, creating a source of cash of $1.7 million. Inventory levels also decreased, creating a source of cash of $4.0 million, due primarily to improved inventory management throughout the organization. Other current assets increased, creating a use of cash of $1.5 million. Accounts payable decreased, creating a use of cash of $9.5 million. Other current liabilities decreased, creating a use of cash of $10.7 million. The decrease is due in part to management incentive payments made during the first quarter of fiscal year 2000.

   Investing activities. The Company's investing activities totaled $5.2 million for the three months ended June 30, 1999 in part for the purchase and replacement of property and equipment.

   The Company's capital expenditures during the first three months of fiscal 2000 were $3.7 million as compared to $2.4 million for the same period last year. The increase was primarily due to the timing of certain capital expenditure commitments at the Company's communications test and industrial computing and communications businesses. The Company anticipates that fiscal 2000 capital expenditures will increase from fiscal 1999 levels and return to or exceed fiscal 1998 levels as the Company anticipates replacing certain of its Enterprise Resource Planning (ERP) systems at the communications test and industrial computing and communications businesses. The Company is, in accordance with the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditure levels.

   Debt and equity. The Company's financing activities used $10.2 million in cash during the first quarter of fiscal 2000, due mainly to the repayment of debt.

Debt

   Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The balances of the revolving credit facility, and tranches A, B, C, and D at June 30, 1999 were $5.0 million, $34.7 million, $67.4 million, $67.4 million, and

$67.4 million, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including $0.8 million of deferred debt issuance costs amortization was $12.9 million for the first quarter of fiscal 2000.

   The Company is required, under the terms of its Senior Secured Credit Facilities, to make a mandatory prepayment and principal reduction in an amount equal to 50% of the Company's excess cash flow (the "Recapture") calculated at the end of the Company's fiscal year. The Company was required to prepay $14.5 million on June 30, 1999 for its excess cash flow calculated as of March 31, 1999 in accordance with the terms of the Senior Secured Credit Facilities. The Company elected to use this recapture as a prepayment of the mandatory $8 million amortization due in fiscal 2000 which subsequently reduced the mandatory principal payments to approximately $2.6 million during fiscal 2000.

   The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.24% per annum for the period April 1, 1999 through June 30, 1999. However, the Company has entered into interest rate swap contracts which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.66%. This average annual interest rate does not include a margin payable to the lenders participating in the Senior Secured Credit Facilities.

   Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at June 30, 1999, was $105 million. The Company had $5 million outstanding under the Revolving Credit Facility at June 30, 1999. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

   State of Readiness. Management at each of the Company's businesses is in the final stages of a review of its computer systems and products to assess exposure to Year 2000 issues. The review process has been conducted by employees with expertise in information technology as well as engineers familiar with non-IT systems, and focuses on both the Company's internal systems and its existing and installed base of products. The Company previously formed a Year 2000 committee which is responsible for coordinating and facilitating activities across the Company. Progress of the Year 2000 committee is reported regularly to the Audit Committee of the Company's Board of Directors. Although the Company has used the services of consultants in connection with its assessment of some Year 2000 issues, it has not used independent verification and validation processes in the testing of its systems and products. As of June 30, 1999, the Company had conducted an inventory and test of its existing significant internal systems with regard to Year 2000 issues, and where necessary, has implemented solutions to non-conforming systems. The Company anticipates that additional testing and remediation of these systems will continue through September, 1999.

   As of June 30, 1999, the Company had conducted an inventory and an assessment of its existing and installed base of products. In determining state of readiness the Company has adopted the following definition:

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

   With minor exceptions, none of which is believed to be material, the communications test business, the Company's largest, met its June, 1999 targeted completion date for the review and remediation process. As of March 31, 1999, the communications test business had completed the inventory, assessment and testing of its existing products. Management does not consider data time fields to be critical to the functionality of most of the Company's communications test products. For the Company's other communications test product categories, which may employ data time fields in areas that are critical to product functionality, testing and remediation has been completed. In those limited product lines of the Company where Year 2000 readiness issues have been identified, the remediation process (generally, the distribution and implementation of software upgrades) continues, and will likely not be fully complete until after January 1, 2000.

   Costs. The Company's historical and estimated costs of remediation have not been and are not anticipated to be material to the Company's financial position or results of operations, and will be funded through operating cash flows. Total costs associated with remediation of Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated at approximately $2 million to $3 million, of which approximately $1.5 million has already been incurred. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise. The costs do not include estimates for potential litigation. Many commentators believe that there will be a significant amount of litigation arising out of Year 2000 readiness issues. Because of the unprecedented nature of this litigation, it is not possible for the Company to predict the impact of such litigation.

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

New Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by Statement of Financial Accounting Standards No. 137 which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

   The Company currently has four interest rate swap contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR. At June 30, 1999, three of the four interest rate swap contracts had an interest rate higher than the three-month LIBOR quoted by its financial institutions, as variable rate three-month LIBOR interest rates declined after the swap contracts became effective. Therefore, the additional interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during the three months of fiscal 2000 was $375.8 thousand. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of June 30, 1999, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.2 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.2 million on an annual basis.

                          PART II. Other Information

Item 1. Legal Proceedings

   Litigation. The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in December 1999 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

   None

Item 4. Submission of Matters to a Vote

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

               Exhibit
               Number  Description
               ------- -----------
               10.1    Loanout Agreement
               27      Financial Data Schedule

   (b) Reports on Form 8-K

      None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNATECH CORPORATION

August 5, 1999                            /s/ ALLAN M. KLINE
_____________________________________     _____________________________________
Date                                      Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer

August 5, 1999                            /s/ ROBERT W. WOODBURY, JR.
_____________________________________     _____________________________________
Date                                      Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer