Form 10-Q
period 1999-09-30
DYNATECH CORP
filed 1999-11-04
CIK 30841

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

               For the quarterly period ended September 30, 1999

                        Commission file number 1-12657

                               ----------------

                             DYNATECH CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-2258582
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

       3 New England Executive Park Burlington, Massachusetts 01803-5087
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (781) 272-6100

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At October 15, 1999 there were 122,040,377 shares of common stock of the registrant outstanding.

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
                                  (Unaudited)

                                     Three Months Ended    Six Months Ended
                                        September 30         September 30
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
Sales............................... $ 156,148  $ 123,601  $316,919  $232,744
Cost of sales.......................    67,344     52,665   141,281    98,819
                                     ---------  ---------  --------  --------
Gross profit........................    88,804     70,936   175,638   133,925
Selling, general & administrative
 expense............................    42,477     35,996    82,371    71,185
Product development expense.........    16,405     13,565    31,692    27,066
Recapitalization and other related
 costs..............................       --         --     13,259    43,386
Amortization of intangibles.........     1,599      1,632     3,157     3,072
Amortization of unearned
 compensation.......................       411        403       852       403
                                     ---------  ---------  --------  --------
    Total operating expenses........    60,892     51,596   131,331   145,112
                                     ---------  ---------  --------  --------
Operating income (loss).............    27,912     19,340    44,307   (11,187)
Interest expense....................   (12,592)   (13,900)  (25,443)  (19,981)
Interest income.....................       601      1,299     1,303     2,087
Gain on sale of subsidiary..........       --         --        --     15,900
Other income (expense)..............        22        (99)       28       (67)
                                     ---------  ---------  --------  --------
Income (loss) before income taxes...    15,943      6,640    20,195   (13,248)
Income tax provision (benefit)......     6,377      2,979     8,078    (4,976)
                                     ---------  ---------  --------  --------
Net income (loss)................... $   9,566  $   3,661  $ 12,117  $ (8,272)
                                     =========  =========  ========  ========
Income (loss) per common share:
  Basic............................. $    0.08  $    0.03  $   0.10  $  (0.09)
  Diluted........................... $    0.07  $    0.03  $   0.09  $  (0.09)
                                     =========  =========  ========  ========
Weighted average number of common
 shares:
  Basic.............................   121,181    120,251   120,928    92,013
  Diluted...........................   129,961    129,465   129,768    92,013
                                     =========  =========  ========  ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        September 30 March 31
                                                            1999       1999
                                                        ------------ ---------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................  $  40,162   $  70,362
  Accounts receivable, net.............................     77,613      70,996
  Inventories:
    Raw materials......................................     19,193      16,680
    Work in process....................................     15,086      13,644
    Finished goods.....................................      9,675      16,947
                                                         ---------   ---------
      Total inventory..................................     43,954      47,271
  Other current assets.................................     24,167      22,150
                                                         ---------   ---------
      Total current assets.............................    185,896     210,779
Property and equipment, net............................     28,467      25,619
Intangible assets, net.................................     58,568      56,768
Other assets...........................................     54,781      54,938
                                                         ---------   ---------
                                                         $ 327,712   $ 348,104
                                                         =========   =========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt....................  $   5,178   $  23,191
  Accounts payable.....................................     27,642      34,317
  Income taxes payable.................................      7,395      10,772
  Accrued expenses:
    Compensation and benefits..........................     20,514      24,420
    Deferred revenue...................................     33,149      27,141
    Interest...........................................     10,209      10,129
    Other accrued expenses.............................     19,674      25,311
                                                         ---------   ---------
      Total current liabilities........................    123,761     155,281
Long-term debt.........................................    506,098     504,151
Deferred compensation..................................      6,434       5,112
Stockholders' deficit:
  Common stock, par value $0.01 and $0.00,
   respectively........................................      1,214         --
  Additional paid-in capital...........................    318,941     322,746
  Retained deficit.....................................   (617,824)   (629,941)
  Unearned compensation................................     (9,484)     (7,563)
  Cumulative other comprehensive loss..................     (1,428)     (1,682)
                                                         ---------   ---------
      Total stockholders' deficit......................   (308,581)   (316,440)
                                                         ---------   ---------
                                                         $ 327,712   $ 348,104
                                                         =========   =========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
Operating activities:
  Net income (loss)....................................... $ 12,117  $  (8,272)
  Adjustments to net income:
   Depreciation...........................................    5,737      6,064
   Amortization of intangibles............................    3,157      3,072
   Amortization of deferred debt issuance costs...........    1,616      1,035
   Gain on sale of subsidiary.............................      --     (15,900)
   Recapitalization-related costs.........................      --      14,640
   Amortization of unearned compensation..................      852        403
   Other..................................................       72         79
  Change in deferred income tax asset.....................      --      (5,500)
  Change in operating assets and liabilities..............  (21,697)     5,985
                                                           --------  ---------
  Net cash flows provided by continuing operations........    1,854      1,606
  Net cash flows provided by (used in) discontinued
   operations.............................................     (737)       532
                                                           --------  ---------
Net cash flows provided by operating activities...........    1,117      2,138

Investing activities:
  Purchases of property and equipment.....................   (8,333)    (5,764)
  Proceeds from disposals of property and equipment.......      --         230
  Proceeds from sale of business..........................      --      21,000
  Business acquired in purchase transaction, net of cash
   acquired...............................................   (6,238)   (19,615)
  Other...................................................   (1,424)    (4,978)
                                                           --------  ---------
Net cash flows used in investing activities...............  (15,995)    (9,127)

Financing activities:
  Net borrowings (repayments) of debt.....................  (15,743)   551,000
  Repayment of notes payable..............................      --      (2,124)
  Repayment of capital lease obligations..................     (323)       (64)
  Financing fees..........................................      --     (40,289)
  Proceeds from issuance of stock.........................      471    278,568
  Purchases of treasury stock and stock outstanding.......      --    (806,508)
                                                           --------  ---------
Net cash flows used in financing activities...............  (15,595)   (19,417)
Effect of exchange rate on cash...........................      273       (475)
                                                           --------  ---------
Decrease in cash and cash equivalents.....................  (30,200)   (26,881)
Cash and cash equivalents at beginning of year............   70,362     64,904
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 40,162  $  38,023
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

B. Condensed Consolidated Financial Statements

   In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1999, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

C. Acquisitions

 Applied Digital Access, Inc.

   On September 7, 1999, the Company and Applied Digital Access, Inc. ("ADA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchase all of the outstanding shares of ADA's common stock at a price of $5.37 per share. On October 1, 1999, the Company was served with a class action lawsuit filed by an alleged stockholder of ADA. The lawsuit was filed in California state court and alleges that the Company "aided and abetted" ADA and certain members of its board of directors in breaching their fiduciary duties to ADA's stockholders in connection with the tender offer. On October 29, 1999 the San Diego Superior Court denied a motion for preliminary injunction, which was sought to enjoin the tender offer by the Company for all ADA's shares and the proposed merger of ADA with the Company. In the Company's opinion, this lawsuit and four similar lawsuits filed against ADA have no merit and the Company intends to vigorously defend against them.

   The offer expired on November 1, 1999, at which time in excess of 90% of ADA's outstanding shares were validly tendered and not withdrawn, which the Company accepted for purchase. The Company anticipates promptly filing a short-form merger certificate under Delaware law pursuant to which (1) ADA will become an indirect wholly owned subsidiary of the Company and (2) all remaining public stockholders of ADA will be entitled to receive $5.37 in cash per share.

   Sierra Design Labs

   On September 10, 1999 the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada corporation. The purchase price was $6.3 million which resulted in $4.9 million of goodwill. The acquisition was accounted for using the purchase method of accounting and such goodwill will be amortized over 10 years. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders and will be included in the Company's visual communications segment.

D. Change of Jurisdiction of Incorporation

   On September 8, 1999 the stockholders of the Company approved a proposal to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware and the jurisdiction of incorporation changed effective such date.

   The common stock of the Company issued when it was incorporated under the laws of the Commonwealth of Massachusetts had no par value per share. Therefore, the Company did not reflect a value for the common stock on the balance sheet. The common stock issued under the laws of the State of Delaware has a par value of $0.01 per share, and the balance sheet reflects a reclass from additional paid-in capital of $1,214 (representing the par value of 121,408,993 outstanding shares at September 30, 1999).

E. Recapitalization and Other Related Costs

   During the first six months of fiscal 2000, the Company recorded a charge of $13.3 million, most of which amount related to the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company.

   In connection with the Merger in fiscal 1999, the Company incurred a charge of $43.4 million principally for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and will be amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes, and $14.0 million was charged directly to stockholders' equity.

F. Recapitalization and Merger

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

G. New Pronouncements

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

H. Legal Proceedings

   Litigation. The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in January 2000 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   On September 7, 1999, the Company and Applied Digital Access, Inc. ("ADA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchase all of the outstanding shares of ADA's common stock at a price of $5.37 per share. On October 1, 1999, the Company was served with a class action lawsuit filed by an alleged shareholder of ADA. The lawsuit was filed in California state court and alleges that the Company "aided and abetted" ADA and certain members of its board of directors in breaching their fiduciary duties to ADA's stockholders in connection with the tender offer. On October 29, 1999 the San Diego Superior Court denied a motion for preliminary injunction, which was sought to enjoin the tender offer by the Company for all ADA's shares and the proposed merger of ADA with the Company. In the Company's opinion, this lawsuit and four similar lawsuits filed against ADA have no merit and the Company intends to vigorously defend against them.

   The offer expired on November 1, 1999, at which time in excess of 90% of ADA's outstanding shares were validly tendered and not withdrawn, which the Company accepted for purchase. The Company anticipates promptly filing a short-form merger certificate under Delaware law pursuant to which (1) ADA will become an indirect wholly owned subsidiary of the Company and (2) all remaining public stockholders of ADA will be entitled to receive $5.37 in cash per share.

I. Income (Loss) Per Share

   Income (loss) per share is calculated as follows:

                                        Three Months Ended  Six Months Ended
                                           September 30,      September 30,
                                        ------------------- -----------------
                                          1999      1998      1999     1998
                                        --------- --------- -------- --------
                                        (In thousands except per share data)
   Net income (loss)................... $   9,566 $   3,661 $ 12,117 $ (8,272)
                                        ========= ========= ======== ========
   BASIC:
   Common stock outstanding, beginning
    of period..........................   120,673   120,251  120,665   16,871
   Weighted average common stock
    issued.............................       508       --       263   87,731
   Weighted average common stock
    repurchased........................       --        --            (12,589)
                                        --------- --------- -------- --------
   Weighted average common stock
    outstanding, end of period.........   121,181   120,251  120,928   92,013
                                        ========= ========= ======== ========
   Income (loss) per common share...... $    0.08 $    0.03 $   0.10 $  (0.09)
                                        ========= ========= ======== ========
   DILUTIVE:
   Common stock outstanding, beginning
    of period..........................   120,673   120,251  120,665   16,871
   Weighted average common stock
    issued.............................       508       --       263   87,731
   Weighted average of dilutive
    potential common stock(a)..........     8,780     9,214    8,840      --
   Weighted average common stock
    repurchased........................                 --            (12,589)
                                        --------- --------- -------- --------
   Weighted average common stock
    outstanding, end of period.........   129,961   129,465  129,768   92,013
                                        ========= ========= ======== ========
   Income (loss) per common share...... $    0.07 $    0.03 $   0.09 $  (0.09)
                                        ========= ========= ======== ========

--------
  (a) As of September 30, 1999, the Company had no options that were excluded from the diluted earnings per share calculation, since all options had a dilutive effect on earnings per share. As of September 30, 1999, the Company had options outstanding to purchase 32.2 million shares of common stock.

      As of September 30, 1998, the Company had options outstanding to purchase
      33.1 million shares of common stock that were excluded from the diluted earnings per share computation as the effect of their inclusion would have been antidilutive.

J. Intangible Assets

   Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                         September 30, March 31,
                                                             1999        1999
                                                         ------------- ---------
   Product technology...................................    $17,077     $17,042
   Excess of cost over net assets acquired..............     60,800      55,878
   Other intangible assets..............................     13,307      13,307
                                                            -------     -------
                                                             91,184      86,227
   Less accumulated amortization........................     32,616      29,459
                                                            -------     -------
     Total..............................................    $58,568     $56,768
                                                            =======     =======

  On September 10, 1999 the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra. The purchase price was $6.3 million which resulted in $4.9 million of goodwill. The acquisition was accounted for using the purchase method of accounting and such goodwill will be amortized over 10 years.

K. Debt

   Long-term debt is summarized below:

                                                         September 30, March 31,
                                                             1999        1999
                                                         ------------- ---------
   Senior secured credit facilities.....................   $236,174    $252,000
   Senior subordinated notes............................    275,000     275,000
   Capitalized leases...................................        102         342
                                                           --------    --------
     Total debt.........................................    511,276     527,342
       Less current portion.............................      5,178      23,191
                                                           --------    --------
   Long-term debt.......................................   $506,098    $504,151
                                                           ========    ========

L. Stockholders' Deficit

   The following is a summary of the change in stockholders' deficit for the period ended September 30, 1999.

                              Number
                             Of Shares        Additional                             Other         Total
                              Common   Common  Paid-In   Retained     Unearned   Comprehensive Stockholders'
                               Stock   Stock   Capital    Deficit   Compensation     Loss         Deficit
                             --------- ------ ---------- ---------  ------------ ------------- -------------
   Balance, March 31,
    1999...................   120,665     --   $322,746  $(629,941)   $(7,563)      $(1,682)     $(316,440)
   Net income current
    year...................                                 12,117                                  12,117
   Translation adjustment..                                                             254            254
                                                                                                 ---------
   Total comprehensive
    income.................                                                                         12,371
   Adjust unearned
    compensation...........                        (486)                  481                           (5)
   Stock option expense....                      (5,829)                                            (5,829)
   Amort of unearned comp..                                               852                          852
   Exercise of stock
    options and other
    issuances..............       744               470                                                470
   Unearned compensation
    from Stock option
    grants.................                       3,254                (3,254)                         --
   Reclass of common stock
    par value..............             1,214    (1,214)                                               --
                              -------  ------  --------  ---------    -------       -------      ---------
   Balance, September 30,
    1999...................   121,409  $1,214  $318,941  $(617,824)   $(9,484)      $(1,428)      (308,581)
                              =======  ======  ========  =========    =======       =======      =========

   During the first six months of fiscal 2000 the Company issued approximately
   7.1 million options of which 1.9 million options were issued at an exercise price lower than fair market value on the dates of grants. The Company, therefore, incurred a charge of approximately $3.3 million for the difference between the fair market value and the exercise price of the options and recorded this unearned compensation within stockholders' equity and will be amortized to expense over the options' vesting periods.

M. Segment Information

   Sales and earnings before interest and taxes ("EBIT") for the three and six months ended September 30, 1999 and 1998 are shown below (in thousands):

                                       Three Months Ended   Six Months Ended
                                          September 30,       September 30,
                                       -------------------  -----------------
                                         1999      1998       1999     1998
   SEGMENT                             --------- ---------  -------- --------
   Communications test:
     Sales............................ $  77,238 $  62,051  $144,519 $115,852
     EBIT............................. $  13,911 $  11,633  $ 24,036 $ 18,374
   Industrial computing &
    communications:
     Sales............................    52,360    39,172   122,336   73,123
     EBIT.............................     5,289     1,324    18,331    1,490
   Visual communications:
     Sales............................    26,550    22,378    50,064   43,769
     EBIT.............................     8,843     6,911    15,744   13,449
   Corporate:
     EBIT.............................       303      (224)      335     (778)
   Total:
     Sales............................ $ 156,148 $ 123,601  $316,919 $232,744
     EBIT............................. $  28,346 $  19,644  $ 58,446 $ 32,535

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

Overview

   During fiscal 1999 the Company's communications test and industrial computing and communications segments had been experiencing certain order delays due to the telecommunications equipment and service providers facing capital market volatility, reduced financing availability, as well as an overall economic slowdown in Asia. During the first and second quarters of fiscal 2000, the Company shipped products at record levels. However, the Company cannot predict whether this trend will continue due in part to the volatility of the global economy, the unpredictability of the purchasing patterns of the Regional Bell Operating Companies ("RBOCs"), and the timing and size of such customers' orders, among other things.

   During the first quarter of fiscal 2000, certain of the Company's key executives, including Mr. John F. Reno, former Chairman, President and Chief Executive Officer, terminated their employment with the Company. In accordance with the terms of certain agreements, the Company recorded a charge of $13.3 million.

   On September 7, 1999, the Company and Applied Digital Access, Inc. ("ADA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchase all of the outstanding shares of ADA's common stock at a price of $5.37 per share. On October 1, 1999, the Company was served with a class action lawsuit filed by an alleged stockholder of ADA. (See Item 1. Financial Statements--Note H. Legal Proceedings) The offer expired on November 1, 1999, at which time in excess of 90% of ADA's outstanding shares were validly tendered and not withdrawn, which the Company accepted for purchase. The Company anticipates promptly filing a short-form merger certificate under Delaware law pursuant to which (1) ADA will become an indirect wholly owned subsidiary of the Company and (2) all remaining public stockholders of ADA will be entitled to receive $5.37 in cash per share.

   On September 10, 1999, Dynatech Corporation, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada corporation. The purchase price was $6.3 million which resulted in $4.9 million of goodwill. The acquisition was accounted for on the purchase method of accounting, and such goodwill will be amortized over 10 years. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders and will be included in the Company's visual communications segment.

Results of Operations

For the Three Months Ended September 30, 1999 as Compared to Three Months Ended September 30, 1998

   Sales. For the three months ended September 30, 1999 consolidated sales increased $32.5 million or 26.3% to $156.1 million as compared to $123.6 million for the three months ended September 30, 1998. The increase occurred within all three operating segments yet was primarily attributable to increased shipments of the Company's ruggedized laptop computers as a result of the large backlog at March 31, 1999 as well as an increase in shipments of the Company's communications test products.

   International sales (defined as sales outside of North America) were $17.7 million or 11.4% of consolidated sales for the three months ended September 30, 1999, as compared to $14.5 million or 11.8% of consolidated sales for the three months ended September 30, 1998. The slight dollar increase in international sales is a result of additional sales primarily to Europe.

   Gross Profit. Consolidated gross profit increased $17.9 million to $88.8 million or 56.9% of consolidated sales for the three months ended September 30, 1999 as compared to $70.9 million or 57.4% of consolidated sales for the three months ended September 30, 1998. The increase was attributable to the higher sales volume.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $60.9 million or 39.0% of consolidated sales for the three months ended September 30, 1999, as compared to $51.6 million or 41.7% of consolidated sales for the three months ended September 30, 1998. The percentage decrease in total operating expenses is due primarily to operating expenses increasing at a rate slower than sales growth, which is consistent with the Company's continued focus on cost containment.

   Selling, general and administrative expense was $42.5 million or 27.2% of consolidated sales for the three months ended September 30, 1999, as compared to $36.0 million or 29.1% of consolidated sales for the three months ended September 30, 1998. The dollar increase is primarily due to the variable compensation plans in which incentive compensation increases as sales increase.

   Product development expense was $16.4 million or 10.5% of consolidated sales for the three months ended September 30, 1999 as compared to $13.6 million or 11.0% of consolidated sales for the same period a year ago. The Company continues to invest in product development and enhancement within all three segments. However, the percentage decrease is primarily a result of the increased sales volume due to the backlog at Itronix Corporation ("Itronix") at March 31, 1999.

   Amortization of intangibles was $1.6 million for the three months ended September 30, 1999, essentially at the same level as compared to the same period a year ago.

   Amortization of unearned compensation of $0.4 million for the three months ended September 30, 1999 and for the same period a year ago relates to the unearned compensation recorded within stockholders' deficit related to the stock options that were issued at a grant price lower than fair market value.

   Operating income. Operating income increased 44.3% to $27.9 million or 17.9% of consolidated sales for the three months ended September 30, 1999 as compared to $19.3 million or 15.6% of consolidated sales for the same period a year ago. The percentage increase was primarily the result of lower operating expenses and increased sales described above.

   Interest. Interest expense, net of interest income, was $12.0 million for the three months ended September 30, 1999 as compared to $12.6 million for the same period a year ago. The decrease was related to lower average borrowings as the Company has repaid a portion of its term loan debt as well as its revolving credit facility. In addition the Company has had overall higher cash balances.

   Taxes. The effective tax rate decreased for the three months ended September 30, 1999 to 40.0% from 45% for the same period a year ago, primarily due to the permanent book/tax differences that arose as a result of the accounting for the Merger in the prior period.

   Net income. Net income was $9.6 million or $0.07 per share on a diluted basis for the three months ended September 30, 1999 as compared to $3.7 million or $0.09 per share on a diluted basis for the same period a year ago. The increase was primarily attributable to the higher sales during fiscal 2000 as compared to the same period last year.

Six Months Ended September 30, 1999 as Compared to Six Months Ended September 30, 1998

   Sales. For the six months ended September 30, 1999 consolidated sales increased $84.2 million or 36.2% to $316.9 million as compared to $232.7 million for the six months ended September 30, 1998. The increase occurred within all three operating segments yet was primarily attributable to increased shipments of the

Company's ruggedized laptop computers as a result of the large backlog of orders at March 31, 1999 as well as additional shipments of the Company's communications test products.

   International sales (defined as sales outside of North America) were $32.1 million or 10.1% of consolidated sales for the six months ended September 30, 1999, as compared to $30.4 million or 13.1% of consolidated sales for the six months ended September 30, 1998. The slight dollar increase in international sales was a result of higher sales of the Company's communications test and visual communications products in Europe. The percentage decrease was a result of the increase in sales to a large domestic RBOC as a result of the large backlog at March 31, 1999.

   Gross Profit. Consolidated gross profit increased $41.7 million to $175.6 million or 55.4% of consolidated sales for the six months ended September 30, 1999 as compared to $133.9 million or 57.5% of consolidated sales for the six months ended September 30, 1998. The dollar increase was directly related to the increase in sales. The percentage decrease was attributable to a change in the sales mix within the consolidated group along with lower gross margins within the Company's industrial computing and communications segment.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $131.3 million or 41.4% of consolidated sales for the six months ended September 30, 1999, as compared to $145.1 million or 62.3% of consolidated sales for the six months ended September 30, 1998. Excluding the impact of the recapitalization and other related costs, total operating expenses were $118.1 million or 37.3% of consolidated sales and $101.7 million or 43.7% of consolidated sales for the six months ended September 30, 1999 and 1998, respectively. The percentage decrease in total operating expenses excluding the recapitalization and other related expenses is due primarily to operating expenses increasing at a rate slower than sales growth, which is consistent with the Company's continued focus on cost containment.

   Selling, general and administrative expense was $82.4 million or 26.0% of consolidated sales for the six months ended September 30, 1999 as compared to $71.2 million or 30.6% of consolidated sales for the six months ended September 30, 1998. The percentage decrease is in part a result of the increase in sales. In addition, the Company's ICSAdvent Corporation subsidiary, formerly Industrial Computer Source, reduced its expense on its Industrial Computer Source-Book catalog as this subsidiary has implemented an on-line ordering system via the internet.

   Product development expense was $31.7 million or 10.0% of consolidated sales for the six months ended September 30, 1999 as compared to $27.1 million or 11.6% of consolidated sales for the same period a year ago. The Company believes that, in order to provide innovative new product offerings, significant investments must occur in research and development. However, the percentage decrease is primarily a result of the increased sales volume due to the backlog at Itronix at March 31, 1999.

   Recapitalization and other related costs were $13.3 million and $43.4 million at September 30, 1999 and September 30, 1998, respectively. The fiscal 2000 expense relates to certain terminating employees' termination expenses. Recapitalization costs totaling $43.4 million were incurred during the first quarter of fiscal 1999 in connection with the Merger.

   Amortization of intangibles was $3.2 million for the six months ended September 30, 1999, essentially at the same level for the same period a year ago. Amortization of unearned compensation was $0.9 million and $0.4 million for the six months ended September 30, 1999 and 1998, respectively. This charge is related to the amortization of the unearned compensation recorded within stockholders' equity related to the stock options that were issued at a grant price lower than fair market value.

   Operating income (loss). Operating income increased $55.5 million to $44.3 million or 14.0% of consolidated sales for the six months ended September 30, 1999 as compared to an operating loss of $11.2 million or (4.8%) of consolidated sales for the same period a year ago. The increase was primarily a result of the recapitalization and other related costs during fiscal 1999 as well as the increase in sales. Excluding these expenses, the Company generated operating income of $57.6 million or 18.2% of consolidated sales and $32.2 million or 13.8% of consolidated sales for the six months ended September 30, 1999 and 1998, respectively. The percentage increase was primarily the result of the increase in sales described above offset slightly by the increase in operating expenses.

   Interest. Interest expense, net of interest income, was $24.1 million for the six months ended September 30, 1999 as compared to $17.9 million for the same period a year ago. The increase in net interest expense was attributable to a full six months of interest expense in fiscal 2000 as compared to approximately 4 1/2 months of interest expense for the same period last year, as the debt was incurred in connection with the Merger on May 21, 1998.

   Gain on sale. On June 30, 1998 the Company sold the assets of ComCoTec for $21 million which resulted in a gain of $15.9 million. ComCoTec was a subsidiary within the Company's visual communications segment.

   Taxes. The effective tax rate for the six months ended September 30, 1999 increased to 40.0% from 37.5% for the same period last year. This was due to the permanent differences arising as a result of the accounting for the Merger, and a smaller amount of income (loss) before income taxes, which magnified the effect of such permanent differences.

   Net income. Net income increased $20.4 million to $12.1 million or $0.09 per share on a diluted basis for the six months ended September 30, 1999 as compared to a net loss of $8.3 million or a $0.09 loss per share on a diluted basis for the same period a year ago. The increase was primarily attributable to the higher recapitalization and other related expenses offset by the gain on the sale of ComCoTec during fiscal 1999 offset by higher sales during fiscal 2000.

Adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("FAS 131").

   During the fourth quarter of fiscal 1999, the Company adopted FAS 131 which establishes standards for the reporting of operating segments in the financial statements. The Company measures the performance of its subsidiaries by the their respective new orders received ("bookings"), sales and earnings before interest and taxes ("EBIT"), as well as backlog (defined as orders for goods to be shipped and services to be performed). The discussion below includes bookings, sales and EBIT (excluding recapitalization and other related costs and the gain on sale of subsidiary) for the three segments in which the Company participates: communications test, industrial computing and communications, and visual communications (in thousands).

                                          Three Months Ended  Six Months Ended
                                             September 30,      September 30,
                                          ------------------- -----------------
                                            1999      1998      1999     1998
SEGMENT:                                  --------- --------- -------- --------
Communications Test:
  Bookings............................... $  80,042 $  60,644 $156,400 $110,387
  Sales..................................    77,238    62,051  144,519  115,852
  EBIT...................................    13,911    11,633   24,036   18,374
Industrial Computing & Communications:
  Bookings...............................    29,468    40,312   85,666   79,822
  Sales..................................    52,360    39,172  122,337   73,123
  EBIT...................................     5,289     1,324   18,331    1,490
Visual Communications:
  Bookings...............................    26,769    23,266   51,590   49,333
  Sales..................................    26,550    22,378   50,064   43,769
  EBIT...................................     8,843     6,911   15,744   13,449

Three and Six Months Ended September 30, 1999 Compared to Three and Six Months Ended September 30, 1998 -- Communications Test Products

   Bookings for communications test products increased $19.4 million or 32.0% to $80.0 million for the three months ended September 30, 1999 as compared to $60.6 million for the same period a year ago. For the six months ended September 30, 1999 bookings for communications test products increased $46.0 million or 41.7% to $156.4 million as compared to $110.4 million for the same period a year ago. Orders for the Company's communications test instruments products continue to recover from last year's slowdown which was a result of the communications industry consolidation and the Asia economic crisis.

   Sales of communications test products increased $15.2 million or 24.5% to $77.2 million for the three months ended September 30, 1999 as compared to $62.1 million for the same period a year ago. For the six months ended September 30, 1999 sales of communications test products increased $28.7 million or 24.7% to $144.5 million as compared to $115.9 million for the six months ended September 30, 1998. During fiscal 1999 the Company experienced a decrease in demand for its core instruments in part due to the consolidation of the RBOC's purchasing practices as well as the economic slowdown in Asia.

   EBIT for the communications test products increased $2.3 million or 19.6% to $13.9 million for the three months ended September 30, 1999 as compared to $11.6 million for the same period a year ago. For the six months ended September 30, 1999 EBIT increased $5.7 million or 30.8% to $24.0 million as compared to $18.4 million for the same period a year ago. The increase in EBIT is directly related to the increase in sales.

   The backlog for the Company's communications test products was $72.5 million, an increase of 19.6% from the fiscal year ended March 31, 1999.

Three and Six Months Ended September 30, 1999 Compared to Three and Six Months Ended September 30, 1998 -- Industrial Computing and Communications Products

   Bookings for the industrial computing and communications products decreased 26.9% to $29.5 million for the three months ended September 30, 1999 as compared to $40.3 million for the same period a year ago. For the six months ended September 30, 1999 bookings for this segment increased $5.8 million or 7.3% to $85.7 million from $79.8 million for the same period a year ago. The increase is primarily attributable to significant orders received during the first quarter of fiscal 2000 from one of the large RBOCs for ruggedized laptops.

   Sales of industrial computing and communications products increased 33.7% to $52.4 million for the three months ended September 30, 1999 as compared to $39.2 million for the same period a year ago. For the six months ended September 30, 1999 sales within this segment increased $49.2 million or 67.3% to $122.3 million as compared to $73.1 million for the same period a year ago. The increase was primarily due to increased shipments of the Company's ruggedized laptop computers to one of the RBOCs due to the high backlog position for products within this segment at March 31, 1999.

   EBIT for the industrial computing and communications products increased $4.0 million to $5.3 million for the three months ended September 30, 1999 as compared to $1.3 million for the same period a year ago. For the six months ended September 30, 1999 EBIT increased $16.8 million to $18.3 million as compared to $1.5 million for the same period a year ago. The increase was primarily attributable to the additional shipments of the ruggedized laptop computers.

   The backlog for the Company's industrial computing and communications products was $45.1 million, a decrease of 43.1% from the fiscal year ended March 31, 1999. The decrease is a result of the one-time orders received from certain RBOCs during the third and fourth quarters of fiscal 1999 for the Company's' ruggedized laptops. These one-time orders were initiated by certain RBOCs to replace their field workforce computing systems with more up-to-date ruggedized computing solutions. Included in the backlog at September 30, 1999 is approximately $25 million relating to maintenance and service contracts associated with the purchase of the ruggedized laptops by the RBOCs during the last two quarters of fiscal 1999 and the first quarter of fiscal 2000.

   The results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of timing and size of such customers' orders.

Three and Six Months Ended September 30, 1999 Compared to Three and Six Months Ended September 30, 1998 -- Visual Communications Products

   Bookings for the visual communications products increased $3.5 million or 15.1% to $26.8 million for the three months ended September 30, 1999 as compared to $23.3 million for the same period a year ago. For the six months ended September 30, 1999 bookings within this segment increased $2.3 million or 4.6% to $51.6 million as compared to $49.3 million for the same period a year ago.

   Sales for the Company's visual communications products increased $4.2 million or 18.6% to $26.6 million for the three months ended September 30, 1999 as compared to $22.4 million for the same period a year ago. For the six months ended September 30, 1999 sales for products within this segment increased $6.3 million or 14.4% to $50.1 million as compared to $43.8 million for the same period a year ago.

   EBIT for the visual communications products increased $1.9 million or 28.0% to $8.8 million as compared to $6.9 million for the same period a year ago. For the six months ended September 30, 1999 EBIT for this segment increased $2.3 million or 17.1% to $15.7 million as compared to $13.4 million for the same period a year ago.

   The increased in bookings, sales, and EBIT is a result of increased demand for the Company's aircraft video entertainment systems.

   The backlog for the Company's visual communications products was $31.9 million, an increase of 5.9% from the fiscal year ended March 31, 1999.

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

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of September 30, 1999, the Company had $511.3 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $236.2 million in borrowings under the Term Loan Facility and no borrowings under the Revolving Credit Facility.

   Cash Flows. The Company's cash and cash equivalents decreased $30.2 million during the six months ended September 30, 1999.

   Working Capital. For the six months ended September 30, 1999, the Company's working capital decreased as its operating assets and liabilities used $21.7 million of cash. Accounts receivable increased, creating a use of cash of $6.1 million primarily due to the increased sales volume during the quarter. Inventory levels decreased, creating a source of cash of $3.3 million, due primarily to improved inventory management throughout the organization. Other current assets increased, creating a use of cash of $1.5 million. Accounts payable decreased, creating a use of cash of $7.0 million. Other current liabilities decreased, creating a use of cash of $10.4 million. The decrease is due in part to management incentive payments made during the first quarter of fiscal year 2000.

   Investing Activities. The Company's investing activities totaled $16.0 million for the six months ended September 30, 1999 in part for the purchase and replacement of property and equipment. In addition, the Company purchased the stock of Sierra for $6.3 million.

   The Company's capital expenditures during the first six months of fiscal 2000 were $8.3 million as compared to $5.8 million for the same period last year. The increase was primarily due to the timing of certain capital expenditure commitments at the Company's communications test and industrial computing and communications businesses. The Company anticipates that fiscal 2000 capital expenditures will increase from fiscal 1999 levels and return to or exceed fiscal 1998 levels as the Company anticipates replacing certain of its Enterprise Resource Planning (ERP) systems at the communications test and industrial computing and communications businesses. The Company is, in accordance with the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditure levels.

   Debt and Equity. The Company's financing activities used $15.6 million in cash during the first and second quarters of fiscal 2000, due mainly to the repayment of debt.

Debt

   Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The balances of the revolving credit facility, and tranches A, B, C, and D at September 30, 1999 were zero, $34.7 million, $67.2 million, $67.2 million, and $67.2 million, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including $1.6 million of deferred debt issuance costs amortization was $25.4 million for the six months of fiscal 2000.

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

   The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.18% per annum for the period April 1, 1999 through September 30, 1999. However, the Company has entered into interest rate swap contracts which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.66%. This average annual interest rate does not include a margin payable to the lenders participating in the Senior Secured Credit Facilities.

   Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at September 30, 1999, was $110 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

   State of Readiness. Management at each of the Company's businesses is in the final stages of a review of its computer systems and products to assess exposure to Year 2000 issues. The review process has been conducted by employees with expertise in information technology as well as engineers familiar with non-IT systems, and focuses on both the Company's internal systems and its existing and installed base of products. The Company previously formed a Year 2000 committee which is responsible for coordinating and facilitating activities across the Company. Progress of the Year 2000 committee is reported regularly to the Audit Committee of the Company's Board of Directors. Although the Company has used the services of consultants in connection with its assessment of some Year 2000 issues, it has not used independent verification and validation processes in the testing of its systems and products. As of September 30, 1999, the Company had conducted an inventory and test of its existing significant internal systems with regard to Year 2000 issues, and where necessary, has implemented solutions to non-conforming systems. The Company anticipates that additional testing and remediation of these systems will continue through calendar 1999.

   As of September 30, 1999, the Company had conducted an inventory and an assessment of its existing and installed base of products. In determining state of readiness the Company has adopted the following definition:

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

   With minor exceptions, none of which is believed to be material, the communications test business, the Company's largest, met its June, 1999 targeted completion date for the review and remediation process. As of March 31, 1999, the communications test business had completed the inventory, assessment and testing of its existing products. Management does not consider data time fields to be critical to the functionality of most of the Company's communications test products. For the Company's other product categories, which may employ data time fields in areas that are critical to product functionality, testing and remediation has been completed. In those limited product lines where Year 2000 readiness issues have been identified, the remediation process (generally, the distribution and implementation of software upgrades) continues, and will likely not be fully complete until after January 1, 2000.

   Costs. The Company's historical and estimated costs of remediation have not been and are not anticipated to be material to the Company's financial position or results of operations, and will be funded through operating cash flows. Total costs associated with remediation of Year 2000 issues (including systems, software, and non-IT systems replaced as a result of Year 2000 issues) are currently estimated at approximately $2 million to $3 million, of which approximately $1.8 million has already been incurred. Estimated remediation costs are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated, particularly if unanticipated Year 2000 issues arise. The costs do not include estimates for potential litigation. Many commentators believe that there will be a significant amount of litigation arising out of Year 2000 readiness issues. Because of the unprecedented nature of this litigation, it is not possible for the Company to predict the impact of such litigation.

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

   The Company currently has four interest rate swap contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR. At September 30, 1999, three of the four interest rate swap contracts had an interest rate higher than the three-month LIBOR quoted by its financial institutions, as variable rate three-month LIBOR interest rates declined after the swap contracts became effective. Therefore, the additional interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during the three and six months ended September 30, 1999 were $160.4 thousand and $529.3 thousand, respectively. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of September 30, 1999, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.2 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.2 million on an annual basis.

                          PART II. Other Information

Item 1. Legal Proceedings

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. The case is scheduled for trial in January 2000 and the Company intends to defend the lawsuit vigorously. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   On September 7, 1999, the Company and Applied Digital Access, Inc. ("ADA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchases all of the outstanding shares of ADA's common stock at a price of $5.37 per share. On October 1, 1999, the Company was served with a class action lawsuit filed by an alleged stockholder of ADA. The lawsuit was filed in California state court and alleges that the Company "aided and abetted" ADA and certain members of its board of directors in breaching their fiduciary duties to ADA's stockholders in connection with the tender offer. On October 29, 1999 the San Diego Superior Court denied a motion for preliminary injunction, which was sought to enjoin the tender offer by the Company for all ADA's shares and the proposed merger of ADA with the Company. In the Company's opinion, this lawsuit and four similar lawsuits filed against ADA have no merit and the Company intends to vigorously defend against them.

   The offer expired on November 1, 1999, at which time in excess of 90% of ADA's outstanding shares were validly tendered and not withdrawn, which the Company accepted for purchase. The Company anticipates promptly filing a short-form merger certificate under Delaware law pursuant to which (1) ADA will become an indirect wholly owned subsidiary of the Company and (2) all remaining public stockholders of ADA will be entitled to receive $5.37 in cash per share.

Item 2. Changes in Securities and Use of Proceeds

   None

Item 4. Submission of Matters to a Vote

   The Annual Meeting of Stockholders was held on September 8, 1999 in Boston, Massachusetts. At such meeting, 120,673,028 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

 PROPOSAL I

   To fix the number of directors at nine (subject to enlargement or reduction by the Board of Directors) and to elect the following Directors to serve for a term ending upon the 2000 Annual Meeting of Stockholders or until their successors are duly elected and qualified; except that if Proposal No. 2, providing for a classified Board of Directors, is adopted each director will serve for the term of the class into which such directors is elected:

   Nominees: Ned C. Lautenbach, Allan M. Kline, John R. Peeler, Joseph L. Rice, III, Brian D. Finn, Charles P. Pieper, Marvin L. Mann, Brian H. Rowe and William O. McCoy

      For........................................................... 113,927,027
      Against.......................................................      16,195
      Abstain.......................................................      20,314
      Non Vote......................................................   4,670,902

 Proposal II

   To approve a proposal providing for the classification of the Board of Directors into three classes, with members of each class serving for staggered terms.

      For........................................................... 112,614,022
      Against.......................................................   1,346,495
      Abstain.......................................................       3,019
      Non-vote......................................................   4,670,902

 Proposal III

   To approve the performance criteria upon which annual bonuses are payable and the maximum amount payable to an executive officer under the Company's annual incentive plan for its executive officers, as described in the Proxy Statement.

      For........................................................... 118,546,789
      Against.......................................................      70,711
      Abstain.......................................................      16,938

 Proposal IV

   To approve the Non-Employee Directors Stock Incentive Plan, as described in the Proxy Statement

      For........................................................... 118,481,901
      Against.......................................................     133,234
      Abstain.......................................................      19,303

 Proposal V

   To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year.

      For........................................................... 118,630,451
      Against.......................................................       1,572
      Abstain.......................................................       2,415

 Proposal VI

   To approve a proposal to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware pursuant to a statutory merger of the Company into Dynatech Corporation, a company to be incorporated in Delaware and a wholly owned subsidiary of the Company, by approving an Agreement and Plan of Merger.

      For........................................................... 113,937,499
      Against.......................................................       7,997
      Abstain.......................................................       5,132
      Non-Vote......................................................   4,683,810

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

     Exhibit
     Number  Description
     ------  -----------
      3.1    Articles of Incorporation of Dynatech Corporation.
      3.2    Bylaws of Dynatech Corporation.
     10.1    Agreement and Plan of Merger by and between Dynatech Corporation, a Massachusetts corporation, and Dynatech Corporation, a Delaware corporation, dated as of September 8, 1999
     10.2    Agreement and Plan of Merger among Applied Digital Access, Inc.,
             Dynatech Corporation and Dynatech Acquisition Corporation, dated as of September 7, 1999*
     10.3    Dynatech Corporation Directors Stock Purchase Plan
     27      Financial Data Schedule

--------
* Incorporated by reference to Dynatech Corporation's Schedule 14D-1 (File
  No.: 005-44783)

   (b) Reports on Form 8-K

     None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNATECH CORPORATION

November 3, 1999                          /s/ ALLAN M. KLINE
_____________________________________     _____________________________________
Date                                      Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer

November 3, 1999                          /s/ ROBERT W. WOODBURY, JR.
_____________________________________     _____________________________________
Date                                      Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer