Form 10-Q
period 1999-12-31
DYNATECH CORP
filed 2000-02-14
CIK 30841

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

               For the quarterly period ended December 31, 1999

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At January 15, 2000 there were 122,094,029 shares of common stock of the registrant outstanding.

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

                                         Three Months
                                             Ended         Nine Months Ended
                                         December 31,        December 31,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
Sales................................. $160,206  $136,781  $477,125  $369,525
Cost of sales.........................   64,619    60,050   205,900   158,868
                                       --------  --------  --------  --------
Gross profit..........................   95,587    76,731   271,225   210,657
Selling, general & administrative
 expense..............................   49,233    36,331   131,604   107,517
Product development expense...........   19,936    13,239    51,628    40,306
Recapitalization-related costs........      --        --     13,259    43,386
Amortization of intangibles...........    3,896     1,625     7,053     4,697
Amortization of unearned
 compensation.........................      599       574     1,451       977
                                       --------  --------  --------  --------
    Total operating expenses..........   73,664    51,769   204,995   196,883
                                       --------  --------  --------  --------
Operating income......................   21,923    24,962    66,230    13,774
Interest expense......................  (12,990)  (13,125)  (38,433)  (33,106)
Interest income.......................      571       782     1,874     2,870
Gain on sale of subsidiary............      --        --        --     15,900
Other income (expense)................      (17)     (208)       11      (275)
                                       --------  --------  --------  --------
Income (loss) before income taxes.....    9,487    12,411    29,682      (837)
Income tax provision..................    4,734     5,462    12,812       486
                                       --------  --------  --------  --------
Net income (loss)..................... $  4,753  $  6,949  $ 16,870  $ (1,323)
                                       ========  ========  ========  ========
Income (loss) per common share:
  Basic............................... $   0.04  $   0.06  $   0.14  $  (0.01)
  Diluted............................. $   0.04  $   0.05  $   0.13  $  (0.01)
                                       ========  ========  ========  ========
Weighted average number of common
 shares:
  Basic...............................  122,061   120,313   121,310   101,480
  Diluted.............................  134,549   127,657   131,366   101,480
                                       ========  ========  ========  ========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.............................  $  39,016   $  70,362
  Accounts receivable, net..............................     88,813      70,996
Inventories:
   Raw materials........................................     21,577      16,680
   Work in process......................................     18,054      13,644
   Finished goods.......................................     11,613      16,947
                                                          ---------   ---------
    Total inventory.....................................     51,244      47,271
  Other current assets..................................     27,670      22,150
                                                          ---------   ---------
    Total current assets................................    206,743     210,779
Property and equipment, net.............................     32,781      25,619
Intangible assets, net..................................     92,769      56,768
Other assets............................................     74,704      54,938
                                                          ---------   ---------
                                                          $ 406,997   $ 348,104
                                                          =========   =========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
  Notes payable & current portion of long-term debt.....  $   6,398   $  23,191
  Accounts payable......................................     32,647      34,317
  Income taxes payable..................................     12,326      10,772
  Accrued expenses:
   Compensation and benefits............................     28,271      24,420
   Deferred revenue.....................................     37,332      27,141
   Interest.............................................      3,432      10,129
   Other................................................     19,579      25,311
                                                          ---------   ---------
    Total current liabilities...........................    139,985     155,281
Long-term debt..........................................    560,198     504,151
Deferred compensation...................................      7,145       5,112
Stockholders' Deficit:
   Common stock.........................................      1,221         --
   Additional paid-in capital...........................    321,865     322,746
   Retained earnings (deficit)..........................   (613,071)   (629,941)
   Unearned compensation................................     (8,686)     (7,563)
   Other comprehensive loss.............................     (1,660)     (1,682)
                                                          ---------   ---------
    Total stockholders' deficit.........................   (300,331)   (316,440)
                                                          ---------   ---------
                                                          $ 406,997   $ 348,104
                                                          =========   =========

           See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
Operating activities:
  Net income (loss)....................................... $ 16,870  $  (1,323)
  Adjustments to net income (loss):
   Depreciation...........................................    9,103      8,874
   Amortization of intangibles............................    7,053      4,697
   Gain on sale of subsidiary.............................      --     (15,900)
   Recapitalization-related costs.........................      --      14,640
   Amortization of unearned compensation..................    1,451        977
   Amortization of deferred debt issuance costs...........    2,424      1,716
   Other..................................................       84         75
  Change in deferred income tax asset.....................      --      (5,757)
  Change in operating assets and liabilities..............  (19,615)     8,591
                                                           --------  ---------
  Net cash flows provided by continuing operations........   17,370     16,590
  Net cash flows used in discontinued operations..........   (1,668)      (200)
                                                           --------  ---------
Net cash flows provided by operating activities...........   15,702     16,390
Investing activities:
  Purchases of property and equipment.....................  (12,960)    (7,425)
  Proceeds from disposals of property and equipment.......      --         246
  Proceeds from sale of business..........................      --      21,000
  Businesses acquired in purchase transaction, net of cash
   acquired...............................................  (73,394)   (19,615)
  Other...................................................   (3,660)    (5,043)
                                                           --------  ---------
Net cash flows used in investing activities...............  (90,014)   (10,837)
                                                           --------  ---------
Financing activities:
  Net borrowings of debt..................................   39,595    536,000
  Repayment of notes payable..............................      --      (2,156)
  Repayment of capital lease obligations..................     (341)      (132)
  Financing fees..........................................      --     (39,608)
  Proceeds from issuance of stock.........................    3,149    277,000
  Proceeds from exercise of stock options.................      455      1,800
  Purchases of treasury stock and stock outstanding.......      --    (806,508)
                                                           --------  ---------
Net cash flows provided by (used in) financing
 activities...............................................   42,858    (33,604)
Effect of exchange rate on cash...........................      108       (354)
                                                           --------  ---------
Decrease in cash and cash equivalents.....................  (31,346)   (28,405)
Cash and cash equivalents at beginning of year............   70,362     64,904
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 39,016  $  36,499
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

B. Condensed Consolidated Financial Statements

   In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 1999, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended December 31, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, warranty accruals and tax valuation reserves. Actual results could differ from those estimates.

C.  Acquisitions

   Sierra Design Labs

   On September 10, 1999 the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada corporation. The purchase price was $6.3 million, which resulted in $4.9 million of goodwill. The purchase method of accounting was applied to the acquisition, and the excess purchase price will be amortized over 10 years. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders and will be included in the Company's visual communications segment. The Company has not presented separate pro forma financial information for the acquisition of Sierra due to the immateriality of such pro forma effects on the consolidated financial statements of the Company.

   Applied Digital Access, Inc.

   On November 1, 1999 and subsequently on November 8, 1999, the Company, through one of its wholly owned subsidiaries, acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for $5.37

                             DYNATECH CORPORATION
   per outstanding share which approximated $81 million in the aggregate including acquisition costs. The purchase method of accounting was applied to the acquisition and generated approximately $36 million of goodwill which will be amortized over three years.

   The Company funded the purchase by expending from available funds $16 million and by borrowing $65 million under its revolving credit facility. The Company subsequently repaid $9.0 million of its borrowings between the acquisition dates and December 31, 1999.

   ADA is headquartered in San Diego, CA and is a provider of network performance management products that include systems, software and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks. The results of operations of ADA are included with the Company's communications test business segment.

   The financial results of the Company included in this 10-Q include the results of operations of ADA since ADA was acquired: November 1, 1999 through December 31, 1999. The following unaudited pro forma financial data summarizes the consolidated results of operations for the periods indicated, assuming the acquisition of ADA had taken place at the beginning of each of the periods presented.

                                                              Nine Months Ended
                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Net sales................................................. $501,719 $393,470
   Net income (loss).........................................    5,316  (21,633)
   Net income (loss) per common share:
     --Basic.................................................     0.04    (0.21)
     --Diluted...............................................     0.04    (0.21)

   The unaudited pro forma financial data for the nine months ended December 31, 1999 and 1998 was compiled by combining the unaudited historical consolidated statements of operations of the Company for the nine months ended December 31, 1999 and 1998 and the unaudited historical statement of operations of ADA for the same periods. In addition, the Company has included adjustments to the combined financial data for the amortization of the excess purchase price and the elimination of redundant expenses. In addition, the financial data includes a lower interest income and additional interest expense due to the lower cash balance and additional debt incurred in connection with the acquisition. The pro forma information also includes a tax provision adjustment for the combined entity.

   This unaudited pro forma information does not purport to be indicative of the results of operations that would have been obtained if the acquisition had occurred at the beginning of the fiscal years presented, and it is not intended to be a projection of future results. This information should be read in conjunction with the audited financial statements of both organizations.

D. Change of Jurisdiction of Incorporation

   On September 8, 1999 the stockholders of the Company approved a proposal to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware and the jurisdiction of incorporation changed effective such date.

   The common stock of the Company issued when it was incorporated under the laws of the Commonwealth of Massachusetts had no par value per share. Therefore, the Company did not reflect a value for the common stock on the balance sheet. The common stock issued under the laws of the State of Delaware has a par

                             DYNATECH CORPORATION
   value of $0.01 per share, and the balance sheet reflects a reclassification from additional paid-in capital of $1,214 (representing the par value of 121,408,993 outstanding shares at September 30, 1999).

E. Recapitalization and Other Related Costs

   During the first nine months of fiscal 2000, the Company recorded a charge of $13.3 million, most of which amount related to the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company.

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

F. Recapitalization And Merger

   On May 21, 1998, CDRD Merger Corporation ("MergerCo"), a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc., a private investment firm, was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, (i) each then outstanding share of common stock, par value $0.20 per share, of the Company was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (ii) each then outstanding share of common stock of MergerCo was converted into one share of Common Stock.

G. New Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by Statement of Financial Accounting Standards No. 137 which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.

H. Legal Proceedings

   Litigation. The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale

                             DYNATECH CORPORATION
   of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The case is scheduled for trial in April 2000 and the Company intends to defend the lawsuit vigorously. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   On September 7, 1999, the Company and ADA entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchase all of the outstanding shares of ADA's common stock at a price of $5.37 per share. Following the public announcement of the Merger Agreement, four class action complaints were filed (three in Superior Court of California in San Diego and one in Delaware Chancery Court) asserting claims that ADA and certain of its directors breached their fiduciary duties to ADA's stockholders in connection with the Merger Agreement, and one of which asserted a claim that the Company aided and abetted in the ADA's directors' breach of fiduciary duties. In October, the California actions were consolidated and an amended consolidated complaint was served on the Company. On October 29, 1999 the Superior Court of California denied the plaintiff's motion for a preliminary injunction to enjoin the tender offer by the Company for all ADA's shares and the proposed merger of ADA with the Company. On December 3, 1999, the California plaintiffs served a second amended consolidated class action complaint in which they added claims against, among others, the Company and certain of its officers, alleging that material information was omitted from the Company's Offer to Purchase ADA shares, and that certain officers of the Company aided and abetted the ADA directors in a breach of their fiduciary duties to ADA stockholders. On January 13, 2000, the Company and certain officers filed a demurrer seeking judgment on the pleadings. In the Company's opinion, those lawsuits and four similar lawsuits filed against ADA have no merit and the Company intends to vigorously defend against them.

                              DYNATECH CORPORATION

I. Income (Loss) Per Share

   Income (loss) per share is calculated as follows (in thousands except per share data):

                                         Three Months Ended  Nine Months Ended
                                            December 31,       December 31,
                                         ------------------- -----------------
                                           1999      1998      1999     1998
                                         --------- --------- -------- --------
   Net income (loss)...................  $   4,753 $   6,949 $ 16,870 $ (1,323)
                                         ========= ========= ======== ========
   BASIC:
   Common stock outstanding, net of
    treasury stock, beginning of
    period.............................    121,409   120,251  120,665   16,864
   Weighted average common stock and
    treasury stock issued during the
    period.............................        652        62      645   98,788
   Weighted average common stock
    repurchased........................        --        --       --   (14,172)
                                         --------- --------- -------- --------
   Weighted average common stock
    outstanding, net of treasury stock,
    end of period......................    122,061   120,313  121,310  101,480
                                         ========= ========= ======== ========
   Income (loss) per common share......  $    0.04 $    0.06 $   0.14 $  (0.01)
                                         ========= ========= ======== ========
   DILUTED:
   Common stock outstanding, net of
    treasury stock, beginning of
    period.............................    121,409   120,251  120,665   16,864
   Weighted average common stock and
    treasury stock issued during the
    period.............................        652        62      645   98,788
   Weighted average of dilutive
    potential common stock(a)..........     12,488     7,344   10,056      --
   Weighted average common stock and
    treasury stock repurchased.........        --        --       --   (14,172)
                                         --------- --------- -------- --------
   Weighted average common stock
    outstanding, net of treasury stock,
    end of period......................    134,549   127,657  131,366  101,480
                                         ========= ========= ======== ========
   Income (loss) per common share......  $    0.04 $    0.05 $   0.13 $  (0.01)
                                         ========= ========= ======== ========

--------
  (a) As of December 31, 1999, the Company had no options that were excluded from the diluted earnings per share calculation, since all options had a dilutive effect on earnings per share. As of December 31, 1999, the Company had options outstanding to purchase 32.0 million shares of common stock.

     As of December 31, 1998, the Company had options outstanding to purchase
     33.3 million shares of common stock that were excluded from the diluted earnings per share computation as the effect of their inclusion would have been antidilutive.

J. Comprehensive Income

   The following information shows adjustments to net income (loss) for other comprehensive income (loss) which consists primarily of foreign currency translation adjustments.

                                        Three Months Ended   Nine Months Ended
                                           December 31,        December 31,
                                        -------------------- -----------------
                                          1999       1998      1999     1998
                                        ---------  --------- -------- --------
   Net income (loss)..................  $   4,753  $   6,949 $ 16,870 $ (1,323)
   Other comprehensive income (loss)..       (232)       257       22       68
                                        ---------  --------- -------- --------
       Total comprehensive income
        (loss)........................  $   4,521  $   7,206 $ 16,892 $ (1,255)
                                        =========  ========= ======== ========

                             DYNATECH CORPORATION

K. Intangible Assets

   Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                          December 31, March 31,
                                                              1999       1999
                                                          ------------ ---------
   Product technology....................................   $ 17,608    $17,042
   Excess of cost over net assets acquired...............    101,667     55,878
   Other intangible assets...............................     13,307     13,307
                                                            --------    -------
                                                             132,582     86,227
   Less accumulated amortization.........................     39,813     29,459
                                                            --------    -------
   Intangible assets, net................................   $ 92,769    $56,768
                                                            ========    =======

   On November 1, 1999 the Company, through one of its wholly owned subsidiaries, acquired all the outstanding stock of ADA for $5.37 per outstanding share which approximated $81 million in the aggregate including acquisition costs. The purchase method of accounting was applied to the acquisition and generated approximately $36 million of goodwill which will be amortized over three years.

   On September 10, 1999 the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra. The purchase price was $6.3 million which resulted in $4.9 million of goodwill.

   The purchase method of accounting was applied to the acquisition, and the excess purchase price will be amortized over 10 years.

L. Debt

   Long-term debt is summarized below:

                                                          December 31, March 31,
                                                              1999       1999
                                                          ------------ ---------
   Senior secured credit facilities......................   $291,518   $252,000
   Senior subordinated notes.............................    275,000    275,000
   Capitalized leases....................................         78        342
                                                            --------   --------
       Total debt........................................    566,596    527,342
        Less current portion.............................      6,398     23,191
                                                            --------   --------
   Long-term debt........................................   $560,198   $504,151
                                                            ========   ========

                             DYNATECH CORPORATION

M. Stockholders' Deficit

   The following is a summary of the change in stockholders' deficit for the period ended December 31, 1999:

                              Number
                             of Shares        Additional                             Other         Total
                              Common   Common  Paid-In   Retained     Unearned   Comprehensive Stockholders'
                               Stock   Stock   Capital    Deficit   Compensation     Loss         Deficit
                             --------- ------ ---------- ---------  ------------ ------------- -------------
   Balance, March 31,
    1999...................   120,665    --    $322,746  $(629,941)   $(7,563)      $(1,682)     $(316,440)
   Net income current
    year...................                                 16,870                                  16,870
   Translation adjustment..                                                              22             22
   Adjust unearned
    compensation...........                        (537)                  528                           (6)
   Stock option expense....                      (5,829)                                            (5,829)
   Amort of unearned comp..                                             1,451                        1,448
   Exercise of stock
    options and other
    issuances..............     1,397      7      3,597                                              3,604
   Unearned compensation
    from stock option
    grants.................                       3,102                (3,102)                         --
   Reclass of common stock
    par value..............            1,214     (1,214)                                               --
                              -------  -----   --------  ---------    -------       -------      ---------
   Balance, December 31,
    1999...................   122,062  1,221    321,865   (613,071)    (8,686)       (1,660)      (300,331)
                              =======  =====   ========  =========    =======       =======      =========

   During the first nine months of fiscal 2000 the Company issued approximately 7.1 million options to employees and non-employee directors of which 1.8 million options were issued at an exercise price equal to the fair market value as determined by the Company's board of directors, but at a price lower than trading price on the open market on the dates of the grants. The Company, therefore, incurred a charge of approximately $3.1 million for the difference between the trading price on the open market and the exercise price of the options and recorded this unearned compensation within stockholders' equity and will be amortized to expense over the options' vesting periods.

                             DYNATECH CORPORATION

N. Segment Information

   Sales, earnings before interest and taxes ("EBIT") and total assets for the three and nine months ended December 31, 1999 and 1998 are shown below (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        December 31,         December 31,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
   SEGMENT
   Communications test:
     Sales.......................... $  96,923  $  66,349  $241,442  $182,201
     EBIT........................... $  17,998  $  15,009  $ 42,034  $ 33,383
     Total Assets................... $ 180,275  $  81,415  $180,275  $ 81,415
   Industrial computing &
    communications:
     Sales..........................    37,981     46,563   160,317   119,686
     EBIT...........................       572      3,117    18,902     4,607
     Total Assets...................    75,631    100,658    75,631   100,658
   Visual communications:
     Sales..........................    25,302     23,869    75,366    67,638
     EBIT...........................     5,404      7,883    21,148    21,331
     Total Assets...................    52,040     37,497    52,040    37,497
   Corporate:
     EBIT...........................      (469)      (681)     (133)   (1,458)
     Total Assets...................    99,051     95,806    99,051    95,806
   Total:
     Sales.......................... $ 160,206  $ 136,781  $477,125  $369,525
     EBIT........................... $  23,505  $  25,328  $ 81,951  $ 57,863
     Total Assets................... $ 406,997  $ 315,376  $406,997  $315,376


O. SUBSEQUENT EVENTS

   On February 14, 2000, the Company, DWW Acquisition Corporation, a Delaware corporation and indirect subsidiary of the Company ("Mergerco"), and Wavetek Wandel Goltermann, Inc., a Delaware corporation ("WWG"), entered into an Agreement and Plan of Merger pursuant to which Mergerco would merge with WWG, with WWG as the surviving corporation. The merger is subject to customary closing conditions, including obtaining applicable competition law approvals. In the merger, at the election of holders of WWG stock, each share of common stock of WWG will be entitled to receive (i) $25.00 per share of common stock of WWG or (ii) 4.49 shares of Common Stock of the Company per share of common stock. The aggregate transaction value is approximately $600 million, which includes approximately $245 million of WWG indebtedness.

   In connection with the merger, the Company intends to enter into a new multi-currency senior credit facility with a syndicate of banks for an aggregate principal amount of approximately $860 million including revolver and term loans, and to sell newly-issued common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI"), which is an affiliate of the Company's controlling stockholder, at a price per share of $4.00. In addition, the Company expects to make a rights offering to the Company's other stockholders to purchase newly-issued shares at the same price offered to Fund
VI. It is anticipated that approximately $250 million of new equity will be raised through the sale to Fund VI, the rights offering and the issuance of Dynatech Stock in the merger. The Company's existing 9 3/4% senior subordinated notes will not be affected by the proposed transaction.

                              DYNATECH CORPORATION

   On January 4, 2000 the Company purchased the remaining outstanding stock of ICS Advent (Europe) Ltd. ("ICSUK") for (Pounds)3.0 million (approximately $4.9 million). The Company previously owned approximately 25% of ICSUK. ICSUK is primarily a distributor of mission-critical computer systems to the defense, factory-automation, data and telecommunications markets within Europe as well as a distributor of rack-mounted computers supplied by the Company's ICS Advent subsidiary.

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

Overview

   During the first nine months of fiscal 2000, the Company shipped products at record levels, especially within the communications test segment. During the previous fiscal year the Company's communications test and industrial computing and communications segments had been experiencing certain order delays due to the telecommunications equipment and service providers facing capital market volatility, reduced financing availability, as well as an overall economic slowdown in Asia. However, the Company cannot predict whether this trend will continue due in part to the volatility of the global economy, the unpredictability of the purchasing patterns of the Regional Bell Operating Companies ("RBOCs"), and the timing and size of such customers' orders, among other things.

   During the first quarter of fiscal 2000, certain of the Company's key executives, including Mr. John F. Reno, former Chairman, President and Chief Executive Officer, terminated their employment with the Company. In accordance with the terms of certain agreements, the Company recorded a charge of $13.3 million.

   On November 1, 1999 and subsequently on November 8, 1999, the Company, through one of its wholly owned subsidiaries, acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for $5.37 per outstanding share which approximated $81 million in the aggregate including acquisition costs. The purchase method of accounting was applied to the acquisition and generated approximately $36 million of goodwill which will be amortized over three years.

   The Company funded the purchase by expending from available funds $16 million and by borrowing $65 million under its revolving credit facility. The Company subsequently repaid $9.0 million of its borrowings between the acquisition dates and December 31, 1999.

   ADA is headquartered in San Diego, CA and is a provider of network performance management products that include systems, software and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks. The results of operations of ADA on a prospective basis will be included with the Company's communications test business segment.

   On September 10, 1999 the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada corporation. The purchase price was $6.3 million which resulted in $4.9 million of goodwill. The purchase method of accounting was applied to the acquisition, and the excess purchase price will be amortized over 10 years. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders and will be included in the Company's visual communications segment.

Results of Operations

For the Three Months Ended December 31, 1999 as Compared to Three Months Ended December 31, 1998

   Sales. For the three months ended December 31, 1999 consolidated sales increased $23.4 million or 17.1% to $160.2 million as compared to $136.8 million for the three months ended December 31, 1998. The increase occurred within the communications test and visual communications segments and was offset by a decrease in sales within the industrial computing and communications segment.

   During the third quarter of fiscal 1999, the Company's Itronix subsidiary, which is included in the industrial computing and communication segment, received orders totaling more than $72 million from two RBOCs. Itronix shipped the products under these and other purchase orders during the third and fourth quarters of fiscal 1999 and the first and second quarters of fiscal 2000. These purchase orders were received from certain RBOCs for ruggedized laptops as the RBOCs initiated a program to replace their field-based workforce computing systems with more up-to-date ruggedized computing solutions. Itronix has recently been experiencing marketing challenges which include competition from "semi-rugged" products that constrain the pricing of premium, ruggedized products like those manufactured by Itronix. As a result, Itronix's results of operations have varied significantly in the past and may vary significantly in the future, on both a quarterly and annual basis.

   International sales (defined as sales outside of North America) were $15.4 million or 9.6% of consolidated sales for the three months ended December 31, 1999, as compared to $18.5 million or 13.5% of consolidated sales for the three months ended December 31, 1998. The decrease in international sales is primarily a result of the timing of orders within Europe and Asia for communications test products.

   Gross Profit. Consolidated gross profit increased $18.9 million to $95.6 million or 59.7% of consolidated sales for the three months ended December 31, 1999, as compared to $76.7 million or 56.1% of consolidated sales for the three months ended December 31, 1998. The increase was attributable to the higher sales volume.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $73.7 million or 46.0% of consolidated sales for the three months ended December 31, 1999, as compared to $51.8 million or 37.8% of consolidated sales for the three months ended December 31, 1998. The increase is a result of additional spending on product development programs as well as additional selling expense related to variable compensation plans. Included in the operating expenses for the quarter was $4.8 million related to the operating expenses of ADA which were included with the Company's consolidated results for November and December 1999.

   Selling, general and administrative expense was $49.2 million or 30.7% of consolidated sales for the three months ended December 31, 1999, as compared to $36.3 million or 26.6% of consolidated sales for the three months ended December 31, 1998. The increase is partially a result of increased selling expense due to higher sales commission rates in which sales personnel receive higher commission rates when new orders received are in excess of budgeted new orders. In addition the Company sold to certain of its non-employee directors shares of the Company's outstanding stock at a price lower than the price equal to the fair market value as determined by the Company's board of directors, but at a price lower than the trading price in the open market. These non-employee directors purchased 615,384 shares which resulted in a charge of $1.0 million.

   Product development expense was $19.9 million or 12.4% of consolidated sales for the three months ended December 31, 1999 as compared to $13.2 million or 9.7% of consolidated sales for the same period a year ago. The Company continues to invest in product development and enhancement within all three segments. In addition the Company's communications business segment has invested an additional $3.2 million during the third quarter of fiscal 2000 as compared to the same period last year for the development of the next generation of communications test equipment.

   Amortization of intangibles was $3.9 million for the three months ended December 31, 1999, an increase of $2.3 million as compared to the same period a year ago. The increase is attributable to the amortization of goodwill as a result of the acquisition of ADA.

   Amortization of unearned compensation of $0.6 million for the three months ended December 31, 1999 and for the same period a year ago relates to the recognition of the unearned compensation recorded within shareholders' deficit related to the stock options that were issued at a grant price equal to the fair market value as determined by the Company's board of directors, but at a price lower than the trading price in the open market.

   Operating income. Operating income decreased 12.2% to $21.9 million or 13.7% of consolidated sales for the three months ended December 31, 1999 as compared to $25.0 million or 18.2% of consolidated sales for the same period a year ago. The decrease was primarily the result of higher operating expenses offset slightly by the increase in gross profit as compared to the same period last year, as discussed above.

   Interest. Interest expense, net of interest income, was $12.4 million for the three months ended December 31, 1999 as compared to $12.3 million for the same period a year ago.

   Taxes. The effective tax rate increased for the three months ended December 31, 1999 to 49.9% from 44.0% for the same period a year ago, primarily due to the permanent book/tax differences that arose as a result of the accounting for the acquisition of ADA (primarily to non-deductible goodwill).

   Net income. Net income was $4.8 million or $0.04 per share on a diluted basis for the three months ended December 31, 1999 as compared to $6.9 million or $0.05 per share on a diluted basis for the same period a year ago. The decrease was primarily attributable to the higher operating expenses offset slightly by the increase in gross profit as compared to the same period last year.

 Nine Months Ended December 31, 1999 as Compared to Nine Months Ended December 31, 1998

   Sales. For the nine months ended December 31, 1999 consolidated sales increased $107.6 million or 29.1% to $477.1 million as compared to $369.5 million for the nine months ended December 31, 1998. The increase occurred within all three business segments but primarily within the communications test and industrial computing and communications segments.

   International sales (defined as sales outside of North America) were $47.4 million or 9.9% of consolidated sales for the nine months ended December 31, 1999, as compared to $48.9 million or 13.2% of consolidated sales for the nine months ended December 31, 1998. The slight dollar decrease in international sales was a result of lower sales of the Company's communications test and visual communications products in Europe. The percentage decrease was a result of the increase in sales to customers within the United States.

   Gross Profit. Consolidated gross profit increased $60.6 million to $271.2 million or 56.8% of consolidated sales for the nine months ended December 31, 1999 as compared to $210.7 million or 57.0% of consolidated sales for the nine months ended December 31, 1998. The dollar increase was directly related to the increase in sales. The slight percentage decrease was attributable to a change in the sales mix within the consolidated group along with lower gross margins within the Company's industrial computing and communications segment.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; amortization of intangibles; and amortization of unearned compensation. Total operating expenses were $205.0 million or 43.0% of consolidated sales for the nine months ended December 31, 1999, as compared to $196.9 million or 53.3% of consolidated sales for the nine months ended December 31, 1998. Included in the operating expenses was $4.8 million related to ADA operating expense for November and December 1999. Excluding the impact of the recapitalization and other related costs, total operating expenses were $191.7 million or 40.2% of consolidated sales and $153.5 million or 41.5% of consolidated sales for the nine months ended December 31, 1999 and 1998, respectively. The percentage decrease in total operating expenses excluding the recapitalization and other related expenses is due primarily to operating expenses increasing at a rate slower than sales growth.

   Selling, general and administrative expense was $131.6 million or 27.6% of consolidated sales for the nine months ended December 31, 1999 as compared to $107.5 million or 29.1% of consolidated sales for the nine months ended December 31, 1998. The percentage decrease is in part a result of the increase in sales as well as timing on sales commission expense as commissions in certain of the Company's subsidiaries are expensed when new orders are received.

   Product development expense was $51.6 million or 10.8% of consolidated sales for the nine months ended December 31, 1999 as compared to $40.3 million or 10.9% of consolidated sales for the same period a year ago. In addition the Company's communications business segment has invested an additional $5.9 million during the nine months of fiscal 2000 as compared to the same period last year for the development of the next generation of communications test equipment.

   Recapitalization and other related costs were $13.3 million and $43.4 million at December 31, 1999 and December 31, 1998, respectively. The fiscal 2000 expense relates to the costs associated with terminating certain employees. Recapitalization costs totaling $43.4 million were incurred during the first quarter of fiscal 1999 in connection with the Merger.

   Amortization of intangibles was $7.1 million for the nine months ended December 31, 1999, as compared to $4.7 million for the same period a year ago. The increase was primarily due to the amortization of the excess purchase price in connection with the acquisition of ADA.

   Amortization of unearned compensation was $1.5 million and $1.0 million for the nine months ended December 31, 1999 and 1998, respectively. This charge is related to the recognition of the unearned compensation recorded within stockholders' equity related to the stock options that were issued at a grant price equal to the fair market value as determined by the Company's board of directors, but at a price lower than the trading price on the open market.

   Operating income. Operating income increased $52.4 million to $66.2 million or 13.9% of consolidated sales for the nine months ended December 31, 1999 as compared to $13.8 million or 3.7% of consolidated sales for the same period a year ago. The increase was primarily a result of the recapitalization and other related costs during fiscal 1999 as well as the increase in sales. Excluding these expenses, the Company generated operating income of $79.5 million or 16.7% of consolidated sales and $57.2 million or 15.5% of consolidated sales for the nine months ended December 31, 1999 and 1998, respectively. The percentage increase was primarily the result of the increase in sales offset slightly by the increase in operating expenses, as discussed above.

   Interest. Interest expense, net of interest income, was $36.6 million for the nine months ended December 31, 1999 as compared to $30.2 million for the same period a year ago. The increase in net interest expense was attributable to a full nine months of interest expense in fiscal 2000 as compared to approximately 7.5 months of interest expense for the same period last year, as the debt was incurred in connection with the Merger on May 21, 1998.

   Gain on sale. On June 30, 1998 the Company sold the assets of ComCoTec for $21 million which resulted in a gain of $15.9 million. ComCoTec was a subsidiary within the Company's visual communications segment.

   Taxes. The effective tax rate for the nine months ended December 31, 1999 decreased to 43.2% from 58.0% for the same period last year. This decrease was due to the permanent book/tax differences arising as a result of the accounting for the Merger in fiscal 1999, which was offset by the permanent book/tax differences (primarily to non-deductible goodwill) that arose as a result of the accounting for the acquisition of ADA.

   Net income (loss). Net income increased to $16.9 million or $0.13 per share on a diluted basis for the nine months ended December 31, 1999 as compared to a net loss of $1.3 million or a ($0.01) loss per share on a diluted basis for the same period a year ago. The increase was primarily attributable to the higher recapitalization and other related expenses offset by the gain on the sale of ComCoTec during fiscal 1999 offset by higher sales during fiscal 2000.

Results of Operations -- Business Segments

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

                                               Three Months
                                                  Ended       Nine Months Ended
                                               December 31,     December 31,
                                             ---------------- -----------------
                                               1999    1998     1999     1998
                                             -------- ------- -------- --------
   SEGMENT:
   Communications Test:
     Bookings............................... $112,256 $69,700 $268,656 $180,087
     Sales..................................   96,923  66,349  241,442  182,201
     EBIT...................................   17,999  15,009   42,034   33,383
   Industrial Computing & Communications:
     Bookings...............................   47,148  96,274  132,814  176,096
     Sales..................................   37,980  46,563  160,317  119,686
     EBIT...................................      571   3,117   18,902    4,607
   Visual Communications:
     Bookings...............................   26,134  23,854   77,724   73,187
     Sales..................................   25,303  23,869   75,367   67,638
     EBIT...................................    5,404   7,883   21,148   21,331

Three and Nine Months Ended December 31, 1999 Compared to Three and Nine Months Ended December 31, 1998 -- Communications Test Products

   Bookings for communications test products increased $42.6 million or 61.1% to $112.3 million for the three months ended December 31, 1999 as compared to $69.7 million for the same period a year ago. For the nine months ended December 31, 1999 bookings for communications test products increased $88.6 million or 49.2% to $268.7 million as compared to $180.1 million for the same period a year ago. Orders for the Company's communications test instruments products continue to recover from last year's slowdown which was a result of the communications industry consolidation and the Asia economic crisis. In addition approximately $6.1 million related to orders received by ADA during November and December 1999.

   Sales of communications test products increased $30.6 million or 46.1% to $96.9 million for the three months ended December 31, 1999 as compared to $66.4 million for the same period a year ago. For the nine months ended December 31, 1999 sales of communications test products increased $59.2 million or 32.5% to $241.4 million as compared to $182.2 million for the nine months ended December 31, 1998. Demand for the Company's test products has rebounded during the first nine months of fiscal 2000 from the fiscal 1999 decrease in demand due to the consolidation of the RBOC's purchasing practices and the economic slowdown in Asia. In addition approximately $9.2 million related to shipments by ADA during November and December 1999.

   EBIT for the communications test products increased $3.0 million or 19.9% to $18.0 million for the three months ended December 31, 1999 as compared to $15.0 million for the same period a year ago. For the nine months ended December 31, 1999 EBIT increased $8.7 million or 25.9% to $42.0 million as compared to $33.4 million for the same period a year ago. The increase in EBIT is directly related to the increase in sales and was offset by approximately $2.2 million of goodwill amortization related to the acquisition of ADA.

   The backlog for the Company's communications test products was $95.7 million at December 31, 1999, an increase of 57.8% from the fiscal year ended March 31, 1999.

Three and Nine Months Ended December 31, 1999 Compared to Three and Nine Months Ended December 31, 1998--Industrial Computing and Communications Products

   Bookings for the industrial computing and communications products decreased to $47.1 million for the three months ended December 31, 1999 as compared to $96.3 million for the same period a year ago. For the nine months ended December 31, 1999 bookings for this segment decreased to $132.8 million from $176.1 million for the same period a year ago. The Company has been experiencing a reduction in orders for its ruggedized computers due in part to increased competition from manufacturers of "semi-rugged" products that constrain the pricing of premium, ruggedized products like those manufactured by Itronix. However, Itronix's results of operations have varied significantly in the past and may vary significantly in the future, on both a quarterly and annual basis due to the timing and volume of the orders.

   Sales of industrial computing and communications products decreased to $38.0 million for the three months ended December 31, 1999 as compared to $46.6 million for the same period a year ago. For the nine months ended December 31, 1999 sales within this segment increased $40.6 million or 33.9% to $160.3 million as compared to $119.7 million for the same period a year ago. The decrease for the quarter was primarily due to shipments of the Company's ruggedized laptop computers from certain large purchase orders received during the third quarter of last year. These purchase orders were received from certain RBOCs for ruggedized laptops as the RBOCs initiated a program to replace their field-based workforce computing systems with more up-to-date ruggedized computing solutions. The increase on a fiscal 2000 year-to-date basis is primarily a result of the high backlog position for products within this segment at March 31, 1999.

   EBIT for the industrial computing and communications products decreased to $0.6 million for the three months ended December 31, 1999 as compared to $3.1 million for the same period a year ago. For the nine months ended December 31, 1999 EBIT increased $14.3 million to $18.9 million as compared to $4.6 million for the same period a year ago. The decrease in EBIT for the quarter is directly related to the sales shortfall; the increase in EBIT for the first nine months of fiscal 2000 relate to the shipments of orders during the first two quarters of fiscal 2000 which were included in backlog at March 31, 1999.

   The backlog for the Company's industrial computing and communications products was $54.3 million at December 31, 1999, a decrease of 31.5% from the fiscal year ended March 31, 1999. The decrease is a result of the one-time orders received from certain RBOCs during the third and fourth quarters of fiscal 1999 for the Company's ruggedized laptops. These one-time orders were initiated by certain RBOCs to replace their field workforce computing systems with more up-to-date ruggedized computing solutions. Included in the backlog at December 31, 1999 is approximately $40.9 million relating to maintenance and service contracts associated with the purchase of the ruggedized laptops by the RBOCs during the last two quarters of fiscal 1999 and the first quarter of fiscal 2000.

   The results of operations for Itronix are expected to continue to vary widely because of the relatively small number of potential customers with large field-service work forces and the irregularity of timing and size of such customers' orders.

Three and Nine Months Ended December 31, 1999 Compared to Three and Nine Months Ended December 31, 1998 -- Visual Communications Products

   Bookings for the visual communications products increased $2.3 million or 9.6% to $26.1 million for the three months ended December 31, 1999 as compared to $23.9 million for the same period a year ago. For the nine months ended December 31, 1999 bookings within this segment increased $4.5 million or 6.2% to $77.7 million as compared to $73.2 million for the same period a year ago. Approximately $0.8 million was related to orders received by Sierra.

   Sales for the Company's visual communications products increased $1.4 million or 6.0% to $25.3 million for the three months ended December 31, 1999 as compared to $23.9 million for the same period a year ago. For the nine months ended December 31, 1999 sales for products within this segment increased $7.7 million or 11.4% to $75.4 million as compared to $67.6 million for the same period a year ago. The increase is primarily a result of increased demand for the Company's real-time flight information passenger video displays as more airlines integrate this product into their in-flight entertainment systems.

   EBIT for the visual communications products decreased to $5.4 million as compared to $7.9 million for the same period a year ago. For the nine months ended December 31, 1999 and 1998 EBIT for this segment was $21.1 million and $21.3 million, respectively. The decrease is due in part to the additional research and development spending for the development of future products as well as a change in the mix of products sold creating a lower gross margin.

   The backlog for the Company's visual communications products was $32.8 million, an increase of 8.7% from the fiscal year ended March 31, 1999.

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

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of working capital and capital expenditures. As of December 31, 1999, the Company had $566.6 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $235.5 million in borrowings under the Term Loan Facility, and $56.0 million in borrowings under the Revolving Credit Facility.

   Cash Flows. The Company's cash and cash equivalents decreased $31.3 million during the first nine months of fiscal 2000.

   Working Capital. During the first nine months of fiscal 2000, the Company's working capital decreased net of the purchase accounting effects related to ADA and Sierra as its operating assets and liabilities used $19.6 million of cash. Accounts receivable increased, creating a use of cash of $10.3 million primarily due to the increased sales volume during the quarter. Inventory levels decreased, creating a source of cash of $6.1 million, due primarily to improved inventory management throughout the organization. Other current assets increased, creating a use of cash of $1.0 million. Accounts payable decreased, creating a use of cash of $8.7 million. Other current liabilities decreased, creating a use of cash of $5.7 million. The decrease is due in part to interest payments on debt as well as payment of the deferred purchase prior to the previous owners of Pacific Systems offset by an increase in deferred revenue.

   Investing Activities. The Company's investing activities totaled $90.0 million for the nine months ended December 31, 1999 in part for the purchase and replacement of property and equipment. In addition, the Company purchased the stock of ADA for $81 million and Sierra for $6.3 million.

   The Company's capital expenditures during the first nine months of fiscal 2000 were $13.0 million as compared to $7.4 million for the same period last year. Fiscal 2000 capital expenditures will continue to increase from fiscal 1999 levels and return to or exceed fiscal 1998 levels as the Company replaces certain of its Enterprise Resource Planning (ERP) systems at the communications test and industrial computing and communications businesses. The Company is, in accordance with the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditure levels.

   Debt and Equity. The Company's financing activities generated $42.9 million in cash during the first nine months of fiscal 2000, due mainly to the borrowing of debt to fund the acquisition of ADA.

Debt

   Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the

$260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million of tranche A term loan thereunder during its six-year term, with substantial amortization of the $70 million tranche B term loan, $70 million tranche C term loan and $70 million tranche D term loan thereunder occurring after six, seven and eight years, respectively. The balances of the revolving credit facility, and tranches A, B, C, and D at December 31, 1999 were $56.0 million, $34.7 million, $66.9 million, $66.9 million, and $66.9 million, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. Total interest expense including $2.4 million of deferred debt issuance costs amortization was $38.4 million for the six months of fiscal 2000.

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

   The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 8.06% per annum for the period April 1, 1999 through December 31, 1999. However, the Company has entered into interest rate swap contracts which will be effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effect to these arrangements, approximately $220 million of the debt outstanding will be subject to an effective average annual fixed rate of 5.66%. This average annual interest rate does not include a margin payable to the lenders participating in the Senior Secured Credit Facilities.

   Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at December 31, 1999, was $54.0 million. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

   The Company was in compliance with all its debt covenants at December 31, 1999.

Year 2000

   The Company developed and implemented a plan to address year 2000 issues facing the Company. The Company has not experienced any material adverse effects as a result of the Year 2000 issue. The Company does not believe that any failure to be Year 2000 compliant, including in respect of leap year calculations or other dates, would have a material adverse effect on the Company.

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

   The Company currently has three interest rate swap contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR. At September 30, 1999, two of the three interest rate swap contracts had an interest rate higher than the three-month LIBOR quoted by its financial institutions, as variable rate three-month LIBOR interest rates declined after the swap contracts became effective. Therefore, the additional interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during the three and nine months ended December 31, 1999 were $48.0 thousand and $577.3 thousand, respectively.

   At December 31, 1999 all of the swap contracts had fixed interest rates below the three-month LIBOR quoted by its financial institutions.

   The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of September 30, 1999, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.4 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.4 million on an annual basis.

                          PART II. Other Information

Item 1. Legal Proceedings

   Litigation. The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

   On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation of Massachusetts ("Whistler"), alleging willful infringement of CMI's patent for a mute function in radar detectors. In 1994, the Company sold its radar detector business to Whistler. The Company and Whistler have asserted in response that they have not infringed, and that the patent is invalid and unenforceable. The Company obtained an opinion of counsel from Bromberg & Sunstein LLP in connection with the manufacture and sale of the Company's Whistler series radar detectors and will be offering the opinion, among other things, as evidence that any alleged infringement was not willful. On March 24, 1998, CMI, together with its co-plaintiff and patent assignee Escort, Inc., moved for summary judgment. The Company and Whistler have opposed the motion for summary judgment. Discovery in this matter closed on June 20, 1998. On May 27, 1999 Whistler filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Massachusetts. The case is scheduled for trial in April 2000 and the Company intends to defend the lawsuit vigorously. The Company does not believe that the outcome of the litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   On September 7, 1999, the Company and ADA entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, a subsidiary of the Company commenced a cash tender offer to purchase all of the outstanding shares of ADA's common stock at a price of $5.37 per share. Following the public announcement of the Merger Agreement, four class action complaints were filed (three in Superior Court of California in San Diego and one in Delaware Chancery Court) asserting claims that ADA and certain of its directors breached their fiduciary duties to ADA's stockholders in connection with the Merger Agreement, and one of which asserted a claim that the Company aided and abetted in the ADA's directors' breach of fiduciary duties. In October, the California actions were consolidated and an amended consolidated complaint was served on the Company. On October 29, 1999 the Superior Court of California denied the plaintiff's motion for a preliminary injunction to enjoin the tender offer by the Company for all ADA's shares and the proposed merger of ADA with the Company. On December 3, 1999, the California plaintiffs served a second amended consolidated class action complaint in which they added claims against, among others, the Company and certain of its officers, alleging that material information was omitted from the Company's Offer to Purchase ADA shares, and that certain officers of the Company aided and abetted the ADA directors in a breach of their fiduciary duties to ADA stockholders. On January 13, 2000, the Company and certain officers filed a demurrer seeking judgment on the pleadings. In the Company's opinion, those lawsuits and four similar lawsuits filed against ADA have no merit and the Company intends to vigorously defend against them.

Item 2. Changes in Securities and Use of Proceeds

   On October 1, 1999, the Company issued 615,384 shares of the Company's outstanding stock to certain non-employee directors of the Company. As to the securities sold, the aggregate offering price was approximately $2,000,000 at $3.25 per share. The securities issued were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Exemption from registration was claimed under Section 4(2) of the Securities Act as the offering was made only to non-employee directors of the Company, all of who were Accredited Investors pursuant to Rule 501 of Regulation D under the Securities Act.

Item 4. Submission of Matters to a Vote

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

       10.1   Proof Non-Employee Director Stock Purchase Agreement
       27     Financial Data Schedule

   (b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K dated November 9, 1999 related to the Company's acquisition of Applied Digital Access, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNATECH CORPORATION

February 14, 2000                         /s/ ALLAN M. KLINE
_____________________________________     _____________________________________
Date                                      Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer

February 14, 2000                         /s/ ROBERT W. WOODBURY, JR.
_____________________________________     _____________________________________
Date                                      Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer