Form 10-K405
period 2000-03-31
DYNATECH CORP
filed 2000-06-29
CIK 30841

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

                   For the fiscal year ended March 31, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At June 12, 2000, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $303,548,219.06.

  At June 12, 2000, there were 181,990,892 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Item 1. Business.

General

  Dynatech Corporation (the "Company" or "Dynatech") was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted primarily by wholly owned subsidiaries located principally in the United States and Europe with other operations, primarily sales offices, located in Latin America and the Far East. The Company is managed in two business segments: communications test and inflight information systems.

  Unless otherwise noted the information presented in Item 1 of this Report reflects the combined businesses of the Company and Wavetek Wandel Goltermann, Inc. ("WWG"), which merged with one of the Company's subsidiaries on May 23, 2000, and their respective subsidiaries and gives effect to the Company's Board of Directors' decision to discontinue the Company's industrial computing and communications business segment. Unless otherwise noted, the information presented in the Appendices to this Report only reflects the business of the Company and its subsidiaries and does not include the business or results of WWG, because the WWG merger was consummated after the end of Dynatech's fiscal year.

  The communications test business develops, manufactures and markets instruments, systems, software and services that test, deploy, manage and optimize communications networks, equipment and services. The inflight information systems segment, through the Company's AIRSHOW, Inc. subsidiary, provides passenger cabin video information display systems and information services for the general and commercial aviation markets. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc. which provides digital color enhancement systems used in the production of television commercials and programming; and Dataviews, Inc., which was sold in June 2000. In years prior to fiscal 2000 the Company's consolidated statements of income and the Other Subsidiaries included the results of operations of two subsidiaries which have since been divested: ComCoTec, Inc. which was sold in June 1998, and Parallax Graphics, which was liquidated during fiscal 1999.

  On May 23, 2000, the Company completed the merger of one of its subsidiaries with WWG, a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe and Latin America. To finance the WWG merger, the Company sold 12.5 million and 30.625 million newly-issued but unregistered shares of Common Stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"), respectively, for an aggregate purchase price of $172.5 million, and established a new credit facility with a syndicate of lenders that provides for borrowings of up to $860 million. In addition, on June 1, 2000, the Company commenced a rights offering (the "Rights Offering") of 4.983 million newly-issued shares of Common Stock to shareholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The Rights Offering provides such shareholders with the opportunity to reverse the diminution of their percentage equity ownership interest in Dynatech that resulted from the sale of common stock to CDR Fund V and CDR Fund VI. The Rights Offering is expected to be completed on June 30, 2000.

  In May 2000, the Board of Directors of the Company approved a plan to divest the Company's industrial computing and communications business segment, which segment consists of the Company's ICS-Advent and Itronix Corporation subsidiaries. In connection with such decision, the Board authorized management to retain one or more investment banks to assist with the divestiture. The Company expects to divest these two subsidiaries, either separately or together, no later than the first quarter of the 2002 fiscal year. The businesses to be divested will be treated as discontinued operations for accounting purposes.

  In connection with the merger with WWG, the Company plans to issue to its new employees up to 10 million new options to purchase shares of its common stock. The Company expects that the exercise price of approximately 40% of such options will be $4.00 per share. The remaining options will be granted in subsequent years, with the exercise prices equal to the fair market value of the Company's common stock on the date they are granted.

  The Company has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. CDR Fund V and CDR FUND VI, each of which are investment partnerships managed by Clayton, Dubilier and Rice, Inc. ("CDR"), hold approximately 66% and 16% of the Company's Common Stock, respectively.

Communications Test Segment

  The Company sells a family of communications test and management products. The Company's products are designed to help communications service providers, equipment manufacturers and service users to test, deploy, manage and optimize their network's performance. The Company's products are based on an extensive technology base. All of the Company's products are designed to address the customers' desires to deploy new technologies and provision new services rapidly, decrease operations and maintenance costs and improve service reliability. The Company's products address the needs of deploying and managing a variety of technologies and segments of the network including the optical transport, broadband access (xDSL and Cable Network), wireless transmission, and data (IP, ATM, and Frame Relay).

  The Company markets its products to three primary groups of customers: communications service providers, communications equipment manufacturers and service users. Communications service providers rely on the Company's products and services to configure, test and manage network elements and the traffic that runs across them. Communications equipment manufacturers rely on the Company's products to shorten the development phase and verify the proper functioning of their products during final assembly and test, and to monitor the performance of their products during installation and maintenance in their customers' networks. Finally, service users rely on the Company's products to ensure the proper functioning of their communications networks. The instruments, systems, software and services described below offer focused solutions to these customers' specific needs.

  Instruments. Instruments are devices that perform specific communications test and monitoring functions. The majority of instruments are hand-held, mobile devices. The Company's instruments are used by equipment manufacturers for research and development, prototype testing and deployment. Instruments are also used by field technicians at service providers to assess the performance of networks and to verify the integrity of the information transmitted. The Company's instruments combine a high degree of functionality with simplified user interfaces, thereby decreasing the training required to use them. These instruments address the performance of a wide variety of communications products and networks, including optical transmission, systems for data communications, voice services, wireless voice and data services, cable services and video delivery.

  Systems. The Company's systems are devices that are placed in the network, and can be remotely accessed via intelligent terminals and allow multiple users to simultaneously perform specific communications test and management functions. Using an integrated testing and management system, the Company's customers are able to assess and monitor a variety of network elements, transmission technologies and protocols from a single console, thereby simplifying the process of deploying, provisioning, and managing network equipment and services. From a centralized location, technicians in the Company's Network Operations Center can have access to all of the test systems within a customer's network and can perform simultaneous test and monitoring functions on one or more systems both manually or automatically. These capabilities reduce the need for technicians to make on-site service calls and allow customers to respond to network faults proactively. Typically, the Company's systems consist of combinations of hardware and software components that are derived from the Company's instrument products. For a new network deployment, the Company's customers use instruments for initial testing and start using systems within a year. With the technology from the Company's instrument products, the Company is able to enter new markets rapidly with test and monitoring functions compatible with existing instrument functions. The Company expects that a growing proportion of its sales will be derived from systems products.

  Software. Once the Company's customers have deployed new networks or network technologies, they seek rapid deployment or service fulfillment, monitoring, and management or service assurance of services over those networks for their own new customers. The Company develops software applications that enable customers to automate their service fulfillment and service assurance processes. The Company's products assist customers in provisioning network services, monitoring the performance of networks and services, and assessing the quality of the services delivered. Quality of service, or QoS, refers to the achievement of specific performance benchmarks defined by agreements between communications service providers and the customer. These agreements are commonly called service level agreements, or SLAs, and specify such things as network availability, maximum allowable latencies, guaranteed levels of bandwidth or maximum acceptable data loss. The Company's software applications are capable of integrating diverse network and transmission technologies, database management systems, order management and customer care applications, and other network management and assessment technologies. The Company's leading software products are described below:

  . NetOptimize Service Activator: This product enables flow through provisioning by activating new services for specific customers in real-time. Service Activator provides a graphical environment which enables the user to configure the service. Service Activator then automatically selects the most efficient routing for the services and performs the end-to-end activation by interfacing to all of the network elements that constitute that service. This product can activate services for mult-vendor transmission networks (TDM and optical), access networks (DSL), and Data/IP networks.

  . NetOptimize Alarm Manager: This fault management product performs real-time monitoring and surveillance of transmission on data networks. Alarm Manager filters, collects, and categorizes faults/alarms and enables the user to manage the resolution of the alarms.

  . NetOptimize Capacity Manager: This product enables users to manage the capacity of voice networks. It collects performance data from network switches and determines current or future capacity problems. This product enables customers to proactively anticipate network bottlenecks and reconfigure the network to avoid the capacity problem. With the advent of Voice over IP networks, this product is being applied to solve capacity management problems for data networks.

  . NetOptimize Service Monitor: This product enables our customers to monitor, manage, and report the QoS and SLA for specific customers. This product can monitor end-to-end services for transmission networks (TDM and optical), access networks, and Data/IP networks.

  Services. The Company offers customers a range of professional services, including process improvement, program management, training, installation, testing and management. Increasingly, communications service providers are seeking third party expertise to assist them with network planning and management. The Company's strong technical foundation, extensive customer relationships and decades of experience in designing and marketing communications test and management systems enable the Company to provide customers with an extensive array of services.

Inflight Information Systems Segment

 AIRSHOW

  AIRSHOW is the leading supplier of inflight video information systems and services for passengers of private and commercial aircraft. The Company markets AIRSHOW products to airlines, aircraft manufacturers, avionics installation centers and owners and operators of corporate aircraft. AIRSHOW products are installed on over 4,500 general aviation aircraft and on approximately 3,800 aircraft owned by 120 commercial airlines. AIRSHOW's key products are:

  . The Airshow moving map system, which provides passengers with a graphical representation of the aircraft's location, heading, altitude and other information displayed in real time;

  . The Airshow Network, which delivers to passengers of private aircraft text-based network broadcasts of stock quotes, news briefs, business updates, and customized financial reports; AIRSHOW currently has agreements to provide up-to-the-minute content from CNN, Wall Street Journal Interactive, Bloomberg, SportsTicker and Intellicast weather products; and

  . Airshow TV, which provides direct broadcast satellite TV to corporate aircraft.

Other Subsidiary

 da Vinci

  da Vinci manufactures and sells digital color correction systems used by video post-production and commercial production facilities to correct and enhance color saturation levels as video images are transferred from film to video tape for editing and distribution. da Vinci systems are sold worldwide through its direct sales force in the United States, as well as in conjunction with manufacturers of related products.

  da Vinci has benefited from the transition from analog to digital production systems and digital high-definition television, or HDTV, broadcast standards. Many post-production facilities worldwide have begun retooling in advance of the availability of HDTV programming by purchasing new equipment such as HDTV-compatible color enhancement systems such as da Vinci's new "2K" product.

Manufacturing

  The Company outsources to third parties a majority of its manufacturing activities, including the assembly of printed circuit boards and the fabrication of some mechanical parts. The Company generally performs its own final assembly and testing of its products. The Company operates 14 manufacturing and assembly facilities worldwide. Twelve of these facilities are certified as ISO 9002-compliant, and 10 are certified ISO-9001 facilities. In addition, in 1996, the Company received ISO 14001 certification, which relates to environmental compliance in Germany.

  The components the Company uses to build its products are generally available from a number of suppliers. The Company relies on a number of limited-source suppliers for specific components and parts. The Company has entered into long-term purchasing contracts with some of these suppliers. However, the Company can make no assurance that these suppliers will be able to meet its needs or that it will not experience component shortages. If the Company were required to locate new suppliers or additional sources of supply, the Company could experience a disruption in its operations or incur additional costs in procuring required materials.

Competition

  The markets for communications test equipment are rapidly evolving and highly competitive. The Company believes that the principal competitive factors affecting its business include quality and breadth of product offerings, adaptability to evolving technologies and standards, speed of new product introductions, depth and breadth of customer relationships, price and financing terms, research and design capabilities, scale of installed base, technical support training and customer service and training, strength of distribution channels and product scalability and flexibility.

  The Company believes that it competes favorably with respect to the above factors. The Company's principal competitors in the communications test market include Agilent Technologies, Inc. and Tektronix, Inc. The Company also competes with a number of other vendors who offer products that address discrete portions of its markets including Digital Lightwave, Turnstone Systems and Tollgrade Communications. Some of the Company's competitors may have greater sales, marketing, research and financial resources than the Company does. Due to the rapidly evolving nature of the Company's markets, new competitors with significant market presence and financial resources may enter its markets and reduce its market share.

Customers

  The Company markets its communications test instruments, systems, software and services to three primary groups of customers: communications service providers, communications equipment manufacturers and service users.

  Communications Service Providers. Communications service providers offer telecommunications and data communication services to end users, enterprises or other service providers. Typically, communications service providers utilize a variety of network equipment and software to originate, transport and terminate a communications session. Communications service providers rely on the Company's products and services to configure, test and manage elements and the traffic that runs across them. Also, the Company's products help to ensure smooth operation of the network and can increase the reliability of services to customers.

  The Company sells its products and services to virtually all large national and international communications companies interchange carriers or IXCs; national post-telephone-telegraphs, or PTTs; Internet service providers, or ISPs; competitive local exchange carriers, or CLECs, incumbent local exchange carriers, or ILECs, and emerging carriers.

  Communications Equipment Manufacturers. Communications equipment manufacturers design, develop, install and maintain voice, data and video communications equipment. These products include switches, routers, voice and data gateways, cellular base stations, cable headends, optical access and multiplexing devices and other types of communications systems. Network equipment manufacturers rely on the Company's products to verify the proper functioning of their products during final assembly and test. Increasingly, because communications service providers are choosing to outsource installation and maintenance functions to the equipment vendors themselves, equipment manufacturers are using the Company's instruments, systems and software to assess the performance of their products during installation and maintenance in a customer's network.

  Service Users. The Company also sells its test and management instruments, systems, software, and services to large corporate customers, government operators and educational institutions.

  AIRSHOW products are marketed to airlines, aircraft manufacturers, avionics installation centers and owners and operators of corporate aircraft.

  da Vinci systems are sold to video post-production and commercial production facilities.

  None of the Company's customers represented more than 10 percent of its sales during fiscal 2000.

Sales, Marketing and Customer Support

  The Company's products and services are primarily sold through its direct sales force. As of May 31, 2000, the Company employed approximately 750 communications test sales personnel throughout North America, Europe, Latin America and Asia. In addition, the Company markets and sells its products and services through third party distributors and sales representatives in areas in which its direct sales efforts are less prominent. Through its distributors, sales representatives and direct sales force, the Company has a presence in over 80 countries. In addition, the Company uses the Internet, advertisements in the trade press, direct mail, seminars, trade shows and quarterly newsletters to raise awareness of its products.

  The Company's sales and marketing staff consists primarily of engineers and technical professionals. These individuals undergo rigorous training, and ongoing professional development and education. The Company's local sales forces are highly knowledgeable of their respective markets, customer operations and strategies, and regulatory environments. The Company believes that the skill level of its sales and marketing staff has been instrumental in building longstanding customer relationships.

  The Company provides installation, repair and training services to enable its customers to improve performance of their networks. The Company operates service centers that are located near many of its major customers. The Company also offers on-line support services to supplement its on-site application engineering support.

Seasonality; Backlogs

  As a result of purchasing patterns of the Company's telecommunications customers which tend to place large orders periodically typically at the end of the Company's second and fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

The Company's backlog (excluding WWG) of orders at March 31, 1999 and 2000 was $90.8 million and $180.4 million, respectively, reflecting a 98.6% increase. The increase is a result of additional bookings within the communications test and inflight information systems segments. Of the $180.4 million backlog at March 31, 2000, approximately 94% is expected to ship in fiscal 2001.

Product Development

  For the year ended March 31, 2000, on a pro forma basis to give effect to the WWG merger, the Company invested approximately $136.6 million in research and development activities of which approximately $117.0 million was applied to the Company's communications test segment.

  The market for the Company's products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols and product and service introductions and enhancements that render the Company's existing offerings obsolete or unmarketable. Automation in the Company's addressed markets for communications test equipment or a shift in customer emphasis from employee-operated communications test to automated test and monitoring systems could likewise render the Company's existing product offerings obsolete or unmarketable, or reduce the size of one or more of its addressed markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render the Company's offerings redundant and unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs.

International

  The Company maintains sales subdivisions or branches for its communications test business in major countries in Europe, Latin America and Asia and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company's (excluding WWG) foreign sales from continuing operations (including exports from North America directly to foreign customers) were approximately 20%, 19% and 14% of consolidated net sales in fiscal 1998, 1999 and 2000, respectively.

Patents and Proprietary Rights

  The Company relies primarily on trade secrets, trademark laws, confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. The Company owns a number of U.S. and foreign patents and patent applications that are collectively important to its business. The Company does not believe, however, that the expiration of any patent or group of patents would materially affect its business.

Government Regulation and Industry Standards and Protocols

  The Company designs its products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the U.S. Federal Communications Commission and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, the Company's products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact the Company's ability to sell its products.

Environmental Matters

  Federal, state and local laws or regulations concerning the discharge of materials into the environment have not had and, under present conditions, the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings or the competitive position of the Company.

Employees

  As of May 31, 2000, the Company employed approximately 4,700 persons from continuing operations. Some of the Company's European employees are members of one or more workers' councils, principally due to applicable legal requirements in the jurisdictions in which they work. However, none of the Company's other employees is represented by labor unions, and the Company believes its employee relations are good.

Item 2. Properties.

  The Company operates design and manufacturing facilities in the United States, Germany, France, the United Kingdom, Switzerland, Canada and Argentina. The following table sets forth the location, use and size of the Company's facilities including those of WWG, the majority of which are leased:

                                                                  Square
   Location                                                        Feet   Title
   --------                                                       ------- ------
   Eningen, Germany.............................................. 779,000  Owned
   Indianapolis, Indiana......................................... 206,000 Leased
   Germantown, Maryland.......................................... 197,000 Leased
   Research Triangle Park, North Carolina........................  93,100 Leased
   Plymouth, United Kingdom......................................  86,400  Owned
   San Diego, California.........................................  62,368 Leased
   Tustin, California............................................  52,000 Leased
   Munich, Germany...............................................  51,000 Leased
   Research Triangle Park, North Carolina........................  50,800 Leased
   Kirkland, Washington..........................................  50,500 Leased
   Salem, Virginia...............................................  35,900 Leased
   Sao Paulo, Brazil.............................................  32,400  Owned
   Burnaby, British Columbia.....................................  25,604 Leased
   St. Etienne, France...........................................  23,400 Leased
   Ft. Lauderdale, Florida.......................................  16,300 Leased
   Rennes, France................................................  16,200  Owned
   Zurich, Switzerland...........................................  15,700 Leased
   Burlington, Massachusetts.....................................  14,600 Leased
   Terra Haute, Indiana..........................................  12,600 Leased
   Milan, Italy..................................................  11,200  Owned
   Baden, Austria................................................  10,800  Owned
   Bern, Switzerland.............................................   9,800  Owned
   Scarborough, Ontario, Canada..................................   8,200  Owned
   Buenos Aires, Argentina.......................................   3,400  Owned

  The Company believes its facilities are in good operating condition.

Item 3. Legal Proceedings.

  The Company is a party to various legal actions that arose in the ordinary course of its business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

  Whistler Litigation. In 1994, the Company sold its radar detector business to Whistler Corporation of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action against the Company and Whistler in the United States District Court for the Southern District of Ohio alleging infringement of CMI's patent for a mute function in radar detectors. The Company responded that it did not infringe CMI's patent and that, in any event, the patent was invalid and unenforceable.

  The Company obtained an opinion from outside counsel that CMI's patent is invalid. The Company intends to offer that opinion (and other evidence) to demonstrate that any alleged infringement of CMI's patent due to the Company's prior manufacture and sale of the Whistler series radar detectors was not valid.

  On February 14, 1997, CMI filed for bankruptcy in the United States Bankruptcy Court for the Southern District of Ohio. Pursuant to that filing, CMI sold its mute feature patent (and other assets) to Escort Acquisition Corp. CMI, however, retained the right to seek past damages from the Company.

  On March 24, 1998, CMI and its co-plaintiff Escort filed a motion for summary judgment. The Company opposed that motion and went on to complete discovery, which closed on June 20, 1998. The Company then filed its own series of summary judgment motions.

  A hearing on the parties' dispositive motions was held in May 1999. On May 27, 1999, Whistler filed a Chapter 11 bankruptcy petition in the United States District Court for the District of Massachusetts. As a result of that filing, CMI's patent infringement litigation is stayed as to Whistler.

  On February 18, 2000, the United States Magistrate issued a Report and Recommendation on some of the pending motions, recommending that judgment be entered in the Company's favor on half of the claims asserted by CMI. Then, on June 9, 2000, the Magistrate issued a second Report and Recommendation, recommending that the plaintiffs be precluded from recovering any damages for any alleged infringement that occurred prior to June 1996. Because the Company could not have infringed on CMI's patent after it sold its radar detector business to Whistler in 1994, if this Recommendation is adopted by the District Court Judge, the Company would have no liability to CMI. The parties have filed (and will file) various objections to the two Report and Recommendations. If necessary, trial in this matter is scheduled for November 2000. The Company intends to continue to defend this lawsuit vigorously and does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operation, or liquidity.

Item 4. Submission of matters to a Vote of Security Holders.

  Pursuant to the written action of a majority of its shareholders, on May 18, 2000, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock to 350 million from 200 million shares. No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters.

  The Company's common stock is traded in the over-the-counter market under the symbol "DYNA". As of March 31, 2000, there were 935 registered holders of the common stock and the price of the common stock on the over-the-counter market was $14.437. The following table sets forth the high and low sales prices of the Company's common stock on the over-the-counter market for each quarterly period within the three most recent fiscal years.

  Since April 1, 1995, the Company has not declared or paid cash dividends to the holders of common stock. The Company intends to retain earnings for use in the operation and expansion of its business. In addition, certain restrictions in the credit agreements limit the Company's ability to pay cash dividends.

   Quarter Ended                                                  High     Low
   -------------                                                 ------- -------
   March 31, 2000............................................... $15.937 $ 6.875
   December 31, 1999............................................   8.000   4.875
   September 30, 1999...........................................   5.031   3.437
   June 30, 1999................................................   4.062   3.125
   March 31, 1999...............................................   3.500   2.718
   December 31, 1998............................................   3.000   2.375
   September 30, 1998...........................................   3.438   2.687
   June 30, 1998................................................   4.312   3.125
   June 30, 1998(a).............................................  50.125 48.1875

--------
(a) From January 28, 1997 to May 21, 1998, the common stock was traded on the New York Stock Exchange ("NYSE"). After the Recapitalization on May 21, 1998 with an entity formed by CDR Fund V, however, the common stock ceased to be listed on the NYSE and became available in the over-the-counter market. The high and low sales prices of the common stock set forth herein are for the periods following May 21, 1998.

Item 6. Selected Financial Data.

  The information requested by this Item is attached as Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

  None.

Item 10. Directors and Executive Officers of the Registrant.

  Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2000, pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 11. Executive Compensation.

  Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2000, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2000, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2000, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a) (1) Financial statements

  The following financial statements and schedules of the Company are included as Appendix C to this Report.

    I.  Report of Independent Accountants.

    II. Consolidated Balance Sheets--March 31, 2000 and 1999.

    III. Consolidated Statements of Income--Fiscal Years ended March 31, 2000, 1999, and 1998.

    IV. Consolidated Statements of Shareholders' Equity (Deficit)--Fiscal Years ended March 31, 2000, 1999, and 1998.

    V. Consolidated Statements of Cash Flows--Fiscal Years ended March 31, 2000, 1999, and 1998.

    VI. Notes to Consolidated Financial Statements.

    (2) Financial statement schedule

    I. Report of Independent Accountants on Financial Statement Schedule.

    II. Valuation and Qualifying Accounts.

  Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

  (b) Reports on Form 8-K

    I. Current Report on Form 8-K concerning the Company's acquisition of Applied Digital Access, Inc., filed with the SEC on November 9, 1999, and supplemented by the Company's Current Report on Form 8-K/A, filed with the SEC on January 14, 2000.

    II. Current Report on Form 8-K concerning the Company's acquisition of Wavetek Wandel Goltermann, Inc. and planned divestiture of its Industrial Computing and Communications business segment, filed with the SEC on May 31, 2000.

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

June 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Ned C. Lautenbach            Chairman of the Board,        June 29, 2000
______________________________________  President and Chief
          Ned C. Lautenbach             Executive Officer,
                                        Director

       /s/ Allan M. Kline              Corporate Vice President,     June 29, 2000
______________________________________  Director, Chief Financial
            Allan M. Kline              Officer, and Treasurer
                                        (Principal Financial
                                        Officer)

   /s/ Robert W. Woodbury, Jr.         Corporate Vice President,     June 29, 2000
______________________________________  Controller, (Principal
       Robert W. Woodbury, Jr.          Accounting Officer)

       /s/ John R. Peeler              Director                      June 29, 2000
______________________________________
            John R. Peeler

        /s/ Brian D. Finn              Director                      June 29, 2000
______________________________________
            Brian D. Finn

       /s/ Marvin L. Mann              Director                      June 29, 2000
______________________________________
            Marvin L. Mann

       /s/ William O. McCoy            Director                      June 29, 2000
______________________________________
          William O. McCoy

       /s/ Victor A. Pelson            Director                      June 29, 2000
______________________________________
           Victor A. Pelson


              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Joseph L. Rice, III           Director                      June 29, 2000
______________________________________
         Joseph L. Rice, III

                                       Director                      June 29, 2000
______________________________________
            Brian H. Rowe

      /s/ Richard J. Schnall           Director                      June 29, 2000
______________________________________
          Richard J. Schnall

                                       Director                      June 29, 2000
______________________________________
           Peter M. Wagner

                                                                     APPENDIX A

                Selected Historical Consolidated Financial Data

  The following tables set forth selected consolidated historical, financial and other data of the Company for the five fiscal years ended March 31, 2000 which have been derived from, and should be read in conjunction with, the audited historical Consolidated Financial Statements, and related notes thereto, of the Company contained herein.

                                        Years Ended March 31,
                            --------------------------------------------------
                              2000       1999       1998      1997      1996
                            ---------  ---------  --------  --------  --------
                                        (Amounts in thousands)
Results of Operations
Sales.....................  $ 453,239  $ 329,532  $317,955  $284,070  $235,123
Cost of sales.............    157,090    108,618   103,923    90,401    77,676
                            ---------  ---------  --------  --------  --------
Gross profit..............    296,149    220,914   214,032   193,669   157,447
Selling, general &
 administrative expense...    156,499    113,469   106,328    95,203    82,865
Product development
 expense..................     61,172     42,472    42,919    39,037    35,461
Recapitalization and other
 related costs............     27,942     40,767       --        --        --
Nonrecurring charges......        --         --        --      5,063    16,852
Amortization of
 intangibles..............      8,789      2,726     2,357     3,882     2,785
                            ---------  ---------  --------  --------  --------
Operating income..........     41,747     21,480    62,428    50,484    19,484
Interest expense..........    (51,916)   (46,178)   (1,184)     (679)   (1,723)
Interest income...........      2,354      3,392     3,013     2,675     2,181
Other income (expense),
 net......................        (68)    15,703       551       540       902
                            ---------  ---------  --------  --------  --------
Income (loss) from
 operations before income
 taxes....................     (7,883)    (5,603)   64,808    53,020    20,844
Provision (benefit) for
 income taxes.............     (1,169)       (69)   26,521    24,092     8,446
                            ---------  ---------  --------  --------  --------
Income (loss) from
 continuing operations....     (6,714)    (5,534)   38,287    28,928    12,398
Discontinued operations,
 net of income taxes......     12,726     11,979     3,489       921     1,845
                            ---------  ---------  --------  --------  --------
Net income................  $   6,012  $   6,445  $ 41,776  $ 29,849  $ 14,243
                            =========  =========  ========  ========  ========
Income (loss) per common
 share--basic:
  Continuing operations...  $   (0.05) $   (0.04) $   1.87  $   1.38  $   0.57
  Discontinued
   operations.............       0.09       0.09      0.17      0.04       .08
                            ---------  ---------  --------  --------  --------
                            $    0.04  $    0.05  $   2.04  $   1.42  $   0.65
                            =========  =========  ========  ========  ========
Income (loss) per common
 share--diluted:
  Continuing operations...  $   (0.05) $   (0.04) $   1.80  $   1.32  $   0.55
  Discontinued
   operations.............       0.09       0.09      0.16      0.04      0.08
                            ---------  ---------  --------  --------  --------
                            $    0.04  $    0.05  $   1.96  $   1.36  $   0.63
                            =========  =========  ========  ========  ========
Weighted average number of
 shares:
  Basic...................    148,312    129,596    20,493    20,987    21,925
  Diluted.................    148,312    129,596    21,272    21,997    22,347
                            =========  =========  ========  ========  ========
Balance Sheet Data
Net working capital.......  $  52,262  $  55,498  $117,791  $ 80,394  $105,861
Total assets..............  $ 414,838  $ 348,104  $288,130  $249,010  $205,189
Long-term debt............  $ 572,288  $ 504,151  $     83  $  5,226  $  1,800
Shareholders' equity
 (deficit)................  $(296,675) $(316,440) $202,119  $160,686  $160,719
Shares of stock
 outstanding..............    122,527    120,665    16,864    16,793    17,585
Shareholders' equity
 (deficit) per share......  $   (2.42) $   (2.62) $  11.99  $   9.57  $   9.14

                                                                     APPENDIX B

Management Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates. The market share and competitive position data contained in this Form 10-K are approximations derived from Company estimates, which the Company believes to be reasonable, but which have not been independently verified and, to a lesser extent, from industry sources, which the Company has not independently verified. The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position.

  Unless otherwise noted, the information presented in this Appendix B only reflects the business of the Company and its subsidiaries and does not include the business or results of WWG, because the WWG merger was consummated after the end of Dynatech's fiscal year. The statements contained in this report (other than Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, as described below in greater detail in "Forward-Looking Statements".

OVERVIEW

General

  The Company is managed in two business segments: communications test and inflight information systems. The communications test business develops, manufactures and markets instruments, systems, software and services that test, deploy, manage and optimize communications networks, equipment and services. The inflight information systems segment, through the Company's AIRSHOW, Inc. subsidiary, provides passenger cabin video information display systems and information services for the general and commercial aviation markets. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc. which provides digital color enhancement systems used in the production of television commercials and programming; and Dataviews, Inc., which was sold in June 2000. In years prior to fiscal 2000 the Company's consolidated statements of income and the Other Subsidiaries section of Note S. Segment Information and Geographic Areas included the results of operations of two subsidiaries which have since been divested:
ComCoTec, Inc. which was sold in June 1998, and Parallax Graphics, which was liquidated during fiscal 1999.

  In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. The segment's results of operations including net sales, operating costs and expenses, other income and expense and income taxes for fiscal 1998, 1999 and 2000, have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheet for fiscal 2000 reflects the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The balance sheet for fiscal 1999 and the Statements of Cash Flows for fiscal years 1998, 1999 and 2000 have not been reclassified for the discontinued businesses. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets. In addition, management does not anticipate net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates to have sold these businesses. Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.

  On May 21, 1998, the Company was merged with an entity formed by CDR Fund V (the "Recapitalization"). As a result of the Recapitalization, CDR Fund V became the Company's controlling shareholder.

  On May 23, 2000, the Company completed the merger of one of its subsidiaries with Wavetek Wandel Goltermann, Inc. ("WWG"), a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe and Latin America. To finance the WWG merger, the Company sold 12.5 million and 30.625 million newly-issued, but unregistered shares of Common Stock to CDR Fund V and CDR Fund VI, respectively, for an aggregate purchase price of $172.5 million. In addition, on June 1, 2000, the Company commenced a rights offering of 4.983 million newly-issued shares of Common Stock to shareholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The rights offering provides such shareholders with the opportunity to reverse the diminution of their percentage equity ownership interest in Dynatech that resulted from the sale of common stock to CDR Fund V and CDR Fund VI. Assuming the rights offering is fully subscribed and CDR Fund VI does not purchase any shares as a standby purchaser, CDR Fund V and CDR Fund VI, the Company's controlling shareholders, will hold, upon completion of the rights offering, approximately 66% and 16% respectively, of the outstanding shares of the Company's common stock. The rights offering is expected to be completed on June 30, 2000.

  In connection with the Merger, the Company also entered into a credit agreement for $860 million with a bank syndicate led by J.P. Morgan ("New Credit Agreement"). The proceeds were used to finance the Merger, refinance WWG and Dynatech debt and provide for additional working capital and borrowing capacity.

  On May 19, 1999, the Company's then Chairman, President and Chief Executive Officer, John F. Reno, announced his retirement. Ned C. Lautenbach, a principal of CDR, was named to replace Mr. Reno as Chairman, President and Chief Executive Officer.

Current and Historical Trends

  During fiscal 2000, the communications test business, the Company's largest segment, experienced a significant increase in new orders received ("bookings"), an increase of 65% over the fiscal 1999, and a compound annual growth rate in bookings of 35% since fiscal 1998. This recent trend of bookings was due to increased demand primarily for the Company's high-speed transmission products, which include optical transmission test instruments. The growth in bookings for these products was a result of the increased demand for high-speed data transmission.

  The bookings for the Company's continuing operations have increased approximately 69% since fiscal 1998, which was primarily due to the communications test segment, but also the Company had an increase in bookings for the Company's inflight information systems.

  The Company's operating income excluding recapitalization and other related costs increased 12% from fiscal 1998 to 2000 as sales growth was 43% for the same period. During this period, the Company increased its spending in product development expense by 43% primarily for the next generation of communications test products. The Company also amended its compensation plans for its commissioned-based sales personnel during this period. In addition, the Company's gross margin decreased from 67% in fiscal 1998 to 65% in fiscal 2000 primarily the result of the acquisition of companies that operate at a lower gross margin than the consolidated group in fiscal 1998.

Seasonality

  As a result of purchasing patterns of the Company's telecommunications customers which tend to place large orders periodically typically at the end of the Company's second and fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

 Product Development

  For the year ended March 31, 2000, on a pro forma basis to give effect to the WWG merger, the Company invested approximately $136.6 million in research and development activities of which $117 million was applied to the communications test segment.

  The market for the Company's products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols and product and service introductions and enhancements that render the Company's existing offerings obsolete or unmarketable. Automation in addressed markets for communications test equipment or a shift in customer emphasis from employee-operated communications test to automated test and monitoring systems could likewise render the Company's existing product offerings obsolete or unmarketable, or reduce the size of one or more of its addressed markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render product offerings redundant and unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs.

RECENT ACQUISITIONS AND DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

 Pacific Systems Corporation

  On June 19, 1998, the Company, through one of its indirectly wholly owned subsidiaries, acquired all of the outstanding stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of approximately $20 million in cash, which includes an incentive earnout. The acquisition was accounted for using the purchase method of accounting and resulted in $18.0 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Pacific have been included in Dynatech's consolidated financial statements within the inflight information systems segment since June 19, 1998. Pacific designs and manufactures customer-specified avionics and integrated cabin management.

 Flight TECH

  In February 1999, the Company, through one of its wholly owned subsidiaries, acquired Flight TECH of Hillsboro, Oregon for $2 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $1.9 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Flight TECH have been included in the Company's financial statements since February 1999 within the inflight information systems segment. Flight TECH is an inflight entertainment manufacturer specializing in equipment for small and medium jets, and turboprop aircraft.

 Sierra Design Labs

  On September 10, 1999, the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada Corporation for a total purchase price of $6.3 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $4.9 million of goodwill that is being amortized on a straight-line basis over 10 years. The operating results of Sierra have been included in the Company's consolidated financial statements within Other Subsidiaries as presented in Note S. Segment Information and Geographic Areas since September 10, 1999. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders.

 Applied Digital Access, Inc.

  On November 1, 1999, the Company, through one of its wholly owned subsidiaries, acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for a total purchase price of approximately $81 million in cash, (of which $60 million was borrowed to finance this acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in $36 million of goodwill that is being amortized on a straight-line basis over 3 years. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies and the Company's analysis of its business plan of integration. The operating results of ADA have been included in the Company's consolidated financial statements within the communications test segment since November 1, 1999.

ADA is a provider of network performance management products that include systems, software and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks.

 ICS Advent (Europe) Ltd.

  On January 4, 2000, the Company purchased the remaining outstanding stock of ICS Advent (Europe) Ltd. ("ICS UK") for (Pounds)3.0 million (approximately $4.9 million) in cash. The Company previously owned approximately 25% of ICS UK. The acquisition was accounted for using the purchase method of accounting and generated approximately $4.0 million of goodwill that is being amortized on a straight-line basis over 5 years. The operating results of ICS UK have been included in the Company's consolidated financial statements within discontinued operations, since January 1, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the next year. ICS UK is primarily a distributor of mission-critical computer systems to the defense, factory-automation, data and telecommunications markets within Europe as well as a distributor of rack-mounted computers supplied by the Company's ICS Advent subsidiary.

 WPI Husky Technology, Inc., WPI Oyster Termiflex Limited, WPI Husky Technology Limited and WPI Husky Technology GmbH

  On February 24, 2000 the Company, through one of its wholly owned subsidiaries, purchased certain assets and liabilities of WPI Husky Technology, Inc., and WPI Oyster Termiflex Limited, and the stock of WPI Husky Technology Limited and WPI Husky Technology GmbH (collectively "Itronix UK") all which were subsidiaries of WPI, Inc. The total purchase price for Itronix UK totaled approximately $34.8 million in cash (of which approximately $15 million was borrowed to finance this acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in approximately $30 million of goodwill that is being amortized on a straight-line basis over 5 years. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies and the Company's analysis of its business plan of integration. The operating results of Itronix UK have been included in the Company's consolidated financial statements within discontinued operations since February 23, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the next year. Itronix UK distributes rugged field computer systems including the provision of related services for incorporation into customers' specific applications.

Divestitures

 ComCoTec, Inc.

  On June 30, 1998, the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. Dynatech recorded a pre-tax gain on $15.9 million on the sale of the assets, which was included in other income. Sales and operating results were insignificant for the periods ended March 31, 1999 and 1998.

 Parallax Graphics

  During fiscal year 1999, the Company liquidated the assets and liabilities of Parallax Graphics ("Parallax"). The loss from the liquidation activities was immaterial. Sales and operating results were insignificant for the periods ended March 31, 1999 and 1998.

Results of Operations

 Fiscal 2000 Compared to Fiscal 1999 on a Consolidated Basis

  Sales. For the fiscal year ended March 31, 2000 consolidated sales from continuing operations increased $123.7 million or 37.5% to $453.2 million as compared to $329.5 million for the fiscal year ended March 31,

1999. The increase was primarily attributable to increased demand for the Company's communications test products as this business segment experienced a recovery from fiscal 1999's reduced order volume. In addition, the Company also recognized additional revenue due to the acquisitions of ADA within the communications test segment and Sierra within Other Subsidiaries. These acquisitions contributed to approximately 7.5% of the total sales growth.

  International sales (defined as sales outside of North America) from continuing operations were $65.8 million or 14.5% of consolidated sales for the fiscal year ended March 31, 2000, as compared to $63.4 million or 19.2% of consolidated sales for the fiscal year ended March 31, 1999.

  Gross Profit. Consolidated gross profit from continuing operations increased $75.2 million to $296.2 million or 65.3% of consolidated sales for the fiscal year ended March 31, 2000 as compared to $220.9 million or 67.0% of consolidated sales for the fiscal year ended March 31, 1999. The dollar increase was directly related to the increase in sales; the percentage decrease is a result of the change in sales mix due to the shipment of additional lower-margin products in fiscal 2000 than in fiscal 1999 as well as certain purchase accounting effects from the acquisition of ADA.

  Operating Expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; and amortization of intangibles. Total operating expenses were $254.4 million or 56.1% of consolidated sales for the fiscal year ended March 31, 2000, as compared to $199.4 million or 60.5% of consolidated sales for the fiscal year ended March 31, 1999. Excluding the impact of the recapitalization and other related costs, total operating expenses were $226.5 million or 50.0% of consolidated sales in fiscal 2000, as compared to $158.7 million or 48.1% of consolidated sales in fiscal 1999. The increase in total operating expenses excluding recapitalization and other related costs is due in part to an increase in research and development expenses as the Company invested in the next generation of communications test equipment. The Company also incurred additional expenses relating to improvements in the subsidiaries' customer service departments, ERP implementation, failed acquisitions, and additional consulting costs.

  Included in both cost of sales and operating expenses from continuing operations is the amortization of unearned compensation which relates to the issuance of stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The amortization of unearned compensation in fiscal 2000 and 1999 was $1.9 million and $1.2 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense.

  Selling, general and administrative expense from continuing operations was $156.5 million or 34.5% of consolidated sales for the fiscal year ended March 31, 2000, as compared to $113.5 million or 34.4% of consolidated sales for the fiscal year ended March 31, 1999. The marginal percentage increase is in part a result of the increase in sales as well as the timing of sales commission expense.

  Product development expense from continuing operations was $61.2 million or 13.5% of consolidated sales for the fiscal year ended March 31, 2000 as compared to $42.5 million or 12.9% of consolidated sales for the same period a year ago. During fiscal 2000, the Company invested in the next generation of high-speed test equipment as well as data services all within the communications test segment.

  Recapitalization and other related costs from continuing operations during fiscal 2000 was $27.9 million, most of which related to the retirement of John
F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

  Recapitalization and other related costs from continuing operations totaling $40.8 million were incurred during fiscal 1999 in connection with the Recapitalization, consisting of cancellation payments of employee stock options, compensation expense due to the acceleration of unvested stock options, and for certain other expenses resulting from the Recapitalization.

  Amortization of intangibles from continuing operations was $8.8 million for the fiscal year ended March 31, 2000 as compared to $2.7 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions in fiscal years 1999 and 2000.

  Operating income. Operating income from continuing operations increased to $41.7 million or 9.2% of consolidated sales for the fiscal year ended March 31, 2000 as compared to $21.5 million or 6.5% of consolidated sales for the same period a year ago. The increase was primarily a result of the recapitalization and other related costs in connection with the recapitalization completed in fiscal 1999. Excluding these expenses, the Company generated operating income of $69.7 million or 15.3% of consolidated sales in fiscal 2000 as compared to $62.2 million or 18.9% of consolidated sales during fiscal 1999. The percentage decrease was primarily the result of the increase in sales offset by the increase in operating expenses as discussed above.

  Interest. Interest expense, net of interest income from continuing operations was $49.6 million for the fiscal year ended March 31, 2000 as compared to $42.8 million for the same period a year ago. The increase in net interest expense during fiscal 2000 was a result of the debt incurred in connection with the Recapitalization which was outstanding for 12 months during fiscal 2000 and outstanding for slightly more than 10 months during fiscal 1999. Also included in interest expense is amortization expense of $3.2 million and $2.7 million in fiscal 2000 and 1999, respectively, related to deferred debt issuance costs which are being amortized over the life of the Senior Secured Credit Agreement. See Capital Resources and Liquidity--Debt.

  Other income. During fiscal 1999, the Company sold the net assets of ComCoTec for $21 million in gross proceeds that resulted in a gain of $15.9 million.

  Taxes. The effective tax rate changed for the fiscal year ended March 31, 2000 to (14.9)% as compared to (1.2)% for the fiscal year ended March 31, 1999, primarily due to nondeductible compensation incurred in connection with the Recapitalization during fiscal 1999, and lower foreign and states taxes incurred in fiscal 2000.

  Net loss. Net loss from continuing operations was $7.9 million for the fiscal year ended March 31, 2000 as compared to a net loss of $5.6 million for the same period a year ago. The increase was primarily attributable to the Recapitalization and other related expenses and the higher operating expenses described above.

  Backlog. Backlog from continuing operations at March 31, 2000 was $180.4 million, an increase of 98.6% from $90.8 million at March 31, 1999. The increase is a result of additional bookings within the communications test and inflight information systems segments.

 Fiscal 1999 Compared to Fiscal 1998 on a Consolidated Basis

  Sales. For the fiscal year ended March 31, 1999 consolidated sales from continuing operations increased $11.6 million or 3.6% to $329.5 million as compared to $318.0 million for the fiscal year ended March 31, 1998. The increase was primarily attributable to increased demand for the Company's aircraft cabin video information services within the inflight information systems segment offset by slightly lower sales of the Company's communications test products.

  International sales from continuing operations (defined as sales outside of North America) were $63.4 million or 19.2% of consolidated sales for the fiscal year ended March 31, 1999, as compared to $62.9 million or 19.8% of consolidated sales for the fiscal year ended March 31, 1998. The slight decrease in international sales is primarily a result of decreased demand for the Company's communications test products due in part to the economic slowdown in Asia.

  Gross Profit. Consolidated gross profit from continuing operations increased $6.9 million to $220.9 million or 67.0% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $214.0 million or 67.3% of consolidated sales for the fiscal year ended March 31, 1998. The slight percentage decrease was attributable to a change in the sales mix within the consolidated group.

  Operating Expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; and amortization of intangibles. Total operating expenses were $199.4 million or 60.5% for the fiscal year ended March 31, 1999 as compared to $151.6 million or 47.8% of consolidated sales for the fiscal year ended March 31, 1998. Excluding the impact of the recapitalization and other related costs, total operating expenses were $158.7 million or 48.1% of consolidated sales in fiscal 1999.

  Included in both cost of sales and operating expenses is the amortization of unearned compensation which relates to the issuance of stock options to employees and non-employee directors at a grant price lower than fair market value as defined as the closing price on the open market at the date of issuance. The amortization of unearned compensation in fiscal 1999 was $1.2 million and has been allocated to cost of sales; selling, general and administrative expense; and product development expense.

  Selling, general and administrative expense from continuing operations was $113.5 million or 34.4% of consolidated sales for the fiscal year ended March 31, 1999, as compared to $106.3 million or 33.4% of consolidated sales for the fiscal year ended March 31, 1998. The percentage increase is a result of increased selling and marketing expense due to an increase in compensation expense.

  Product development expense from continuing operations was $42.5 million or 12.9% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $42.9 million or 13.5% of consolidated sales for the same period a year prior. The decrease is primarily due to the timing of expenses related to ongoing research and development programs.

  Recapitalization and other related costs from continuing operations totaling $40.8 million were incurred in connection with the Recapitalization, consisting of cancellation payments of employee stock options, compensation expense due to the acceleration of unvested stock options, and other expenses resulting from the Recapitalization.

  Amortization of intangibles from continuing operations was $2.7 million for the fiscal year ended March 31, 1999 as compared to $2.4 million for the same period a year prior. The increase was primarily attributable to increased goodwill amortization related to the acquisition of Pacific in June 1998.

  Operating income. Operating income from continuing operations decreased to $21.5 million or 6.5% of consolidated sales for the fiscal year ended March 31, 1999 as compared to $62.4 million or 19.6% of consolidated sales for the same period a year prior. The decrease was primarily a result of the costs in connection with the Recapitalization. Excluding these expenses, the Company generated operating income of $62.2 million or 18.9% of consolidated sales. The percentage decrease was primarily the result of higher operating expenses described above.

  Interest. Interest expense, net of interest income from continuing operations, was $42.8 million for the fiscal year ended March 31, 1999 as compared to interest income, net of interest expense of $1.8 million for the fiscal year ended March 31, 1998. The increase in net interest expense was attributable to the debt incurred in connection with the Merger on May 21, 1998. Also included in interest expense is $2.7 million of amortization expense related to deferred debt issuance costs.

  Other income. Other income from continuing operations was $15.7 million for the fiscal year ended March 31, 1999 as compared to $0.6 million for the same period in the previous year. The increase is a result of the sale of assets of ComCoTec for $21 million in gross proceeds that resulted in a gain of $15.9 million.

  Taxes. The effective tax rate from continuing operations changed to (1.2)% for the fiscal year ended March 31, 1999 as compared to 40.9% for the fiscal year ended March 31, 1998 due to permanent differences arising in connection with the accounting for the Recapitalization, and a smaller amount of income before income taxes, which magnified the effect of such permanent differences.

  Net income (loss). Net loss from continuing operations was $5.5 million or ($0.04) per share on a diluted basis for the fiscal year ended March 31, 1999 as compared to net income of $38.3 million or $1.80 per share on a diluted basis for the same period a year prior. The decrease was primarily attributable to the recapitalization and other related expenses, higher interest expense, and an increase in the weighted average number of shares outstanding in connection with the Recapitalization, which collectively resulted in a lower earnings per share.

  Backlog. Backlog from continuing operations at March 31, 1999 was $90.8 million, an increase of 50.5% from $60.3 million at March 31, 1998. The increase is a result of additional bookings within the communications test and inflight information systems segments.

 Business Segments

  The Company measures the performance of its subsidiaries by the their respective earnings before interest, taxes, amortization of intangibles, non-recurring items, one-time charges and gain on sale of subsidiary ("EBITA"). See Appendix C--Notes to Consolidated Financial Statements: Note S. Segment Information and Geographic Areas. The discussion below includes bookings (defined as new orders received) sales and EBITA for the two segments in which the Company participates in: communications test and inflight information systems as well as Other Subsidiaries.

                                                       Years Ended March 31,
                                                     --------------------------
Segment                                                2000     1999     1998
-------                                              -------- -------- --------
Communications test segment:
  Bookings.......................................... $430,254 $260,722 $233,934
  Sales.............................................  349,886  238,942  240,432
  EBITA.............................................   62,447   42,800   50,614
Inflight information systems segment:
  Bookings.......................................... $ 71,411 $ 62,882 $ 38,758
  Sales.............................................   70,960   58,794   34,797
  EBITA.............................................   19,314   22,373   15,519
Other subsidiaries:
  Bookings.......................................... $ 32,391 $ 32,903 $ 43,627
  Sales.............................................   32,394   31,796   42,726
  EBITA.............................................    8,404    7,468    4,790

 Fiscal 2000 Compared to Fiscal 1999--Communications Test

  Bookings for the communications test products increased 65.0% to $430.3 million for the fiscal year ended March 31, 2000, as compared to $260.7 million for the same period a year ago. The increase is due to a recovery from fiscal 1999's reduced order volume. The Company received an increase in orders for its transmission test equipment (transport and loop) as well as an increase in bookings due to the acquisition of ADA. The Company experienced a decrease in bookings during fiscal 1999 for its core instruments in part due to the Regional Bell Operating Companies (RBOC's) consolidation of their purchasing practices as well as the economic slowdown in Asia.

  Sales of communications test products increased 46.4% to $349.9 million for the fiscal year ended March 31, 2000, as compared to $238.9 million for the same period a year ago. The increase in sales is a direct result of the increase in bookings. The Company shipped an increased amount of orders for its transmission test equipment (transport and loop) as well as orders for its training and software development.

  EBITA for the communications test products increased 45.9% to $62.4 million for fiscal 2000 as compared to $42.8 million for the same period a year ago. The increase in EBITA is a direct result of the increase in sales.

 Fiscal 2000 Compared to Fiscal 1999--Inflight Information Systems

  Bookings for the inflight information systems increased 13.6% to $71.4 million for the fiscal year ended March 31, 2000 as compared to $62.9 million for the same period a year ago. The increase is due to the increase in the Company's real-time flight information passenger video displays both in the general and commercial aviation markets. In addition, the Company purchased Pacific in June 1998 that provided a full year of operations during fiscal 2000 as compared to nine months during fiscal 1999.

  Sales of the inflight information systems increased 20.7% to $71.0 million for the fiscal year ended March 31, 2000 as compared to $58.8 million for the same period a year ago. The increase is a direct result of the increase in bookings. The Pacific acquisition contributed approximately 12% to the total sales growth.

  EBITA for inflight information systems decreased 13.7% to $19.3 million for the fiscal year ended March 31, 2000 as compared to $22.4 million for the same period a year ago. The decrease was due primarily to costs associated with potential acquisitions that did not materialize, consulting expenses and expenses relating to the hiring of additional field service technicians.

 Fiscal 2000 Compared to Fiscal 1999--Other Subsidiaries

  Bookings for the Other Subsidiaries remained at essentially the same level during fiscal 2000 of $32.4 million as compared to $32.9 million for the same period a year ago. The bookings and the operating results during fiscal 2000 remained essentially the same although the mix differed. During June 1998 the Company sold ComCoTec, and in September 1999 the Company purchased Sierra.

  Sales of the Other Subsidiaries increased slightly to $32.4 million for the fiscal year ended March 31, 2000 as compared to $31.8 million for the same period a year ago.

  EBITA for the Other Subsidiaries increased 12.5% to $8.4 million for fiscal 2000 as compared to $7.5 million for the same period a year ago. The increase is due in part to better operating performance at the Company's da Vinci subsidiary.

 Fiscal 1999 Compared to Fiscal 1998--Communications Test

  Bookings for communications test products increased 11.5% to $260.7 million for the fiscal year ended March 31, 1999 as compared to $233.9 million for the same period in the previous year.

  Sales of communications test products decreased $1.5 million or 0.6% to $238.9 million for the fiscal year ended March 31, 1999 as compared to $240.4 million for the fiscal year ended March 31, 1998. The Company had been experiencing a decrease in demand for its core instruments in part due to the RBOC's consolidating their purchasing practices as well as the economic slowdown in Asia. This decrease was partially offset by an increase in demand for the Company's systems and services.

  EBITA for the communications test products decreased $7.8 million to $42.8 million for the fiscal year ended March 31, 1999 as compared to $50.6 million for the same period a year prior. The reduction in EBITA is in part due to the sales volume decrease as well as reorganizing and investing in the Company's sales force.

 Fiscal 1999 Compared to Fiscal 1998--Inflight Information Systems

  Bookings for the inflight information systems increased $24.1 million or 62.2% to $62.9 million for the fiscal year ended March 31, 1999 as compared to $38.8 million for the same period in the previous year. The increase was primarily a result of a continued increased demand for the Company's real-time flight information passenger video displays, as well as an increase in sales from the acquisition of Pacific.

  Sales for the Company's inflight information systems increased $24.0 million or 69.0% to $58.8 million for the year ended March 31, 1999 as compared to $34.8 million for the same period a year prior. The increase in shipments is a result of the increased order volume as described above. The Pacific Acquisition accounted for approximately 32% of total growth.

  EBITA for the inflight information systems increased $6.9 million or 44.2% to $22.4 million for the fiscal year ended March 31, 1999 as compared to $15.5 million for the fiscal year ended March 31, 1998. The increase in EBITA is a result of the increased shipments as well as reducing redundant functions at Pacific.

 Fiscal 1999 Compared to Fiscal 1998--Other Subsidiaries

  Bookings for the Other Subsidiaries decreased $10.7 million to $32.9 million for the fiscal year ended March 31, 1999 as compared to $43.6 million for the same period in the previous year. The decrease was primarily a result of the sale of ComCoTec in June 1998 as well as the shutdown of Parallax.

  Sales for the Company's Other Subsidiaries decreased $10.9 million to $31.8 million for the year ended March 31, 1999 as compared to $42.7 million for the same period a year prior. The decrease in shipments was a result of the decreased order volume as described above.

  EBITA for the Other Subsidiaries increased $2.7 million to $7.5 million for the fiscal year ended March 31, 1999 as compared to $4.8 million for the period ended March 31, 1998. The increase was a result of the shutdown reserve and operating loss at Parallax that was incurred during fiscal 1998 as well as better operating performance at the Company's da Vinci subsidiary.

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

  The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Recapitalization and from the funding of working capital and capital expenditures. As of March 31, 2000, the Company had $579.9 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $234.9 million in borrowings under the Term Loan Facility and $70.0 million borrowings under the Revolving Credit Facility.

  The Statement of Cash Flows for fiscal years 1998 through 2000 includes the cash flows from the industrial computing and communications segment on a fully-consolidated basis and has not been restated to reflect discontinued operations.

  Cash Flows. The Company's cash and cash equivalents decreased $34.6 million during the fiscal year ended March 31, 2000.

  Working Capital. For the fiscal year ended March 31, 2000, the Company's net working capital decreased as its operating assets and liabilities provided a $9.3 million source of cash, excluding acquisitions. Accounts receivable increased, creating a use of cash of $18.2 million, primarily due to the increase in shipments during the last month of the fiscal year. Inventory levels decreased, creating a source of cash of $7.2 million, due primarily to better inventory management throughout the organization. Other current assets increased, creating a use of cash of $7.3 million, primarily due to the prepayment of expenses relating to the merger of TTC and WWG. Accounts payable increased, creating a source of cash of $12.4 million as the Company continues to manage its working capital. Other current liabilities increased, creating a source of cash of $15.3 million, in part related to an increase in commission and compensation expense as a result of the increase in sales during the last quarter of fiscal 2000.

  Investing activities. The Company's investing activities totaled $142.3 million for the fiscal year ended March 31, 2000 in part for the purchase and replacement of property and equipment. The primary use of cash was for the acquisition of four companies during fiscal 2000 for a total purchase price of approximately $113.2 million (approximately $126.9 million in gross purchase price less $13.7 million of cash acquired): Sierra for net $6.2 million; ADA for net $67.2 million; ICS Advent (Europe) Ltd. for net $4.2 million; and Itronix UK for net $35.6 million.

  The Company's capital expenditures in fiscal 2000 were $21.9 million as compared to $11.3 in fiscal 1999. The increase during fiscal 2000 was primarily due to replacing certain of the Company's Enterprise Resource Planning (ERP) systems at the communications test and industrial computing and communications businesses. The Company is, according to the terms of the Senior Secured Credit Agreement, subject to annual maximum capital expenditures.

  Debt and equity. The Company's financing activities generated $50.4 million in cash during fiscal 2000, due primarily to revolving credit borrowings for the acquisition of the four companies described above. In addition, the Company repaid $17.1 million in term loan borrowings.

Debt

  In connection with the Recapitalization, the Company entered into a senior secured credit facility (the "Senior Secured Credit Facility") which consisted of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility ("the Revolving Credit Facility"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes"). The Company's weighted-average interest rate on the loans under the Senior Secured Credit Facility was 7.85% per annum for fiscal 2000.

  Principal and interest payments under the Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represented significant liquidity requirements for the Company. Total interest expense including the amortization of deferred debt issuance costs was $51.9 million in fiscal 2000. In addition, during fiscal 2000 and 1999, the Company repaid approximately $17.1 million and $8 million, respectively, of term debt and incurred net borrowings under the Revolving Credit Facility of $70 million in fiscal 2000. At March 31, 2000, the Company had $40 million undrawn under the Revolving Credit Facility.

  To finance the acquisition of WWG, the Company needed to restructure its current debt and equity. As a result, on May 23, 2000 the Company entered into a new credit facility with a syndicate of lenders (the "New Credit Facility"). The Company's new senior credit agreement (the "New Senior Credit Agreement"), which established the New Credit Facility, provided for senior secured credit facilities in an aggregate principal amount of up to approximately $860 million, consisting of (1) a revolving credit facility available to Dynatech LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "New Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Dynatech LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Dynatech LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to (Euro)108.375 million to the Company"s German subsidiaries with six year amortization periods (the "German Term Loans") (all term loans collectively, the "New Term Loans"). The New Credit Facility also provides for the issuance of a letter of credit that the German banks may draw upon in the event of the failure of the Company"s German subsidiaries to make payments on the (Euro)108.375 million loans, and the Company"s German subsidiaries are required to reimburse the letter of credit issuer for any such issuances. The amount of the letter of credit also may be fully drawn under certain circumstances, and in such event the amount of the draw shall convert into term loans to the Company's German subsidiaries with similar amortization to the German term loans.

  The Company collectively used the New Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG merger. The New Revolving Credit Facility is available to the Company from time to time for potential acquisitions and other general corporate purposes. Principal and interest payments under the New Credit Facility and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. The Tranche A Term Loan will be amortized in four quarterly installments of $750 thousand commencing on June 30, 2000; four quarterly installments of $2.0 million commencing on June 30, 2001; four quarterly installments of $3.75 million commencing on June 30, 2002; four quarterly installments of $7.5 million commencing on June 30, 2003; four quarterly installments of $2.5 million commencing on June 30, 2004; and four quarterly installments of $2.25 million commencing on

June 30, 2005. The Tranche B Term Loan will be amortized in 24 quarterly installments of $2.0 million, commencing on June 30, 2000; four quarterly installments of $77.5 million commencing on June 30, 2006, and two quarterly installments of $76.0 million commencing on June 30, 2007. The German Term Loans will be amortized in four quarterly installments of (Euro)530 thousand commencing on June 30, 2000; twelve quarterly installments of (Euro)790 thousand commencing on June 30, 2001; four quarterly installments of
(Euro)7.625 million commencing on June 30, 2004; three quarterly installments of (Euro)15.780 million commencing on June 30, 2005 and one quarterly installment of (Euro)18.935 million on March 31, 2006. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. As a result of the substantial indebtedness incurred in connection with the Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

  The loans under the Senior Secured Credit Facility and the New Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility and the New Term Loan Facility, the Company entered into interest rate swaps which are effective for periods ranging from two to three years which began in September 30, 1998. After giving effects to these arrangements, $220 million of the debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin). The terms of one interest rate swap contract provide upon termination for a one-year option to renew 50% of the notional amount at the discretion of the lender. See Note L. Interest Rate Swap Contracts.

  The obligations of Dynatech LLC under the New Revolving Credit Facility, the Tranche A Term Loan, the Tranche B Term Loan and the reimbursement obligations of the German subsidiaries under the letter of credit relating to the German Term Loan is guaranteed by each active direct or indirect U.S. subsidiary of Dynatech LLC and by Dynatech Corporation. The obligations under the New Credit Facility are secured by a pledge of the Company's equity interest in Dynatech LLC, by substantially all of the assets of Dynatech LLC and each active direct or indirect U.S. subsidiary of Dynatech LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of Dynatech LLC that acts as a holding company of Dynatech LLC's foreign subsidiaries.

  The Company's New Credit Facility generally permits voluntary prepayment of loans thereunder without premium or penalty, subject to certain limitations. Mandatory prepayments are required to be made from (a) 100% of net proceeds from certain asset sales, casualty insurance and condemnation awards or other similar recoveries; (b) 100% of the net proceeds from the issuance of indebtedness by us, other than as permitted by the New Credit Facility; and
(c) 50% of annual excess cash flow for each fiscal year in which the ratio of the Company's debt on the last day of such fiscal year to the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization) for such fiscal year is greater than or equal to 4.0 to 1.0.

Future Financing Sources and Cash Flows. The amount under the Revolving Credit Facility that remained undrawn at June 1, 2000 was $175 million. The undrawn portion of this facility will be available to meet future working capital and other business needs of the Company. The Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facilities (including the New Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Covenant Restrictions. The Company's New Credit Facility contains covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional debt, guarantee obligations or contingent liabilities, repay its 9 3/4% Senior Subordinated Notes due 2008, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates. The Company's New Credit Facility contains customary events of default.

The indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. These restrictions, among other things, preclude Dynatech LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in Dynatech LLC), except in limited circumstances. In addition, under the New Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The Term Loans under the New Credit Facility are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

  Going forward, the Company's principal sources of liquidity are expected to be cash flow from its operations and borrowings under its New Revolving Credit Facility. The Company anticipates that the principal uses of its liquidity will be able to provide working capital, meet debt service requirements and to finance capital expenditures.

Year 2000 Issue

  Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations.

  During 1998 and 1999, the Company completed a detailed assessment of its information systems and other hardware and software at each of the Company's business units. Based upon these assessments, non-compliant software or hardware were either upgraded to Year 2000 compliant versions, remediated to become Year 2000 compliant or replaced by other hardware or software which provided Year 2000 compliance and other benefits. As a result of the Company's Year 2000 readiness efforts, the Company's mission critical systems successfully distinguished between the year 1900 and 2000 without any critical system failures. In addition, the Company did not experience a significant adverse impact due to Year 2000 issues at any of its significant suppliers. The Company will continue to monitor its mission critical applications and equipment through the normal course of business operations to ensure that any Year 2000 matters that do arise are addressed promptly.

  With regard to financial cost, the Company estimates it had incurred $1.8 million on Year 2000 activities through December 31, 1999.

New Pronouncements

  In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summaries the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal 2001. The Company evaluated the application of SAB 101 and has determined that it not have a signifcant impact.

  In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations and financial position.

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by Statement of Financial Accounting Standards No. 137 which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of SFAS 133 on its results of operations and its financial position.

Quantitative and Qualitative Disclosures about Market Risk

  The Company operates both manufacturing facilities and sales offices within the United States and primarily sales offices outside the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its sales offices are located, as well as the low percentage of overall sales outside the United States (approximately 15%, 19% and 20% in fiscal 2000, 1999 and 1998, respectively of consolidated sales relate to foreign sales including exports from the United States). The Company's principal currency exposures against the U.S. dollar are in the major European currencies and in Canadian currency. The Company does not use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

  The Company uses derivative financial instruments consisting solely of interest rate swap contracts. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

  At March 31, 2000, the Company had $234.9 million of variable rate debt outstanding. The Company currently has three interest rate swap contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR.

  At March 31, 2000, all of the swap contracts had a fixed interest rate lower than the three-month LIBOR quoted by its financial institutions. However, the 3-month LIBOR rate was lower than the fixed interest rate during fiscal 1999 and the first part of fiscal 2000 creating a net additional interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during fiscal 2000 and fiscal 1999 was $0.4 million and $0.5 million, respectively. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of March 31, 2000, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.4 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.4 million.

Forward-Looking Statements

  This report (other than the Company's consolidated financial statements of historical fact) contains forward-looking statements, including, without limitation:

     1. the statement in "Business--General", "Management Discussion and Analysis of Financial Condition and Results of Operations-- Overview", and in "Notes to Consolidated Financial Statements. Note B. Discontinued Operations" that the Company expects to divest these two subsidiaries, either separately or together, no later than the first quarter of the 2002 fiscal year;

     2. The statement in "Business--General: Communications Test" that the Company expects that a growing proportion of its sales will be derived from its system products;

     3. the statement in "Business--Seasonality; Backlogs" and "Management Discussion and Analysis of Financial Condition and Results of Operations--Overview" concerning the Company's belief that its results of operations may vary on a quarterly basis;

     4. the statement in "Business--Patents and Proprietary Rights" that the Company does not believe that the expiration of any patent or group of patents would materially effect its business;

     5. the statement in "Business--Environmental Matters" that the Company does not foresee that federal, state and local laws or regulations which have been enacted or adopted regarding the discharge of materials into the environment will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company;

     6. the statements in "Legal Proceedings-Litigation" and "Financial Statements and Supplementary Data--Note Q. Commitments and Contingencies":

        a. concerning the Company's belief that the resolution of routine legal matters incidental to the Company's business in which the Company is involved from time to time will not have a material adverse effect on the Company's financial condition or results of operations; and

        b. that the Company does not believe that the outcome of current litigation is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity;

     7. the statement in "Market for Registrant's Common Stock and Related Security Holder Matters" that the Company intends to retain earnings for use in the operation and expansion of its business;

     8. the statements in "Management Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources--and Liquidity" and "Financial Statements and Supplementary Data--Note
        K. Debt" that:

        a. the Company expects that its interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods; and

        b. the Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs;

     9. the statement in "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" that, going forward, the Company's principal sources of liquidity are expected to be cash flow from its operations and borrowings under its revolving credit facility, that the Company anticipates that the principal uses of its liquidity will be able to provide working capital, meet debt service requirements and to finance capital expenditures and that the Company's revolving credit facility will also be available for the issuance of letters of credit.

    10. the statement in "Management Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Issue" that the Company will continue to monitor its mission critical applications and equipment through the normal course of business operations to ensure that any Year 2000 matters that do arise are addressed promptly;

    11. the statement in "Quantitative and Qualitative Disclosures about Market Risk" concerning the Company's belief that the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its sales offices are located, as well as the low percentage of overall sales outside the United States; and

    12. other statements as to management's or the Company's expectations or beliefs presented in "Management Discussion and Analysis of Financial Condition and Results of Operations".

  All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

  . the Company's outstanding indebtedness and its leverage, and the restrictions imposed by its indebtedness;

  . the cyclical nature of certain of the Company's businesses, and domestic and international economic conditions;

  . the high degree of competition in certain of the Company's businesses, and the potential for new competitors to enter into those businesses;

  . the integration of recent and future acquired businesses with the Company's existing operations in a timely and efficient manner;

  . the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures or partnerships;

  .  future modifications to existing laws and regulations;

  . discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;

  .  fluctuations in interest rates and in foreign currency exchange rates;
     and

  . increases in the cost of raw materials and other inputs used to make the Company's products.

  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                                                      APPENDIX C

                              DYNATECH CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS.......................................... C-2

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND 1999................ C-3

  CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED MARCH 31, 2000,
   1999 AND 1998........................................................... C-4

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS
   ENDED MARCH 31, 2000, 1999 AND 1998..................................... C-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2000,
   1999 AND 1998........................................................... C-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................... C-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dynatech Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dynatech Corporation and its subsidiaries (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note S. to the consolidated financial statements, segment information for the fiscal years 1999 and 1998 has been restated to conform to the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 21, 2000

                              DYNATECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Amounts in
                                                           thousands except
                                                          share and per share
                                                                 data)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  33,839  $  70,362
  Accounts receivable (net of allowance of $1,952 and
   $1,634, respectively).................................    78,236     70,996
  Inventories:
    Raw materials........................................    11,085     16,680
    Work in process......................................    12,859     13,644
    Finished goods.......................................     6,308     16,947
                                                          ---------  ---------
      Total inventory....................................    30,252     47,271
                                                          ---------  ---------
  Deferred income taxes..................................    21,548     15,921
  Other current assets...................................    16,332      6,229
                                                          ---------  ---------
      Total current assets...............................   180,207    210,779
                                                          ---------  ---------
Property and equipment:
  Leasehold improvements.................................     5,843      6,170
  Machinery and equipment................................    62,361     51,893
  Furniture and fixtures.................................    18,908     14,748
                                                          ---------  ---------
                                                             87,112     72,811
  Less accumulated depreciation and amortization.........   (59,796)   (47,192)
                                                          ---------  ---------
                                                             27,316     25,619
Other assets:
  Net assets held for sale...............................    72,601        --
  Intangible assets, net.................................    58,508     56,768
  Deferred income taxes..................................    42,689     23,852
  Deferred debt issuance costs, net......................    21,382     24,614
  Other..................................................    12,135      6,472
                                                          ---------  ---------
                                                          $ 414,838  $ 348,104
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable and current portion of long-term debt.... $   7,646  $  23,191
  Accounts payable.......................................    38,374     34,317
  Accrued expenses:
    Compensation and benefits............................    35,036     24,420
    Deferred revenue.....................................    13,564     27,141
    Warranty.............................................     8,297      7,811
    Interest.............................................    10,055     10,129
    Other................................................     9,270     14,874
  Accrued income taxes...................................     5,703     13,398
                                                          ---------  ---------
      Total current liabilities..........................   127,945    155,281
Long-term debt...........................................   572,288    504,151
Deferred compensation....................................    11,280      5,112
Commitments and contingencies (Note Q)
Shareholders' deficit:
  Serial preference stock, par value $1 per share;
   authorized 100,000 shares; none issued................       --         --
  Common stock, 2000 and 1999, respectively:
   par value $0.01 and $0.00, authorized 200,000,000 and
   50,000,000 shares; issued and outstanding 122,526,750
   and 120,665,048 shares................................     1,225        --
  Additional paid-in capital.............................   344,873    322,746
  Accumulated deficit....................................  (623,929)  (629,941)
  Unearned compensation..................................   (16,965)    (7,563)
  Other comprehensive loss...............................    (1,879)    (1,682)
                                                          ---------  ---------
      Total shareholders' deficit........................  (296,675)  (316,440)
                                                          ---------  ---------
                                                          $ 414,838  $ 348,104
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended March 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Amounts in thousands
                                                    except per share data)
Net sales........................................ $453,239  $329,532  $317,955
Cost of sales....................................  157,090   108,618   103,923
                                                  --------  --------  --------
Gross profit.....................................  296,149   220,914   214,032
Selling, general and administrative expense......  156,499   113,469   106,328
Product development expense......................   61,172    42,472    42,919
Recapitalization and other related costs.........   27,942    40,767       --
Amortization of intangibles......................    8,789     2,726     2,357
                                                  --------  --------  --------
Total operating expenses.........................  254,402   199,434   151,604
                                                  --------  --------  --------
  Operating income...............................   41,747    21,480    62,428
Interest expense.................................  (51,916)  (46,178)   (1,184)
Interest income..................................    2,354     3,392     3,013
Other income (expense), net......................      (68)   15,703       551
                                                  --------  --------  --------
Income (loss) from continuing operations before
 income taxes....................................   (7,883)   (5,603)   64,808
Provision (benefit) for income taxes.............   (1,169)      (69)   26,521
                                                  --------  --------  --------
Income (loss) from continuing operations.........   (6,714)   (5,534)   38,287
Discontinued operations:
  Operating income, net of income tax provision
   of $7,967 in 2000, $6,903 in 1999, and $2,510
   in 1998.......................................   12,726    11,979     3,489
                                                  --------  --------  --------
Net income....................................... $  6,012  $  6,445  $ 41,776
                                                  ========  ========  ========
Income (loss) per common share--basic:
  Continuing operations.......................... $  (0.05) $  (0.04) $   1.87
  Discontinued operations........................     0.09      0.09      0.17
                                                  --------  --------  --------
                                                  $   0.04  $   0.05  $   2.04
                                                  ========  ========  ========
Income (loss) per common share--diluted:
  Continuing operations.......................... $  (0.05) $  (0.04) $   1.80
  Discontinued operations........................     0.09      0.09      0.16
                                                  --------  --------  --------
                                                  $   0.04  $   0.05  $   1.96
                                                  ========  ========  ========
Weighted average number of common shares
  Basic..........................................  148,312   129,596    20,493
  Diluted........................................  148,312   129,596    21,272

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                           Total
                         Number of Shares                        Retained              Other              Share-
                         -----------------          Additional  Earnings/   Unearned  Compre-            holders'
                         Common   Treasury Common    Paid-In   (Accumulated Compen-   hensive  Treasury   Equity
                          Stock    Stock    Stock    Capital     Deficit)    sation    Loss     Stock    (Deficit)
                         -------  -------- -------  ---------- ------------ --------  -------  --------  ---------
                                                        (Amounts in thousands)
Balance, March 31,
 1997...................  18,605   (1,812) $ 3,721   $  9,887   $ 195,506   $      0  $(1,247) $(47,181) $ 160,686
 Net income--1998.......                                           41,776                                   41,776
 Translation
  adjustment............                                                                 (353)                (353)
                                                                                                         ---------
 Total comprehensive
  income................                                                                                    41,423
                                                                                                         ---------
 Purchases of treasury
  stock.................             (163)                                                       (5,330)    (5,330)
 Exercise of stock
  options and other
  issuances.............              234              (2,919)                                    7,580      4,661
 Tax benefit from
  exercise of stock
  options...............                                  679                                                  679
                         -------   ------  -------   --------   ---------   --------  -------  --------  ---------
Balance, March 31,
 1998...................  18,605   (1,741)   3,721      7,647     237,282          0   (1,600)  (44,931)   202,119
                         =======   ======  =======   ========   =========   ========  =======  ========  =========
 Net income--1999.......                                            6,445                                    6,445
 Translation
  adjustment............                                                                  (82)                 (82)
                                                                                                         ---------
 Total comprehensive
  income................                                                                                     6,363
                                                                                                         ---------
 Exercise of stock
  options and other
  issuances.............     414       59                (111)                                    1,946      1,835
 Tax benefit from
  exercise of stock
  options...............                                  609                                                  609
 Recapitalization and
  other related costs:
 Common stock
  repurchased........... (18,605)   1,682   (3,721)    (7,269)   (873,668)                       42,985   (841,673)
 Issuance of new stock,
  net of fees........... 120,251                      298,148                                              298,148
 Stock options expense..                               14,640                                               14,640
 Unearned compensation..                                9,082                 (9,082)                          --
 Amortization of
  unearned
  compensation..........                                                       1,519                         1,519
                         -------   ------  -------   --------   ---------   --------  -------  --------  ---------
Balance, March 31,
 1999................... 120,665        0  $     0   $322,746   $(629,941)  $ (7,563) $(1,682) $      0  $(316,440)
                         =======   ======  =======   ========   =========   ========  =======  ========  =========
 Net income--2000.......                                            6,012                                    6,012
 Translation
  adjustment............                                                                 (197)                (197)
                                                                                                         ---------
 Total comprehensive
  income................                                                                                     5,815
                                                                                                         ---------
 Exercise of stock
  options and other
  issuances.............   1,862                11      4,725                                                4,736
 Adjustment to unearned
  compensation..........                               (1,143)                 1,130                           (13)
 Stock option expense...                               12,327                                               12,327
 Redemption of stock
  options...............                               (6,980)                                              (6,980)
 Unearned compensation
  from stock option
  grants................                               12,951                (12,951)                          --
 Change in par value of
  common stock..........                     1,214     (1,214)                                                 --
 Amortization of
  unearned
  compensation..........                                                       2,419                         2,419
 Tax benefit from
  exercise of stock
  options...............                                1,461                                                1,461
                         -------   ------  -------   --------   ---------   --------  -------  --------  ---------
Balance, March 31,
 2000................... 122,527        0  $ 1,225   $344,873   $(623,929)  $(16,965) $(1,879) $      0  $(296,675)
                         =======   ======  =======   ========   =========   ========  =======  ========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              DYNATECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended March 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 ---------  ---------  --------
                                                    (Amounts in thousands)
Operating activities:
 Net income from operations....................  $   6,012  $   6,445  $ 41,776
 Adjustment for noncash items included in net
  income:
 Depreciation..................................     13,082     11,741    12,066
 Amortization of intangibles...................     12,327      6,228     5,835
 Gain on sale of subsidiary....................        --     (15,900)      --
 Recapitalization and other related costs......     12,327     14,640       --
 Amortization of unearned compensation.........      2,419      1,519       --
 Amortization of deferred debt issuance costs..      3,232      2,693       --
 Change in net deferred income tax asset.......     (2,840)   (12,289)    2,638
 Other.........................................      1,517        612       594
 Changes in operating assets and liabilities,
  net of effects of purchase acquisitions and
  divestitures.................................      9,334     51,981   (17,564)
                                                 ---------  ---------  --------
 Net cash flows provided by operating
  activities...................................     57,410     67,670    45,345
                                                 ---------  ---------  --------
Investing activities:
 Purchases of property and equipment...........    (21,859)   (11,323)  (15,879)
 Disposals of property and equipment...........          7        369       219
 Proceeds from sales of businesses.............        --      21,000       507
 Businesses acquired in purchase transactions,
  net of cash acquired.........................   (113,227)   (21,365)      --
 Incentive earnout related to the purchase of
  Advent.......................................        --      (3,845)      --
 Other.........................................     (7,172)    (4,915)      144
                                                 ---------  ---------  --------
 Net cash flows provided by (used in) investing
  activities...................................   (142,251)   (20,079)  (15,009)
                                                 ---------  ---------  --------
Financing activities:
 Borrowings (repayments) under revolving credit
  facility, net................................     70,000        --     (5,000)
 Borrowings of term loan debt..................        --     535,000       --
 Repayment of term loan debt...................    (17,139)    (8,000)      --
 Repayment of notes payable....................        --      (2,192)      --
 Repayment of capital lease obligations........       (212)      (159)     (195)
 Financing fees................................        --     (38,631)      --
 Proceeds from issuance of common stock........      3,257    277,035     4,513
 Proceeds from exercise of stock options.......      1,479      1,800       --
 Purchases of treasury stock, common stock and
  stock options................................     (6,980)  (806,508)   (5,330)
                                                 ---------  ---------  --------
 Net cash flows used in financing activities...     50,405    (41,655)   (6,012)
Effect of exchange rate on cash................       (157)      (478)      798
                                                 ---------  ---------  --------
Increase (decrease) in cash and cash
 equivalents...................................    (34,593)     5,458    25,122
Cash and cash equivalents at beginning of
 year..........................................     70,362     64,904    39,782
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  35,769  $  70,362  $ 64,904
                                                 =========  =========  ========
Change in operating asset and liability
 components:
 Decrease (increase) in trade accounts
  receivable...................................  $ (18,176) $  (1,114) $    994
 Decrease (increase) in inventories............      7,185      2,503    (8,739)
 Increase (decrease) in other current assets...     (7,324)     2,089      (887)
 Increase in accounts payable..................     12,397     11,025     6,009
 Increase in accrued expenses, taxes and
  other........................................     15,252     37,478   (14,941)
                                                 ---------  ---------  --------
Change in operating assets and liabilities.....  $   9,334  $  51,981  $(17,564)
                                                 =========  =========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
 Interest......................................  $  48,791  $  33,376  $    934
 Income taxes..................................  $  14,737  $  16,013  $ 24,307

   The accompanying notes are an integral part of the consolidated financial statements.

                             DYNATECH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. FORMATION AND BACKGROUND

    Dynatech Corporation was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted primarily by wholly owned subsidiaries located principally in the United States with other operations, primarily sales offices, located in Europe and the Far East. The Company is managed in two business segments: communications test and inflight information systems.

    The communications test business, through the Company's TTC division, manufactures and markets a broad range of communications test solutions used in the planning, deploying, provisioning, manufacturing, managing and maintaining of communications equipment and networks. The inflight information systems segment, through the Company's AIRSHOW, Inc. subsidiary, provides passenger cabin video information display systems and information services for the general and commercial aviation markets. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc. which provides digital color enhancement systems used in the production of television commercials and programming; and Dataviews, Inc., which was sold in June 2000. In years prior to fiscal 2000 the Company's consolidated statements of income and the Other Subsidiaries section of Note S. Segment Information and Geographic Areas included the results of operations of two subsidiaries which have since been divested: ComCoTec, Inc. was sold in June 1998, and Parallax Graphics, which was liquidated during fiscal 1999.

    The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2000 are references to the Company's fiscal year which began April 1, 1999 and ended March 31, 2000).

B. DISCONTINUED OPERATIONS

    In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. In connection with its decision, the Board authorized management to retain one or more investment banks to assist the Company with respect to the divestiture. The segment's results of operations including net sales, operating costs and expenses, other income and expense and income taxes for fiscal 1998, 1999 and 2000, have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheet for fiscal 2000 reflects the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The balance sheet for fiscal 1999 and the Statements of Cash Flows for fiscal years 1998, 1999 and 2000 have not been reclassified for the discontinued businesses. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets. In addition, management does not anticipate net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates to have sold these businesses. Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.

                             DYNATECH CORPORATION

    Summary operating results and balance sheet information of the discontinued operations are as follows:

                                                      2000      1999     1998
                                                    --------  -------- --------
                                                      (Amounts in thousands)
   Sales........................................... $203,361  $193,322 $154,993
   Operating income................................   21,304    18,638    6,036
   Net income......................................   12,726    11,979    3,489
   Accounts receivable, net........................   23,524
   Inventories.....................................   28,453
   Intangible assets, net..........................   62,464
   Accounts payable................................  (20,054)
   Deferred revenue................................  (28,812)
   Other, net......................................    7,026

C. RECAPITALIZATION

    On May 21, 1998, CDRD Merger Corporation, a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, was merged with and into the Company (the "Recapitalization" or the "Transaction") with the Company continuing as the surviving corporation. In the Recapitalization, (1) each then outstanding share of common stock, par value $0.20 per share, of the Company (the "Old Common Stock") was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (2) each then outstanding share of common stock of CDRD Merger Corporation was converted into one share of Common Stock.

    Upon consummation of the Recapitalization, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), held approximately 91.8% of the Company's Common Stock and other shareholders held approximately 8.2% of the Common Stock. The Transaction was treated as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions. As of March 31, 2000, CDR Fund V holds approximately 90.5% of the Common Stock and other shareholders hold approximately 9.5% of the Common Stock.

    In connection with the Recapitalization, the Company incurred a charge of $40.8 million from continuing operations, for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options, and $3.5 million for certain other expenses resulting from the Recapitalization, including employee termination expense. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and is being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. The remaining $14.0 million was charged directly to shareholders' equity. See Note K. Debt.

    Recapitalization and other related costs from continuing operations during fiscal 2000 totaled $27.9 million, most of which related to termination expenses of certain executives including the retirement of John
  F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

D. FINANCIAL POSITION OF DYNATECH CORPORATION AND DYNATECH LLC

    In connection with the Recapitalization and related transactions, Dynatech LLC (formerly known as Telecommunications Techniques Co., LLC), Dynatech Corporation's wholly owned subsidiary ("Dynatech

                             DYNATECH CORPORATION

  LLC"), became the primary obligor (and Dynatech Corporation, a guarantor) with respect to indebtedness of Dynatech Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Senior Secured Credit Facilities referred to elsewhere in these Notes to the Consolidated Financial Statements.

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

E. RELATED PARTY

    The Company paid an annual management fee to CDR totaling $0.5 million each in fiscal 2000 and in fiscal 1999. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries.

    On May 19, 1999, Ned C. Lautenbach, a principal of CDR, became the Company's Chairman, President and Chief Executive Officer. Mr. Lautenbach does not receive direct compensation from the Company for these services. However, his compensation for any services is covered in the above mentioned management agreement.

F. CHANGE OF JURISDICTION OF INCORPORATION

    On September 8, 1999 the shareholders of the Company approved a proposal to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware and the jurisdiction of incorporation changed effective on such date.

    The common stock of the Company, issued when it was incorporated under the laws of the Commonwealth of Massachusetts, had no par value per share. Therefore, the Company did not reflect a value for the common stock on the balance sheet. The common stock issued under the laws of the State of Delaware has a par value of $0.01 per share, and the consolidated balance sheet reflects a reclassification from additional paid-in capital of $1,214 (representing the par value of 121,408,993 outstanding shares at September 30, 1999).

G. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its wholly owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year.

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

                             DYNATECH CORPORATION

  Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, tax valuation reserves, nonrecurring charges, and the carrying values of discontinued operations. Actual results could differ from those estimates.

    Fair Value of Financial Instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 31, 2000 and 1999. Other financial instruments include debt and interest rate swaps. See Note K. Debt and Note L. Interest Rate Swap Contracts.

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

    Credit risk related to its accounts receivable are limited due to the large number of customers and their dispersion across many business and geographic areas. However, a significant amount of trade receivables are with customers within the telecommunications industry. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred insignificant credit losses. In fiscal 2000 the Company provided approximately $0.6 million for doubtful accounts ($0.5 million in fiscal 1999 and $0.4 million in fiscal
  1998).

    The Company's counterparties to the agreements relating to the Company's investments and interest rate swap contracts consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties.

    Cash Equivalents. Cash equivalents represent highly liquid debt instruments with an original maturity of three months or less at the time of purchase.

    Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.

    Property, Plant and Equipment. Property, plant and equipment is principally recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings............................................ 30 years
   Leasehold improvements............................... Remaining life of lease
   Machinery and equipment.............................. 7 to 10 years
   Furniture and fixtures............................... 5 years
   Computer software/hardware........................... 3 years
   Tooling.............................................. 3 years
   Vehicles............................................. 3 years

    Maintenance and repairs' expenditures are expensed when incurred. When a fixed asset is disposed of, the cost of the asset and any related accumulated depreciation is written off and any gain or loss is recognized.

    Intangible Assets. Intangible assets consist primarily of goodwill and product technology acquired in business combinations. The excess of cost over the fair market value of net assets (goodwill) is amortized

                             DYNATECH CORPORATION
  on a straight-line basis over 3 to 30 years. Product technology and other intangible assets are amortized on a straight-line basis primarily over 2 to 10 years, but in no event longer than their expected useful lives. Amortization expense from continuing operations related to product technology was $1.6 million in fiscal 2000, $1.5 million in fiscal 1999 and $1.5 million in fiscal 1998, and was excluded from cost of sales. Amortization expense from continuing operations related to goodwill was $8.8 million in fiscal 2000, $2.7 million in fiscal 1999, and $2.4 million in fiscal 1998.

    Long-Lived Assets. The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of the expected undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

    Deferred Debt Issuance Costs. In connection with the Recapitalization, the Company incurred financing fees that are being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. See Note K. Debt and Note R. Subsequent Events.

    Other Comprehensive Income (Loss). The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the local foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in shareholders' equity (deficit). The realized gains or losses resulting from foreign currency transactions are included in other income.

    Other comprehensive income (loss) which is shown in the Statement of Shareholders' Equity (Deficit) consists only of foreign currency translation adjustments.

    Stock-Based Compensation. In 1996 the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which prescribes the recognition of compensation expense based on the fair value of options on the grant date using the Black-Scholes valuation model with compensation costs recognized ratably over the vesting period. The Company has elected footnote disclosure only. See Note O. Stock-Based Compensation.

    Unearned Compensation. Since the time of the Recapitalization, the Company has issued non-qualified stock options to primarily all employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company's board of directors. This price may or may not be equal to the trading price on the open market on the dates of the grants. During fiscal 1999, the Company granted non-qualified stock options to certain key employees to purchase 14.3 million shares of common stock at a price lower than the closing market price. The Company recorded a charge of $9.1 million within shareholder's deficit (under the caption "unearned compensation") related to the difference between the market price and the grant price. This unearned compensation is being charged to expense over a five-year vesting period and is recorded in cost of sales, selling, general and administrative expense, and product development expense as appropriate. During fiscal 1999 the amortization of unearned compensation was $1.2 million for continued operations and $0.3 million related to discontinued operations, all of which related to stock option grants during fiscal years 2000 and 1999.

    During fiscal 2000 the Company granted non-qualified stock options to primarily all employees and non-employee directors to purchase 4.3 million shares of common stock at a price lower than the trading

                             DYNATECH CORPORATION
  price on the open market. The Company incurred a charge of approximately $13.0 million for the difference between the market price and the fair market value as determined by the Board of Directors and recorded this unearned compensation within shareholders' deficit. This charge will be amortized over the options' vesting periods. During fiscal 2000 the amortization of unearned compensation was $1.9 million for continuing operations and $0.5 million for discontinued operations.

    The Company adjusts unearned compensation for employees and non-employee directors who have terminated employment with the Company whose options, which were granted at an exercise price lower than the trading price on the open market, were not fully vested at the time of departure. The adjustment reverses any amortization recognized for unvested options and eliminates any remaining unearned compensation.

    Revenue Recognition. The Company generally recognizes revenue from product sales upon shipment provided that (1) the shipping terms of the arrangement allow for recognizing revenue upon shipment (products sold with destination terms are recognized upon delivery), (2) no significant post-delivery obligations remain (including installation and acceptance), and
  (3) collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience. Software development and consulting services are recognized when rendered based on contractual arrangements that allow for revenue and billing as actual time and costs are incurred. Service revenue is recognized over the contractual period or as services are rendered. In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values.

    Product Development Expense. Costs relating to research and development are expensed as incurred. Internal software development costs that qualify for capitalization are not significant.

    Warranty Costs. The Company generally warrants its products for one to three years after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

    Interest Rate Swap Contracts. The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate to reduce the impact of interest rate changes on future income. The Company does not hold or issue financial instruments for trading or speculative purposes. The differential to be paid or received under these agreements is recognized within interest expense. See Note L. Interest Rate Swap Contracts.

    Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note M. Income Taxes. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.

    The Company does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations. Accordingly, no provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.

                             DYNATECH CORPORATION

   New Pronouncements

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's quarter ended June 30, 2000. The Company has evaluated the application of SAB 101 based on the current guidance and interpretations and has determined that it will not have a significant impact.

    In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on results of operations and financial position.

    On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 was amended by Statement of Financial Accounting Standards No. 137 which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. The Company is assessing the impact of the adoption of SFAS 133 on its results of operations and financial position.

H. ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

   Pacific Systems Corporation

    On June 19, 1998, the Company, through one of its indirectly wholly owned subsidiaries, acquired all of the outstanding stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of approximately $20 million in cash, which includes an incentive earnout. The acquisition was accounted for using the purchase method of accounting and resulted in $18.0 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Pacific have been included in Dynatech's consolidated financial statements within the inflight information systems segment since June 19, 1998. Pacific designs and manufactures customer-specified avionics and integrated cabin management.

   Flight TECH

    In February 1999, the Company, through one of its wholly owned subsidiaries, acquired Flight TECH of Hillsboro, Oregon for $2 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $1.9 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Flight TECH have been included in the Company's financial statements since February 1999 within the inflight information systems segment. Flight TECH is

                              DYNATECH CORPORATION
  an inflight entertainment manufacturer specializing in equipment for small and medium jets, and turboprop aircraft.

   Sierra Design Labs

    On September 10, 1999, the Company, through one of its wholly owned subsidiaries, purchased the outstanding stock of Sierra Design Labs ("Sierra"), a Nevada Corporation for a total purchase price of $6.3 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $4.9 million of goodwill that is being amortized on a straight-line basis over 10 years. The operating results of Sierra have been included in the Company's consolidated financial statements within Other Subsidiaries as presented in Note S. Segment Information and Geographic Areas since September 10, 1999. Sierra designs, manufactures, and markets uncompressed, real-time videodisk recorders.

   Applied Digital Access, Inc.

    On November 1, 1999, the Company, through one of its wholly owned subsidiaries, acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for a total purchase price of approximately $81 million in cash, (of which $60 million was borrowed to finance this acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in $36 million of goodwill that is being amortized on a straight-line basis over 3 years. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies and the Company's analysis of its business plan of integration. The operating results of ADA have been included in the Company's consolidated financial statements within the communications test segment since November 1, 1999. ADA is a provider of network performance management products that include systems, software and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks.

   ICS Advent (Europe) Ltd.

    On January 4, 2000, the Company purchased the remaining outstanding stock of ICS Advent (Europe) Ltd. ("ICS UK") for (Pounds)3.0 million (approximately $4.9 million) in cash. The Company previously owned approximately 25% of ICS UK. The acquisition was accounted for using the purchase method of accounting and generated approximately $4.0 million of goodwill that is being amortized on a straight-line basis over 5 years. The operating results of ICS UK have been included in the Company's financial statements presented within discontinued operations, since January 1, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the next year. ICS UK is primarily a distributor of mission-critical computer systems to the defense, factory-automation, data and telecommunications markets within Europe as well as a distributor of rack-mounted computers supplied by the Company's ICS Advent subsidiary.

   WPI Husky Technology, Inc., WPI Oyster Termiflex Limited, WPI Husky Technology Limited and WPI Husky Technology GmbH

    On February 24, 2000, the Company, through one of its wholly owned subsidiaries, purchased certain assets and liabilities of WPI Husky Technology, Inc., and WPI Oyster Termiflex Limited, and the stock of WPI Husky Technology Limited and WPI Husky Technology GmbH (collectively "Itronix UK") all which were subsidiaries of WPI, Inc. The total purchase price for Itronix UK totaled approximately $34.8 million in cash (of which approximately $15 million was borrowed to finance this acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in approximately $30 million of goodwill that is being amortized on a straight-line basis over 5 years. The purchase price allocation for this

                             DYNATECH CORPORATION
  acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies and the Company's analysis of its business plan of integration. The operating results of Itronix UK have been included in the Company's consolidated financial statements presented within discontinued operations since February 23, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the next year. Itronix UK distributes rugged field computer systems including the provision of related services for incorporation into customers' specific applications.

    The goodwill generated from these acquisitions was calculated based on the purchase price less the net assets acquired, as follows:

                                                                2000     1999
                                                              --------  -------
   Total purchase price...................................... $126,891  $22,000
                                                              --------  -------
   Less net assets acquired:
     Cash....................................................   13,664      385
     Accounts receivable.....................................   12,638    2,058
     Inventories.............................................   19,684    1,865
     Deferred tax asset......................................   20,099      (46)
     Other assets............................................   11,949    1,914
     Notes payable...........................................     (124)  (2,221)
     Accounts payable........................................  (11,686)    (575)
     Accrued liabilities.....................................  (14,431)    (872)
     Long-term debt..........................................     (139)    (238)
                                                              --------  -------
                                                                51,654    2,270
                                                              --------  -------
   Goodwill.................................................. $ 75,237  $19,730
                                                              ========  =======

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the fiscal year presented, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effect. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

                                                               2000      1999
                                                             --------  --------
   Revenue.................................................. $479,535  $369,389
   Net loss from continuing operations......................  (14,687)  (16,881)
   Loss per share from continuing operations:
     Basic..................................................    (0.10)    (0.13)
     Diluted................................................    (0.10)    (0.13)
   Weighted average shares:
     Basic..................................................  148,312   129,596
     Diluted................................................  148,312   129,596

  DIVESTITURES

   ComCoTec, Inc.

    On June 30, 1998, the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. Dynatech recorded a pre-tax gain on $15.9

                             DYNATECH CORPORATION
  million on the sale of the assets, which was included in other income. Sales and operating results were insignificant for the periods ended March 31, 1999 and 1998.

   Parallax, Inc.

    During fiscal year 1999, the Company liquidated the assets and liabilities of Parallax, Inc. ("Parallax"). The loss from the liquidation activities was immaterial. Sales and operating results were insignificant for the periods ended March 31, 1999 and 1998.

I. INTANGIBLE ASSETS

    Intangible assets, acquired primarily from business acquisitions, are summarized as follows (See Note H. Acquisitions and Divestitures):

                                                                2000(a)  1999
                                                                ------- -------
                                                                  (Amounts in
                                                                  thousands)
   Product technology.......................................... $ 9,236 $17,042
   Goodwill....................................................  67,328  55,878
   Other intangible assets.....................................   4,177  13,307
                                                                ------- -------
                                                                 80,741  86,227
   Less accumulated amortization...............................  22,233  29,459
                                                                ------- -------
     Total..................................................... $58,508 $56,768
                                                                ======= =======

  --------
  (a) Balances as of March 31, 2000 reflect continuing operations only.

                             DYNATECH CORPORATION

J. EARNINGS PER SHARE

    The computation for earnings per share is as follows:

                                                     2000      1999     1998
                                                   --------  --------  -------
   Net income (loss):
     Continuing operations.......................  $ (6,714) $ (5,534) $38,287
     Discontinued operations.....................    12,726    11,979    3,489
                                                   --------  --------  -------
   Net income....................................  $  6,012  $  6,445  $41,776
                                                   ========  ========  =======
   BASIC:
   Common stock outstanding, net of treasury
    stock, beginning of period...................   120,665    16,864   16,793
   Weighted average common stock and treasury
    stock issued during the period...............       886   104,331      144
   Weighted average common stock and treasury
    stock repurchased............................       --    (14,983)    (142)
                                                   --------  --------  -------
                                                    121,551   106,212   16,795
   Bonus element adjustment related to rights
    offering.....................................    26,761    23,384    3,698
                                                   --------  --------  -------
   Weighted average common stock outstanding, net
    of treasury stock, end of period.............   148,312   129,596   20,493
                                                   ========  ========  =======
   Net income per common share:
     Continuing operations.......................  $  (0.05) $  (0.04) $  1.87
     Discontinued operations.....................      0.09      0.09     0.17
                                                   --------  --------  -------
   Net income per common share...................  $   0.04  $   0.05  $  2.04
                                                   ========  ========  =======
   DILUTED:
   Common stock outstanding, net of treasury
    stock, beginning of period...................   120,665    16,871   16,803
   Weighted average common stock and treasury
    stock issued during the period...............       886   104,324      134
   Weighted average common stock equivalents.....       --        --       639
   Weighted average common stock and treasury
    stock repurchased............................       --    (14,983)    (142)
                                                   --------  --------  -------
                                                    121,551   106,212   17,434
   Bonus element adjustment related to rights
    offering.....................................    26,761    23,384    3,838
                                                   --------  --------  -------
   Weighted average common stock outstanding, net
    of treasury stock, end of period.............   148,312   129,596   21,272
                                                   ========  ========  =======
   Net income per common share:
     Continuing operations.......................  $  (0.05) $  (0.04) $  1.80
     Discontinued operations.....................      0.09      0.09     0.16
                                                   --------  --------  -------
   Net income per common share...................  $   0.04  $   0.05  $  1.96
                                                   ========  ========  =======

    On May 23, 2000 in connection with the Wavetek Wandel Goltermann merger, the Company issued 12.5 million and 30.625 million shares of common stock to CDR, CDR Fund V and Clayton, Dubilier & Rice Limited Partnership, an investment partnership managed by CDR ("CDR Fund VI"), respectively at a price of $4.00 per share. See Note R. Subsequent Events. In order to reverse the diminution of all other common shareholders as a result of shares issued in connection with the WWG Merger, the Company granted a rights offering to all its common stock shareholders (including CDR Fund V) of record on

                             DYNATECH CORPORATION

  April 20, 2000 (the "Offering"). CDR elected to waive its right to participate in this Offering. Thus, 4,983,000 shares of common stock are covered under the Offering to shareholders other than CDR. As a result of these transactions, the Company has effectively granted a right to all shareholders to purchase 4,983,000 shares of common stock at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to CDR, was $11.25.

    For purposes of calculating weighted average shares and earnings per share, the Company has treated the sale of common stock to CDR and the anticipated sale of common stock to all other shareholders as a rights offer. Since the common stock has been offered to all shareholders at a price that is less than that of the market trading price (the "bonus element"), a retroactive adjustment of 1.22 per share has been made to weighted average shares to consider this bonus element.

    In fiscal 2000 and 1999 the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents (11.4 million in fiscal 2000 and 5.3 million in fiscal 1999) as the Company incurred a net loss from continuing operations. The common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding as inclusion would result in an antidilutive effect on net loss per common share from continuing operations.

K. DEBT

    Long-term debt is summarized below:

                                                                2000     1999
                                                              -------- --------
                                                                 (Amounts in
                                                                 thousands)
   Senior secured credit facilities.......................... $304,861 $252,000
   Senior subordinated notes.................................  275,000  275,000
   Capital lease obligations(a)..............................       73      342
                                                              -------- --------
     Total debt..............................................  579,934  527,342
                                                              -------- --------
   Less current portion......................................    7,646   23,191
                                                              -------- --------
     Long-term debt.......................................... $572,288 $504,151
                                                              ======== ========

  --------
  (a) Balances as of March 31, 2000 reflect debt from continuing operations only.

    The book value of the debt under the Senior Secured Credit Facilities represent fair market value at March 31, 2000 and 1999. The fair market value of the Senior Subordinated Notes was $250.3 million and $274.3 million at March 31, 2000 and 1999, respectively.

   Senior Secured Credit Facilities

    In connection with the Recapitalization, the Company entered into a senior secured credit agreement (the "Senior Secured Credit Agreement") consisting of a $260 million term loan facility (the "Term Loan Facility") and a $110 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). In addition, the Company incurred $275 million of debt through the sale of its 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes").

    In connection with the Recapitalization and related transactions, Dynatech LLC became the primary obligor with respect to the Senior Secured Credit Facility and the Senior Subordinated Notes. See Note F. Financial Position of Dynatech Corporation and Dynatech LLC. Dynatech Corporation has guaranteed the Senior Secured Credit Facilities and the Senior Subordinated Notes.

                             DYNATECH CORPORATION

    Principal and interest payments under the new Senior Secured Credit Agreement and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. With respect to the $260 million initially borrowed under the Term Loan Facility (which is divided into four tranches, each of which has a different term and repayment schedule), the Company is required to make scheduled principal payments of the $50 million Tranche A Term Loan thereunder during its six-year term, with substantial amortization of the $70 million Tranche B Term Loan, $70 million Tranche C Term Loan and $70 million Tranche D Term Loan thereunder occurring after six, seven and eight years, respectively. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum.

    The Senior Secured Credit Facilities are subject to mandatory prepayments and reductions in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (1) certain debt offerings by the Company and any of its subsidiaries, (2) certain asset sales or other dispositions by the Company or any of its subsidiaries, and (3) property insurance or condemnation awards received by the Company or any of its subsidiaries, and
  (b) 50% of the Company's excess cash flow (the "Recapture") (as defined in the Senior Secured Credit Agreement) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

    During fiscal 2000 the Company was required, under the terms of the Recapture, to repay $15 million in Term Loan borrowings on June 30, 1999. The Company elected to use the $15 million in part to prepay the mandatory $8 million amortization due in fiscal 2000. Based on the Recapture calculation at March 31, 2000, the Company will not be required to make an additional mandatory principal reduction during fiscal 2001 based on the excess cash flow calculation at March 31, 2000. During fiscal 1999 the Company repaid $8 million of mandatory principal payments and repaid $40 million of indebtedness under its $110 million Revolving Credit Facility.

    The loans under the Senior Secured Credit Agreement bear interest at floating rates based upon the interest rate option elected by the Company. The Company's weighted-average interest rate on the loans under the Senior Credit Agreement was 7.85% per annum for fiscal 2000. The Company has entered into interest rate swaps which are effective for periods ranging from two to three years beginning September 30, 1998 to fix the interest charged on a portion of the total debt outstanding under the Term Loan Facility. After giving effects to these arrangements, approximately $220 million of the debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin). The terms of one interest rate swap contract provide upon termination for a one-year option to renew 50% of the notional amount at the discretion of the lender. See Note L. Interest Rate Swap Contracts.

    At March 31, 2000, the Company had $70 million in borrowings outstanding and $40 million undrawn under the Revolving Credit Facility. The Revolving Credit Facility matures in 2004, with all amounts then outstanding becoming due. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished or accomplished on acceptable terms.

    The mandatory repayment schedule of the Senior Secured Credit Facilities and the Senior Subordinated Notes over the next five years and thereafter is as follows: $8.0 million in fiscal 2001, $11.5 million in fiscal 2002, $14.5 million in fiscal 2003, $82.7 million in fiscal 2004, $64.7 million in fiscal 2005, and $398.5 million in fiscal years subsequent to fiscal 2005.

    The Company is also required, under the terms of the Senior Secured Credit Facility, to pay a commitment fee based on the unused amount of the revolving credit facility. The rate is an annual rate,

                             DYNATECH CORPORATION
  paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter. The Company paid $0.3 million and $0.4 million in fiscal 2000 and 1999, respectively, in commitment fees.

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

    On May 23, 2000 the Company entered into a new credit facility in connection with the acquisition of Wavetek Wandel Goltermann. See Note R. Subsequent Events.

   Senior Subordinated Notes

    The Senior Subordinated Notes due 2008 will not be redeemable at the option of the Company prior to May 15, 2003 unless a change of control occurs. Should that happen, the Company may redeem the Notes in whole, but not in part, at a price equal to 100% of the principal amount plus the greater of (1) 1.0% of the principal amount of such Note and (2) the excess of (a) the present value of (i) redemption price of such Note plus (ii) all required remaining scheduled interest payments due on such Note through May 15, 2003, over (b) principal amount of such Note on the redemption date.

    Except as noted above, the Notes are redeemable at the Company's option, in whole or in part, anytime on and after May 15, 2003, and prior to maturity at the following redemption prices:

                                                                      Redemption
   Period                                                               Price
   ------                                                             ----------
   2003..............................................................  104.875%
   2004..............................................................  103.250%
   2005..............................................................  101.625%
   2006 and thereafter...............................................  100.000%

L. INTEREST RATE SWAP CONTRACTS

    The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense

                             DYNATECH CORPORATION
  related to the debt. At March 31, 2000 the Company had three interest rate swap contracts in which the Company pays a fixed interest rate and the Company receives a three-month LIBOR interest rate.

                                                           Fixed
   Swap   Notional                                        Interest  Market
   No.     Amount                   Term                    Rate   Valuation
   ----   --------                  ----                  -------- ---------
                                (Amounts in thousands)
   1      $ 25,000 October 16, 1998--October 16, 2000      4.715%   $  307
   2      $ 65,000 September 30, 1998--September 30, 2001  5.845%   $1,003
   3*     $130,000 September 30, 1998--September 30, 2001  5.755%   $1,980

  --------
  * This interest rate swap agreement has a one-year option to renew for 50% of the notional amount ($65 million) at the discretion of the lender.

    During fiscal 2000 and 1999, the Company recognized interest expense from the swap contracts of $0.4 million and $0.5 million, respectively.

    The valuations of derivatives transactions are indicative values based on mid-market levels as of the close of business of the date they are provided. These valuations are provided for information purposes only and do not represent (1) the actual terms at which new transactions could be entered into, (2) the actual terms at which existing transactions could be liquidated or unwound, or (3) the calculation or estimate of an amount that would be payable following the early termination of any master trading agreement to which the Company is a party to.

    The provided valuations of derivatives transactions are derived from proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. The valuations set forth above indicate a net payment from the financial institution to the Company. This valuation reflects a payment to the Company since the fixed interest rates in the contracts is less than the three-month LIBOR interest rate at March 31, 2000.

M. INCOME TAXES

    The components of income (loss) from continuing operations before taxes are as follows:

                                                        2000     1999     1998
                                                       -------  -------  -------
                                                       (Amounts in thousands)
   Domestic........................................... $(8,645) $(5,398) $63,376
   Foreign............................................     762     (205)   1,432
                                                       -------  -------  -------
     Total............................................ $(7,883) $(5,603) $64,808
                                                       =======  =======  =======

    The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                         2000    1999    1998
                                                        -------  -----  -------
                                                             (Amounts in
                                                             thousands)
   Provision for income taxes:
     United States..................................... $(1,334) $(469) $20,824
     Foreign...........................................     213   (125)     327
     State.............................................     (48)   525    5,370
                                                        -------  -----  -------
       Total........................................... $(1,169) $ (69) $26,521
                                                        =======  =====  =======

                             DYNATECH CORPORATION

    The components of the income tax provision are as follows:

                                                        2000     1999    1998
                                                       -------  ------  -------
   Current:
     Federal.......................................... $   346  $5,435  $18,847
     Foreign..........................................     213    (125)    (978)
     State............................................      84     142    5,567
                                                       -------  ------  -------
       Total Current..................................     643   5,452   23,436
                                                       -------  ------  -------
   Deferred:
     Federal..........................................  (1,680) (5,904)   1,976
     Foreign..........................................     --      --     1,305
     State............................................    (132)    383     (196)
                                                       -------  ------  -------
       Total deferred.................................  (1,812) (5,521)   3,085
                                                       -------  ------  -------
       Total.......................................... $(1,169) $  (69) $26,521
                                                       =======  ======  =======

    Reconciliations between U.S. federal statutory rate and the effective tax rate of continuing operations follow:

                                                            2000    1999   1998
                                                           ------  ------  ----
   Tax at U.S. federal statutory rate....................  (35.0)% (35.0)% 35.0%
   Increases (reductions) to statutory tax rate resulting
    from:
     Foreign income subject to tax at a rate different
      than U.S. rate.....................................    (2.9)    8.3   0.6
     State income taxes, net of federal income tax
      benefit............................................    (0.4)    6.1   5.4
     Research and development tax credit.................     --      --   (1.4)
     Nondeductible amortization..........................    31.7     7.6   0.5
     Nondeductible compensation..........................     1.4    13.9   --
     Foreign sales corporation tax benefit...............   (12.1)  (14.2)  (.7)
     Non-deductible meals and entertainment expenses.....     4.0     4.1   0.5
     Other...............................................    (1.6)    8.0   1.0
                                                           ------  ------  ----
       Effective tax rate before certain charges.........  (14.9)%  (1.2)% 40.9%
                                                           ======  ======  ====

                             DYNATECH CORPORATION

    The principal components of the deferred tax assets and liabilities follow:

                                                                2000     1999
                                                               -------  -------
                                                                 (Amounts in
                                                                 thousands)
   Deferred tax assets:
     Corporate severance...................................... $ 2,567  $   571
     Net operating loss and credit carryforwards..............  15,931    4,758
     Vacation benefits........................................   1,264    1,109
     Depreciation and amortization............................  23,979   16,349
     Other accruals...........................................   4,328    8,174
     Deferred revenue.........................................   9,797    6,705
     Compensation related to stock options....................   9,708    5,126
     Other deferred assets....................................   3,616    2,755
                                                               -------  -------
                                                                71,190   45,547
   Valuation allowance........................................  (5,681)  (4,758)
                                                               -------  -------
                                                                65,509   40,789
   Deferred tax liabilities:
     Depreciation and amortization............................     256      --
     Other deferred liabilities...............................   1,016    1,016
                                                               -------  -------
                                                                 1,272    1,016
                                                               -------  -------
   Net deferred tax assets.................................... $64,237  $39,773
                                                               =======  =======

    The valuation allowance applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation reserve relates to the net increase in these loss carryforwards.

    On March 31, 2000, the Company had foreign and state net operating loss carryforwards of $8.5 million and $43.8 million, respectively. The foreign loss carryforwards begin to expire in the year ending March 31, 2003, and the state net operating losses begin to expire in the year ending March 31, 2004. In addition, as a result of certain acquisitions, the Company had at March 31, 2000, U.S. federal net operating loss carryforwards of approximately $19.8 million and $2.8 million of research credits, which begin to expire in the years ending March 31, 2006 and March 31, 2003, respectively. The utilization of these carryforwards is subject to a yearly limitation of approximately $4 million under Internal Revenue Code Section
  382. The realization of the remaining net deferred tax assets is considered more likely than not.

    U.S. income taxes have not been provided for unremitted foreign earnings of approximately $13.8 million. These earnings are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $2.4 million.

N. EMPLOYEE RETIREMENT PLANS

    The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. The Plan does not provide for stated benefits upon retirement. Employees outside the U.S. are covered principally by government-sponsored plans that are deferred contribution plans. The cost of Company-provided plans is not material.

    The Company has a nonqualified deferred compensation plan that permits certain key employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation

                             DYNATECH CORPORATION
  deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's balance sheet, as this trust will be available to the general creditors of the Company in the event of the Company's insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at March 31, 2000 and 1999 of $11.3 million and $5.1 million, respectively, reflect amounts due the key employees who contribute to the plan. The change in the valuation is due to employee contributions, the Company match on the contributions, and the change in the market valuation of the fund.

    Corporate contributions to employee retirement plans were $6.2 million in fiscal 2000, $4.9 million in fiscal 1999 and $4.5 million in fiscal 1998.

O. STOCK-BASED COMPENSATION

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

    Stock options for all three plans vest primarily between three and five years.

    At the time of the Recapitalization, primarily all Company stock options became fully vested and exercisable. Any Company stock option that was outstanding immediately prior to the effective time of the Recapitalization was cancelled and each holder received an option cancellation payment. Stock options held by certain key executives were converted into equivalent options to purchase shares of Common Stock and were not cancelled.

    A summary of activity in the Company's option plans is as follows:

                                           2000                 1999                1998
                                         Weighted             Weighted            Weighted
                                         Average              Average             Average
                                2000     Exercise    1999     Exercise   1998     Exercise
                               Shares     Price     Shares     Price    Shares     Price
                             ----------  -------- ----------  -------- ---------  --------
   Shares under option,
    beginning of year......  33,903,244   $1.85    2,135,719   $26.33  1,770,560   $21.87
   Impact of converting
    shares on date of
    Recapitalization.......         --            18,479,093
   Options granted (at an
    exercise price of $3.25
    to $4.00 in 2000, $2.50
    to $3.187 in 1999 and
    $35 to $44 in 1998)....   9,537,781    3.29   16,439,511     2.54    634,800    36.25
   Options exercised.......  (1,194,318)   1.24     (860,120)   15.15   (148,941)   17.20
   Options canceled........  (8,862,596)   1.36   (2,290,959)    9.68   (120,700)   24.26
                             ----------           ----------           ---------
   Shares under option, end
    of year................  33,384,111   $2.40   33,903,244   $ 1.85  2,135,719   $26.33
                             ==========           ==========           =========
   Shares exercisable......  13,178,441   $1.66   18,420,794   $ 1.30    512,999   $18.79

    As of March 31, 2000 and 1999, the Company issued approximately 4.3 million and 14.3 million stock options, respectively, at a weighted-average exercise price of $3.33 and $2.50, respectively, which was

                             DYNATECH CORPORATION
  below the quoted market price on the day of grant. Options available for future grants under the plans were 3.9 million, 4.2 million and 497 thousand at March 31, 2000, 1999, and 1998, respectively.

    The following table summarizes information about currently outstanding and exercisable stock options at March 31, 2000:

                                                             Weighted
                                                 Number of    Average   Weighted
                                                  Options    Remaining  Average
                                                Outstanding Contractual Exercise
   Range of Exercise Price                      At 3/31/00     Life      Price
   -----------------------                      ----------- ----------- --------
   $0.00 - $1.00...............................  2,563,680     4.800      .775
   $1.00 - $2.00...............................  7,753,303     6.558     1.634
   $2.00 - $3.00............................... 12,892,247     8.159     2.497
   $3.00 - $4.00............................... 10,174,881     9.448     3.284
                                                ----------
     Total..................................... 33,384,111     7.922     2.404
                                                ==========

    The fair market value of each option granted during 2000, 1999, and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2000    1999    1998
                                                         ------  ------  ------
   Expected volatility..................................  70.00%  45.00%  40.00%
   Risk-free rate of return.............................   6.13%   5.38%   6.00%
   Expected life (in years).............................  5 yrs   5 yrs   5 yrs
   Weighted average fair value.......................... $3.274  $1.673  $19.20
   Dividend yield.......................................   0.00%   0.00%   0.00%

    Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would approximate the pro forma amounts indicated below:

                                       2000            1999              1998
                                As     Pro      As      Pro       As      Pro
                             Reported Forma  Reported  Forma   Reported  Forma
                             -------- ------ -------- -------  -------- -------
                                  (Amounts in thousands except per share)
   Net income...............  $6,012  $2,579  $6,445  $(7,510) $41,776  $38,441
   Net income per share:
     Basic..................  $ 0.04  $ 0.02  $ 0.05  $ (0.06) $  2.04  $  1.88
     Diluted................  $ 0.04  $ 0.02  $ 0.05  $ (0.06) $  1.96  $  1.81

    The effect of applying FAS123 in this pro forma disclosure is not indicative of future amounts. FAS123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

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

                             DYNATECH CORPORATION

    All outstanding Rights issued and outstanding under the Rights Agreement and the Rights Agreement terminated immediately prior to the effective time of the Recapitalization and no shares of Common Stock issued on or after the effective time of the Recapitalization have or will have any Rights associated with them under the Rights Agreement.

Q. COMMITMENTS AND CONTINGENCIES

    The Company has operating leases from continuing operations covering plant, office facilities, and equipment that expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 2001 through 2005 under noncancelable operating leases having an original term of more than one year are $12.1 million, $10.7 million, $8.0 million, $6.6 million, and $3.5 million, respectively. The aggregate obligation subsequent to fiscal 2005 is $2.9 million. Rent expense was approximately $7.3 million, $7.1 million and $6.6 million in fiscal 2000, 1999 and 1998, respectively.

    The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

    In 1994, the Company sold its radar detector business to Whistler Corporation of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action against the Company and Whistler in the United States District Court for the Southern District of Ohio alleging infringement of CMI's patent for a mute function in radar detectors. The Company responded that it did not infringe CMI's patent and that, in any event, the patent was invalid and unenforceable.

    The Company obtained an opinion from outside counsel that CMI's patent is invalid. The Company intends to offer that opinion (and other evidence) to demonstrate that any alleged infringement of CMI's patent due to the Company's prior manufacture and sale of the Whistler series radar detectors was not valid.

    On February 14, 1997, CMI filed for bankruptcy in the United States Bankruptcy Court for the Southern District of Ohio. Pursuant to that filing, CMI sold its mute feature patent (and other assets) to Escort Acquisition Corp. CMI, however, retained the right to seek past damages from the Company.

    On March 24, 1998, CMI and its co-plaintiff Escort filed a motion for summary judgment. The Company opposed that motion and went on to complete discovery, which closed on June 20, 1998. The Company then filed its own series of summary judgment motions.

    A hearing on the parties' dispositive motions was held in May 1999. On May 27, 1999, Whistler filed a Chapter 11 bankruptcy petition in the United States District Court for the District of Massachusetts. As a result of that filing, CMI's patent infringement litigation is stayed as to Whistler.

    On February 18, 2000, the United States Magistrate issued a Report and Recommendation on some of the pending motions, recommending that judgment be entered in the Company's favor on half of the claims asserted by CMI. Then, on June 9, 2000, the Magistrate issued a second Report and Recommendation, recommending that the plaintiffs be precluded from recovering any damages for any alleged infringement that occurred prior to June 1996. Because the Company could not have infringed on CMI's patent after it sold its radar detector business to Whistler in 1994, if this Recommendation is adopted by the District Court Judge, the Company would have no liability to CMI. The parties have filed (and will file) various objections to the two Report and Recommendations. If necessary, trial in this matter is scheduled for November 2000.

                             DYNATECH CORPORATION

  The Company intends to continue to defend this lawsuit vigorously and does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operation, or liquidity.

R. SUBSEQUENT EVENTS

   Increase in Authorized Shares of Common Stock

    On April 28, 2000 the Company amended its Certificate of Incorporation of the Company to increase the number of shares of authorized common stock to be issued from 200,000,000 to 350,000,000.

   Acquisition of WWG

    On May 23, 2000, the Company and its wholly owned subsidiary DWW Acquisition Corporation, a Delaware corporation ("MergerCo"), completed their merger (the "Merger") with Wavetek Wandel Goltermann, Inc., a Delaware corporation ("WWG"), pursuant to which WWG became an indirect, wholly owned subsidiary of Dynatech.

    The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of February 14, 2000 (the "Merger Agreement"), among Dynatech, MergerCo and WWG. In connection with the Merger, Dynatech paid the former WWG stockholders approximately $250 million in cash and issued approximately 15 million newly-issued shares of Dynatech common stock, valued at approximately $130 million. In addition, Dynatech paid approximately $8 million in cash in exchange for all outstanding WWG options and paid approximately $200 million of WWG outstanding debt.

    Dynatech financed the Merger with the proceeds from the issuance of debt and common stock. The Company issued 43.125 million newly-issued, but unregistered shares of the Company's common stock to funds managed by CDR for $4.00 per share. The Company also intends to sell 4.983 million newly-issued shares of common stock at $4.00 per share to its shareholders of record of April 20, 2000 under a rights offering. See Note J. Earning Per Share.

    In addition to the issuance of common stock, the Company entered into a new credit facility with a syndicate of lenders (the "New Credit Facility"). The Company's new senior credit agreement (the "New Senior Credit Agreement"), which established the New Credit Facility, provided for senior secured credit facilities in an aggregate principal amount of up to approximately $860 million, consisting of (1) a revolving credit facility available to Dynatech LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "New Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Dynatech LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Dynatech LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to (Euro)108.375 million to the Company's German subsidiaries with six-year amortization periods (the "German Term Loans") (all term loans collectively, the "New Term Loans"). The New Credit Facility also provides for the issuance of a letter of credit that the German banks may draw upon in the event of the failure of the Company's German subsidiaries to make payments on the (Euro)108.375 million loans, and the Company's German subsidiaries are required to reimburse the letter of credit issuer for any such issuances. The amount of the letter of credit also may be fully drawn under certain circumstances, and in such event the amount of the draw shall convert into term loans to the Company's German subsidiaries with similar amortization to the German term loans.

  The loans under the New Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company.

                             DYNATECH CORPORATION

  The Company collectively used the New Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG merger. The New Revolving Credit Facility is available to the Company from time to time for potential acquisitions and other general corporate purposes. Principal and interest payments under the New Credit Facility and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. The Tranche A Term Loan will be amortized in four quarterly installments of $750 thousand commencing on June 30, 2000; four quarterly installments of $2.0 million commencing on June 30, 2001; four quarterly installments of $3.75 million commencing on June 30, 2002; four quarterly installments of $7.5 million commencing on June 30, 2003; four quarterly installments of $2.5 million commencing on June 30, 2004 and four quarterly installments of $2.25 million commencing on June 30, 2005. The Tranche B Term Loan will be amortized in 24 quarterly installments of $2.0 million, commencing on June 30, 2000; four quarterly installments of $77.5 million commencing on June 30, 2006, and two quarterly installments of $76.0 million commencing on June 30, 2007. The German Term Loans will be amortized in four quarterly installments of (Euro)530 thousand commencing on June 30, 2000; twelve quarterly installments of (Euro)790 thousand commencing on June 30, 2001; four quarterly installments of (Euro)7.625 million commencing on June 30, 2004; three quarterly installments of (Euro)15.780 million commencing on June 30, 2005 and one quarterly installment of (Euro)18.935 million on March 31, 2006.

  Covenant Restrictions. The Company's New Credit Facility contains covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional debt, guarantee obligations or contingent liabilities, repay its 9 3/4% Senior Subordinated Notes due 2008, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates. The Company's New Credit Facility contains customary events of default. In addition, under the New Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The Term Loans under the New Credit Facility are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

    The following unaudited pro forma condensed consolidated financial statements give effect to the following assuming that these transactions occurred on the first day in the fiscal year presented:

    . The merger with WWG (after giving effect to the divestitures of the Precision Measurement and Test Tools divisions, which occurred in January 2000)

    .  The acquisition of Pacific Systems Corporation

    .  The acquisition of Flight TECH

    .  The acquisition of Sierra Design Labs

    .  The acquisition of Applied Digital Access, Inc.

    .  The acquisition of ICS Advent (Europe) Ltd.

    . The acquisition of WPI Husky Technology, Inc., WPI Oyster Termiflex Limited, WPI Husky Technology Limited and WPI Husky Technology GmbH

    The condensed, unaudited pro forma statement of operations data listed below is for informational purposes only and does not necessarily represent what the Company's results of operations would have been if the above listed transactions had in fact occurred at the beginning of the fiscal periods presented and are not necessarily indicative of the results of operations for any future period.

                             DYNATECH CORPORATION

                                                             2000      1999
                                                           --------  --------
   Net sales.............................................. $972,381  $803,816
   Loss from operations before income taxes from
    continuing operations.................................  (79,991) (147,670)
   Loss per common share from continuing operations:
     Basic................................................    (0.43)    (0.87)
     Diluted..............................................    (0.43)    (0.87)

   Extraordinary Charge

    In connection with the merger and related financing of debt, the Company will incur a pretax extraordinary charge of approximately $10.3 million during the first quarter of fiscal 2001 for the writeoff of unamortized debt discount fees relating to the early extinguishment of debt that originated from the Recapitalization.

S. SEGMENT INFORMATION AND GEOGRAPHIC AREAS

   Segment Information.

    The Company is currently managed in two business segments: communications test and inflight information systems. The largest segment, communication test, develops, manufactures and markets instruments, systems, software and services which test, deploy, manage and optimize communications networks and equipment. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services, and video delivery. The inflight information systems segment, which is operated by the Company's AIRSHOW, Inc. subsidiary, is a provider of systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW's systems are marketed to commercial airlines and private aircraft owners. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc. ("da Vinci") and Dataviews, Inc. ("Dataviews"). da Vinci provides digital color enhancement systems used in the production of television commercials and programming. da Vinci's products are sold to post-production and video production professionals and producers of content for standard- and high-definition television market. Dataviews, Inc., was sold in June 2000. In years prior to fiscal 2000, the Company's consolidated statements of income and the Other Subsidiaries section of this Note included the results of operations of two subsidiaries which have since been divested: ComCoTec, Inc. was sold in June 1998, and Parallax Graphics, which was liquidated during fiscal 1999.

    The Company measures the performance of its subsidiaries by the their respective earnings before interest, taxes and amortization ("EBITA"), which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes sales and EBITA for the two segments the Company operates in.

    Corporate EBITA is comprised of corporate general and administrative expense that has not been allocated to each segment. Corporate assets are comprised primarily of cash, deferred financing fees, and deferred taxes.

    The Company is a multi-national corporation with continuing operations outside the United States consisting of distribution and sales offices in Germany, England, France and the Pacific Rim.

    The accounting policies for the segments are the same as those described in the summary of significant accounting policies. See Note G. Summary of Significant Accounting Policies. In order to conform to the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the operating segment information for the fiscal years 1999 and 1998 has been restated.

                             DYNATECH CORPORATION

    No single customer accounted for more than 10% of sales from continuing operations during fiscal 2000, 1999, and 1998.

                        Segment                       2000     1999     1998
                        -------                      -------  -------  -------
   Communications test segment:
     Sales.......................................... 349,886  238,942  240,432
     Depreciation and amortization..................  15,441    8,845    9,345
     EBITA..........................................  62,447   42,800   50,614
     Total assets................................... 179,338   71,453   78,586
     Capital expenditures...........................  13,629    5,147    8,898
   Inflight information systems segment:
     Sales..........................................  70,960   58,794   34,797
     Depreciation and amortization..................   2,102    1,477      399
     EBITA..........................................  19,314   22,373   15,519
     Total assets...................................  39,728   36,583    8,012
     Capital expenditures...........................   1,743    2,230      740
   Other subsidiaries:
     Sales..........................................  32,394   31,796   42,726
     Depreciation and amortization..................   1,218    1,114    1,731
     EBITA..........................................   8,404    7,468    4,790
     Total assets...................................  13,061    5,165    8,857
     Capital expenditures...........................     761      799    1,609
   Discontinued operations:
     Net assets held for sale.......................  72,601      N/A      N/A
     Total assets...................................     N/A  $93,753  $94,724
     Capital expenditures...........................     N/A    2,967    4,586
   Corporate:
     Depreciation and amortization..................      95       93      125
     Loss before interest, taxes and amortization...  (4,941)  (6,638)  (5,586)
     Total assets................................... 110,110  141,150   97,951
     Capital expenditures...........................      31      180       46
   Total Company:
     Sales.......................................... 453,239  329,532  317,955
     Depreciation and amortization..................  18,856   11,529   11,610
     EBITA(a).......................................  85,224   66,003   65,337
     Total assets................................... 414,838  348,104  288,130
     Capital expenditures...........................  16,164   11,323   15,879

  --------
  (a) Non-recurring charges of $33,241, $24,867, and $0 and amortization of unearned compensation of $1,515, $1,228 and $0, in fiscal 2000, 1999, and 1998 have been excluded from EBITA.

                             DYNATECH CORPORATION

    Geographic Information. Information by geographic areas for the years ended March 31, 2000, 1999, and 1998 is summarized below:

                                                         Outside U.S.
                                                United   (principally
                                                States     Europe)    Combined
                                               --------  ------------ --------
                                                   (Amounts in thousands)
   Sales to unaffiliated customers
     2000....................................  $432,216*   $21,023    $453,239
     1999....................................  $310,724*   $18,808     329,532
     1998....................................  $298,907*    19,048     317,955
   Income (loss) before taxes from continuing
    operations
     2000....................................  $ (7,957)   $    74    $ (7,883)
     1999....................................  $ (5,398)   $  (205)   $ (5,603)
     1998....................................  $ 63,773    $ 1,035    $ 64,808
   Long-lived assets at
     March 31, 2000..........................  $ 85,122    $   702    $ 85,824
     March 31, 1999..........................  $ 81,662    $   725    $ 82,387
     March 31, 1998..........................  $ 65,134    $   826    $ 65,960

  --------
  *  Includes export sales of $44,798, $44,567, and $43,865 in 2000, 1999, and 1998, respectively.

    Currency Income. Net income in fiscal 2000, 1999, and 1998 included currency gains (losses) of approximately $54,500, $9,800, and $12,600, respectively.

T.SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                                  FY 2000
                                ---------------------------------------------
                                 First    Second   Third    Fourth     Year
                                -------  -------- -------- --------  --------
                                  (Amounts in thousands except per share
                                                   data)
   Sales....................... $90,794  $103,789 $122,225 $136,431  $453,239
   Gross profit................  60,080    69,730   81,409   84,930   296,149
   Net income (loss) from
    continuing operations......  (6,066)    5,642    3,934  (10,224)   (6,714)
   Net income (loss)...........   2,551     9,566    4,754  (10,859)    6,012
   Income (loss) per common
    share--basic:
     Continuing operations..... $ (0.04) $   0.04 $   0.02 $  (0.07) $  (0.05)
     Net income (loss).........    0.02      0.06     0.03    (0.07)     0.04
   Income (loss) per common
    share--diluted:
     Continuing operations..... $ (0.04) $   0.04 $   0.02 $  (0.07) $  (0.05)
     Net income (loss).........    0.02      0.06     0.03    (0.07)     0.04
   Market Share Price(b)--
    High....................... $ 4.062  $  5.031 $  8.000 $ 15.937
            --Low..............   3.125     3.437    4.875    6.875

                             DYNATECH CORPORATION

                                                   FY 1999
                                   ------------------------------------------
                                    First   Second   Third  Fourth     Year
                                   -------  ------- ------- -------  --------
   Sales.......................... $75,192  $84,429 $90,219 $79,692  $329,532
   Gross profit...................  50,214   57,050  60,744  52,906   220,914
   Net income (loss) from
    continuing operations......... (11,983)   2,463   4,564    (578)   (5,534)
   Net income (loss).............. (11,933)   3,662   6,949   7,767     6,445
   Income (loss) per common
    share--basic:
     Continuing operations........ $ (0.15) $  0.02 $  0.03 $  0.00  $  (0.04)
     Net income (loss)............   (0.15)    0.02    0.05    0.05      0.05
   Income (loss) per common
    share--diluted:
     Continuing operations........ $ (0.15) $  0.02 $  0.03 $  0.00  $  (0.04)
   Net income (loss)..............   (0.15)    0.02    0.04    0.05      0.05
   Market Share Price(a)--High.... $ 4.312  $ 3.438 $ 3.000 $ 3.500
            --Low.................   3.125    2.687   2.375   2.718

  --------
  (a) From January 28, 1997 to May 21, 1998, shares of Common Stock of the Company were traded on the New York Stock Exchange. No cash dividends were paid on shares of Common Stock of the Company. As a result of the Recapitalization on May 21, 1998, trading in the Old Common Stock was halted and the Common Stock is traded only in the over-the-counter market. The market share prices reflect the high and low close prices after May 21, 1998.

                                                                      APPENDIX D

                                 EXHIBIT INDEX

 Exhibit
   No.
 -------
   2.1   Agreement and Plan of Merger, dated as of December 20, 1997, by and between Dynatech Corporation and CDRD Merger Corporation.(1)

   2.2 Agreement and Plan of Merger, dated as of September 7, 1999, by and among Dynatech Corporation, Dynatech Acquisition Corporation and
         Applied Digital Access, Inc.(2)

   2.3 Agreement and Plan of Merger, dated as of February 14, 2000, by and among Dynatech Corporation, DWW Acquisition Corporation and Wavetek
         Wandel Goltermann, Inc.(3)

   2.4   Agreement for the Sale and Purchase of Shares in WPI Husky Technology
         Ltd., dated February 23, 2000, by and among Dynatech Nominees Limited,
         WPI Group (UK), and WPI Group, Inc.

   3.1   Amended and Restated Certificate of Incorporation of Dynatech
         Corporation.

   3.2   Amended and Restated By-Laws of Dynatech Corporation.(4)

   4.1   Indenture, dated as of May 21, 1998, among Dynatech Corporation, TTC
         Merger Co. LLC (now known as Dynatech LLC) and State Street Bank and
         Trust Company, as trustee.(5)

   4.2   Form of 9 3/4% Senior Subordinated Note due 2008(5).

   4.3   First Supplemental Indenture, dated as of May 21, 1998, among Dynatech
         Corporation, Telecommunications Techniques Co., LLC (now known as
         Dynatech LLC) and State Street Bank and Trust Company, as trustee.(5)

   4.4   Registration Rights Agreement, dated May 21, 1998, by and among
         Dynatech Corporation, Telecommunications Techniques Co., LLC (now known as Dynatech LLC), Credit Suisse First Boston Corporation and
         J.P. Morgan Securities Inc.(5)

   4.5   Registration Rights Agreement, dated as of May 21, 1998, among
         Dynatech Corporation, Clayton, Dubilier & Rice Fund V Limited
         Partnership, Mr. John F. Reno, The John F. Reno 1997 Qualified Annuity
         Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between John F. Reno as Grantor and John F. Reno and John D.
         Hamilton, Jr. as Trustees, and The Suzanne D. Reno 1997 Qualified
         Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between Suzanne D. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees.(5)

   4.6   Amendment No. 1, dated as of May 23, 2000, among Dynatech Corporation
         ("Dynatech"), Clayton, Dubilier & Rice Fund V Limited Partnership
         ("Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership, to the Registration Rights Agreement, dated as of May 21, 1998, among Dynatech, Fund V and the other parties thereto.

   4.7   Form of Piggyback Registration Rights Agreement, dated as of February
         29, 2000, by and among Wavetek Wandel Goltermann, Inc. ("WWG"),
         Dynatech Corporation and each stockholder of WWG party thereto.

   4.8   Form of Subscription Warrant to Subscribe for Shares of Dynatech
         Corporation Common Stock.(6)

  10.1   Credit Agreement, dated May 23, 2000, among Dynatech LLC, Wavetek
         Wandel Goltermann GmbH and Dynatech Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York
         ("Morgan Guaranty") as administrative agent, Morgan Guaranty as German
         Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents.

  10.2   Guarantee and Collateral Agreement, dated as of May 23, 2000, among
         Dynatech LLC, certain of its subsidiaries and Morgan Guaranty and Trust Company of New York as administrative agent.


 Exhibit
   No.
 -------
  10.3   Indemnification Agreement, dated as of May 21, 1998, by and among
         Dynatech Corporation, Telecommunications Techniques Co., LLC (now
         known as Dynatech LLC), Clayton, Dubilier & Rice, Inc. and Clayton,
         Dubilier & Rice Fund V Limited Partnership.(5)

  10.4 Indemnification Agreement, dated as of May 23, 2000, by and among Dynatech Corporation, Clayton, Dubilier & Rice Fund VI Limited
         Partnership and Clayton, Dubilier & Rice, Inc.

  10.5   Consulting Agreement, dated May 21, 1998, by and among Dynatech
         Corporation, Telecommunications Techniques Co., LLC (now known as
         Dynatech LLC) and Clayton, Dubilier & Rice, Inc.(5)

  10.6   Agreement, dated as of May 23, 2000, by and between Clayton, Dubilier
         & Rice, Inc. and Dynatech Corporation.

  10.7   Tax Sharing Agreement, dated as of May 21, 1998, by and between
         Dynatech Corporation and Telecommunications Techniques Co., LLC (now known as Dynatech LLC).(5)

  10.8   Form of Letter Agreement by and between Dynatech Corporation
         ("Dynatech") and certain officers of Dynatech.(7)

  10.9   Form of Management Equity Agreement among Dynatech Corporation,
         Clayton, Dubilier & Rice Fund V Limited Partnership and Messrs. Kline and Peeler.(7)

  10.10  Form of Management Equity Agreement among Dynatech Corporation
         ("Dynatech"), Clayton, Dubilier & Rice Fund V Limited Partnership and certain officers of Dynatech.(7)

  10.11  Amended and Restated Employment Agreement, entered into on November 1,
         1998, by and between Dynatech Corporation and Allan M. Kline.(8)

  10.12  Amended and Restated Employment Agreement, entered into on November 1,
         1998, by and between Dynatech Corporation and John R. Peeler.(8)

  10.13 Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement by and between Dynatech Corporation ("Dynatech") and certain executives of Dynatech.(7)

  10.14  Dynatech Corporation 1992 Stock Option Plan.(5)

  10.15  Dynatech Corporation Amended and Restated 1994 Stock Option and
         Incentive Plan.(9)

  10.16  Dynatech Corporation Non-Employee Directors Stock Incentive Plan.(9)

  10.17  Dynatech Corporation Directors Stock Purchase Plan.(4)

  10.18  Form of Non-Employee Director Stock Subscription Agreement between
         Dynatech Corporation ("Dynatech") and non-employee directors of Dynatech.(10)

  10.19  Loanout Agreement, dated as of May 19, 1999, by and among Dynatech
         Corporation, Dynatech LLC and Clayton, Dubilier & Rice, Inc.(11)

  21     Subsidiaries of Dynatech Corporation.

  23     Consent of Independent Accountants.

  27     Financial Data Schedule.

--------
 (1) Incorporated by reference to Dynatech Corporation's Report on Form 8-K (File No. 0-7438).
 (2) Incorporated by reference to Dynatech Corporation's Schedule 14D-1 (File No. 5-44783).
 (3) Incorporated by reference to Dynatech Corporation's Report on Form 8-K (File No. 1-12657), filed May 31, 2000.
 (4) Incorporated by reference to Dynatech Corporation's Form 10-Q for the quarter ended September 30, 1999.

 (5) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
 (6) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-3 (Registration No. 333-35476).
 (7) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-4 (File No. 333-44933).
 (8) Incorporated by reference to Dynatech Corporation's Form 10-Q for the quarter ended December 31, 1998.
 (9) Incorporated by reference to Dynatech Corporation's Registration Statement on Form S-8 (File No. 333-75797).
(10) Incorporated by reference to Dynatech Corporation's Form 10-Q for the quarter ended December 31, 1999.
(11) Incorporated by reference to Dynatech Corporation's Form 10-Q for the quarter ended June 30, 1999.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Dynatech Corporation:

  Our audits of the consolidated financial statements referred to in our report dated June 21, 2000 appearing in this Annual Report on Form 10-K of Dynatech Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 21, 2000

                                                                     SCHEDULE II

                              DYNATECH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

            For the years ended March 31, 2000, 1999, 1998, and 1997

Reserve for Doubtful Accounts (in thousands)
Balance, March 31, 1997................................................. $1,872
  Additions charged to income...........................................    425
  Writeoff of uncollectible accounts, net...............................   (533)
                                                                         ------
Balance, March 31, 1998.................................................  1,764
  Additions charged to income...........................................    483
  Writeoff of uncollectible accounts, net...............................   (613)
                                                                         ------
Balance, March 31, 1999................................................. $1,634
  Additions charged to income...........................................    620
  Writeoff of uncollectible accounts, net...............................    (22)
Balance acquired by acquisition.........................................    247
Adjustment for discontinued operations..................................   (527)
                                                                         ------
Balance, March 31, 2000................................................. $1,952
                                                                         ======