Form 10-Q
period 2000-06-30
DYNATECH CORP
filed 2000-08-14
CIK 30841

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                        Commission file number 1-12657

                             DYNATECH CORPORATION
        (to be renamed Acterna Corporation on or about August 29, 2000)

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

At July 15, 2000, there were 187,975,019 shares of common stock of the registrant outstanding.

                          Part I. Financial Information
                          ------------------------------

Item 1.  Financial Statements

                              DYNATECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               June 30,
                                                                     2000                    1999
                                                                  ------------            ----------
                                                                (In thousands, except per share data)
   Net sales                                                       $208,171                $ 90,794
   Cost of sales                                                     89,608                  30,758
                                                                    -------                --------
   Gross profit                                                     118,563                  60,036
                                                                    -------                --------
   Selling, general & administrative
    expense                                                          74,407                  31,513
   Product development expense                                       26,211                  12,143
   Recapitalization and other related costs                           9,194                  13,259
   Purchased incomplete technology                                   50,000                     ---
   Amortization of intangibles                                       12,879                     717
                                                                   --------                --------
      Total operating expense                                       172,691                  57,632
                                                                   --------                --------
   Operating income (loss)                                          (54,128)                  2,404

   Interest expense                                                 (18,672)                (12,848)
   Interest income                                                      597                     700
   Other income (expense)                                            (1,319)                    (39)
                                                                   --------                --------
   Loss from continuing operations
    before income taxes and extraordinary
    item                                                            (73,522)                 (9,783)

   Benefit for income taxes                                          (1,787)                 (3,492)
                                                                   --------                --------
   Loss from continuing
    operations before extraordinary item                            (71,735)                 (6,291)

   Discontinued operations:
    Operating income, net of income tax
     provision of $5,193 in 1999                                        ---                   8,842
                                                                   --------                --------
   Income (loss) before extraordinary
    item                                                            (71,735)                  2,551

   Extraordinary item, net of income tax
     benefit of $6,524                                              (10,659)                    ---
                                                                   --------                --------
   Net income (loss)                                               $(82,394)               $  2,551
                                                                   ========                ========
   Income (loss) per common share-basic and diluted:
      Continuing operations                                        $ (0.43)                $  (0.04)
      Discontinued operations                                          ---                     0.06



      Extraordinary loss                                             (0.07)                     ---
                                                                  --------                ---------
   Net income (loss) per common share-basic and diluted           $  (0.50)               $    0.02
                                                                  ========                =========
   Weighted average number of common shares:
      Basic and diluted                                            165,427                  147,221
                                                                  ========                =========











---------------------------------
See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,             March 31,
                                                                                  2000                  2000
                                                                               (Unaudited)
                                                                               ------------          -----------
ASSETS                                                                                   (In thousands)
Current assets:
   Cash and cash equivalents                                                   $   69,501            $  33,839
   Accounts receivable, net                                                       176,035               78,236
   Inventories:
      Raw materials                                                                32,151               11,085
      Work in process                                                              46,242               12,859
      Finished goods                                                               67,042                6,308
                                                                               ----------            ---------
         Total inventory                                                          145,435               30,252
   Deferred income taxes                                                           32,448               21,548
   Other current assets                                                            47,922               16,332
                                                                               ----------            ---------
      Total current assets                                                        471,341              180,207
                                                                               ----------            ---------
Property and equipment, net                                                        80,327               27,316

Other assets:
  Net assets held for sale                                                         87,159               72,601
  Intangible assets, net                                                          528,537               58,508
  Deferred income taxes                                                            54,532               42,689
  Deferred debt issuance costs, net                                                29,009               21,382
  Other                                                                            17,395               12,135
                                                                               ----------            ---------
                                                                               $1,268,300            $ 414,838
                                                                               ==========            =========
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable                                                               $    7,063            $     ---
   Current portion of long-term
    debt                                                                           17,367                7,646
   Accounts payable                                                                68,984               38,374
   Accrued expenses:
      Compensation and benefits                                                    49,226               35,036
      Deferred revenue                                                             16,254               13,564
      Warranty                                                                     12,431                8,297
      Interest                                                                      5,382               10,055
      Taxes other than income taxes                                                13,827                1,844
      Other                                                                        34,165                7,426
  Accrued income taxes                                                              6,318                5,703
                                                                               ----------            ---------
         Total current liabilities                                                231,017              127,945

Long-term debt                                                                    968,437              572,288
Deferred compensation                                                              52,948               11,280
Deferred income taxes                                                              58,556                  ---

Shareholders' deficit:
   Common stock                                                                     1,873                1,225
   Additional paid-in capital                                                     732,531              344,873
   Accumulated deficit                                                           (706,323)            (623,929)
   Unearned compensation                                                          (71,335)             (16,965)
   Other comprehensive loss                                                           596               (1,879)
                                                                               ----------            ---------



   Total shareholders' deficit                                                    (42,658)            (296,675)
                                                                               ----------            ---------
                                                                               $1,268,300            $ 414,838
                                                                               ==========            =========










---------------------------------
See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                           2000                    1999
                                                                                         ----------             -----------

                                                                                                   (In thousands)
Operating activities:
   Net income (loss)                                                                     $    (82,394)          $    2,551
   Adjustments for noncash items included in net income:
      Depreciation                                                                              3,508                2,771
      Amortization of intangibles                                                              12,879                2,806
      Amortization of unearned compensation                                                     2,268                  269
      Amortization of deferred debt issuance costs, net of tax                                    873                  808
      Writeoff of deferred debt issuance costs                                                 10,019                  ---
      Purchased incomplete technology                                                          50,000                  ---
      Recapitalization and other related costs                                                  9,194                  ---
   Change in operating assets and liabilities                                                 (94,475)             (17,301)
                                                                                         ------------           ----------
Net cash flows used in operating activities                                                   (88,128)              (8,096)

Investing activities:
   Purchases of property and equipment                                                         (5,496)              (3,678)
   Proceeds from sale of business                                                               3,500                  ---
   Businesses acquired in purchase transaction, net of
    cash acquired and non-cash issuance of common stock                                      (237,426)                 ---
   Other                                                                                         (156)              (1,504)
                                                                                         ------------           ----------
Net cash flows used in investing activities                                                  (239,578)              (5,182)

Financing activities:
   Net borrowings (repayments) of debt                                                        190,834              (10,170)
   Repayment of capital lease obligations                                                          (5)                 (63)
   Capitalized debt issuance costs                                                            (18,519)                 ---
   Proceeds from issuance of common stock, net of
    expenses                                                                                  192,466                   27
                                                                                         ------------           ----------
Net cash flows provided by (used in) financing activities                                     364,776              (10,206)
Effect of exchange rate change on cash                                                         (1,408)                (942)
                                                                                         ------------           ----------
Increase (decrease) in cash and cash equivalents                                               35,662              (24,426)
Cash and cash equivalents at beginning of year                                                 33,839               70,362
                                                                                         --------------         ----------
Cash and cash equivalents at end of period                                               $     69,501           $   45,936
                                                                                         ============           ==========


---------------------------------
See notes to condensed consolidated financial statements.

                              DYNATECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION AND RESULTS OF OPERATIONS

     Dynatech Corporation (the "Company" or "Dynatech") was organized in 1959 and its operations are conducted primarily by wholly-owned subsidiaries located principally in the United States and Europe, with distribution and sales offices in the Middle East, Africa, Latin America and Asia.

     The Company is managed in two business segments: communications test and inflight information systems. The communications test business develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services. The inflight information systems segment, through the Company's AIRSHOW, Inc. subsidiary, provides systems that deliver real-time news, information and flight data to aircraft passengers. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc., which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape, and Dataviews Corporation, which was sold in June 2000.

     The Company operates on a fiscal year ending on March 31 in the calendar year indicated (e.g., references to fiscal 2001 refers to the Company's fiscal year which began April 1, 2000 and will end March 31, 2001).


B.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 2000, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's most recent Form 10-K as of March 31, 2000 and the Company's Current Report on Form 8-K dated May 31, 2000 and its Current Report on Form 8-K/A dated July 18, 2000 disclosing pro forma information relating to the WWG Merger.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include purchase price allocations, allowances for accounts receivable, net realizable value of inventories, purchased incomplete technology, warranty accruals and tax valuation reserves. Actual results could differ from those estimates.

C.   ACQUISITION

     Wavetek Wandel Goltermann, Inc.

     On May 23, 2000, the Company and its wholly-owned subsidiary DWW Acquisition Corporation, a Delaware corporation ("MergerCo"), completed their merger (the "WWG Merger") with Wavetek Wandel Goltermann, Inc., a Delaware corporation ("WWG"), pursuant to which WWG became an indirect, wholly-owned subsidiary of Dynatech.

     The WWG Merger was consummated pursuant to an Agreement and Plan of WWG Merger, dated as of February 14, 2000 (the "Merger Agreement"), among Dynatech, MergerCo and WWG. In the WWG Merger, Dynatech paid to the former WWG stockholders approximately $250 million in cash and issued approximately 15 million newly-issued shares of Dynatech common stock. In addition, Dynatech paid approximately $8 million in cash in exchange for all outstanding WWG options.

     The acquisition was accounted for using the purchase method of accounting. As part of the purchase price allocation, the Company increased the carrying value of the acquired inventory by $35 million in order to record this inventory at its fair value, and also recorded a charge of $50 million for acquired incomplete technology. This purchased incomplete technology had not reached technological feasibility and had no alternative future use. The Company generated approximately $481 million of excess purchase price that has not yet been allocated between specific intangible assets and goodwill. This excess purchase price has been amortized using a six year life. The purchase price allocations are preliminary based on management's best estimates. The final allocation of the purchase price has not yet been completed, and completion of the allocation of the excess purchase price and other purchase accounting adjustments depend upon certain valuations and other studies that are still in progress.

     In connection with the WWG Merger and the concurrent establishment of the Company's New Credit Facility (see Note N. Debt), the Company paid Clayton, Dubilier & Rice, Inc., an investment firm that manages Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, the Company's controlling shareholders, $6.0 million for services provided in connection with the WWG Merger and the related financing.

     The purchase accounting is summarized as follows (in thousands):

           Cash in exchange for WWG stock                                                 $ 249,562
           Cash in exchange for WWG options                                                   8,248
           Dynatech common stock (approximately 14,987 shares)                              130,000
                                                                                          ---------
                                                                                            387,810
           Add: Estimated acquisition costs                                                  10,214
                                                                                          ---------
                Total purchase price                                                        398,024
           Add: WWG net tangible liabilities acquired                                       134,522


            Less: Inventory step-up to fair value                                           (35,000)
            Less: In-process research and development acquired                              (50,000)
            Add: Deferred tax liabilities                                                    33,947
                                                                                          ---------
                 Excess purchase price                                                    $ 481,493
                                                                                          =========

D.    PROBABLE ACQUISITION

      Superior Electronics Group, Inc., dba Cheetah Technologies

      On June 27, 2000, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah"). Cheetah supplies automated test, monitoring and management systems for cable television and telecommunications networks, and will be included in the Company's communications test segment. This probable transaction is expected to close in August 2000.


E.    DISCONTINUED OPERATIONS

      In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. In connection with its decision, the Board authorized management to retain one or more investment banks to assist the Company with respect to the divestiture. The segment's results of operations including net sales, operating costs and expenses and income taxes for the three month period ended June 30, 2000 have been deferred and included in the balance sheet as net assets held for sale within non-current assets (see below). The segment's results of operations including net sales, operating costs and expenses and income taxes for the three month period ended June 30, 1999 have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheets as of June 30, 2000 and March 31, 2000 reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statements of Cash Flows for the three month periods ended June 30, 2000 and 1999 have not been reclassified for the discontinued businesses.

      Management anticipates net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates to have sold these businesses (operating losses for the segment for the three month period ended June 30, 2000 were $3.9 million). Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets and the operating losses through the date of disposition. Accordingly, the anticipated net gain from the disposal of the segment will not be reflected in the statements of operations until they are realized.

F.    EXTRAORDINARY ITEM

      In connection with the WWG Merger, the Company recorded an extraordinary charge of $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders to repurchase WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs which originated at the time of the recapitalization of the Company in May of 1998.

G.    DIVESTITURE

      In June 2000, the Company sold the assets and liabilities of DataViews Corporation ("DataViews"), a subsidiary which manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, for segment reporting purposes the results of DataViews were included in the Company's financial statements within "Other Subsidiaries".

H.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma condensed consolidated financial statements give effect to the following assuming that these transactions occurred on the first day in the periods presented:

      o The merger with WWG (after giving effect to certain divestitures of WWG);

      o The acquisition of Sierra Design Labs which occurred on September 10, 1999;

      o The acquisition of Applied Digital Access, Inc. which occurred on November 1, 1999;

      o The exclusion of the results of operations for the full period presented relating to the divestiture of DataViews Corporation; and

      o The issuance of common stock to the CDR Funds and the Rights Offering (see Note M. Income (Loss) per Share).

     The condensed, unaudited pro forma statement of operations data listed below is for informational purposes only and does not necessarily represent what the Company's results of operations would have been if the above listed transactions had in fact occurred at the beginning of the periods presented and are not necessarily indicative of the results of operations for any future period.

                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                        2000                 1999
                                                                                        ----                 ----
          Revenue                                                                    $ 284,236           $ 201,062
          Loss before extraordinary item                                              (110,181)            (30,261)
          Net loss                                                                    (120,840)            (30,261)

          Loss per share - basic and diluted:
            Loss before extraordinary item                                            $(0.59)               $(0.16)
                                                                                       (0.65)                (0.16)



I.    RECAPITALIZATION

      On May 21, 1998, CDRD Merger Corporation, a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm, was merged with and into the Company (the "Recapitalization") with the Company continuing as the surviving corporation. In the Recapitalization, (1) each then outstanding share of common stock, par value $0.20 per share, of the Company was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company (the "Common Stock") and (2) each then outstanding share of common stock of CDRD Merger Corporation was converted into one share of Common Stock.


J.    RECAPITALIZATION AND OTHER RELATED COSTS

      Recapitalization and other related costs from continuing operations during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. Recapitalization and other related costs during the first three months of fiscal 2000 of $13.3 million related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

K.    NEW PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which defers the effective date for the Company to the fourth quarter of fiscal 2001. The Company is currently in the process of assessing the impact, if any, that the current guidance and interpretations of SAB 101 may have on the financial statements.

      In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations and financial position.

      On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.


L.    LEGAL PROCEEDINGS

      The Company is a party to various legal actions that arose in the ordinary course of its business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

      Whistler Litigation. In 1994, the Company sold its radar detector business to Whistler Corporation of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler alleging willful infringement of CMI's patent for a mute function in radar detectors. The Company, along with Whistler, has asserted in response that it did not infringe CMI's patent and that, in any event, the patent is invalid and unenforceable.

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

M.    INCOME (LOSS) PER SHARE

      Income (loss) per share is calculated as follows:

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                      2000           1999
                                                                                     -------       -------
                                                                      (In thousands, except per share data)

      Net income (loss):
        Continuing operations                                                       $(71,735)     $ (6,291)
        Discontinued operations                                                          ---         8,842
        Extraordinary item                                                           (10,659)          ---
                                                                                    --------      --------
      Net income (loss)                                                             $(82,394)     $  2,551
                                                                                    ========      ========
      BASIC AND DILUTED:

      Common stock outstanding, beginning of period                                   122,527      120,665
      Weighted average common stock issued during the period                           26,186            8
                                                                                    --------      --------
                                                                                      148,713      120,673
      Bonus element adjustment related to rights offering                              16,714       26,548
                                                                                    --------      --------
      Weighted average common stock outstanding, end of period                        165,427      147,221
                                                                                    =========     =========
      Income (loss) per common share:
        Continuing operations                                                       $  (0.43)     $  (0.04)
        Discontinued operations                                                          ---          0.06
        Extraordinary item                                                             (0.07)          ---
                                                                                    --------      --------
      Net income (loss) per common share                                            $  (0.50)     $  0.02
                                                                                    ========      ========

      On May 23, 2000, in order to finance the WWG Merger, the Company sold
      12.5 million and 30.625 million shares of common stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"), respectively, at a price of $4.00 per share. In order to reverse the diminution of percentage ownership of all other shareholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all of its shareholders (including CDR Fund V) of record on April 20, 2000 (the "Rights Offering"). CDR Fund V elected to waive its right to participate in this Rights Offering. As a result, on June 30, 2000, the Company sold 4,983,000 shares of common stock to shareholders of record on April 20, 2000 (other than CDR Fund V) that subscribed for shares in the Rights Offering at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to CDR Fund V and CDR Fund VI (the "CDR Funds"), was $11.25.

      For purposes of calculating weighted average shares and earnings per share, the Company has treated the sale of common stock to the CDR
      Funds and the sale of the 4,983,000 shares of common stock in the Rights Offering as a rights offer. Since the common stock was offered to all shareholders at a price that was less than that of the market trading price (the "bonus element"), a retroactive adjustment of $1.22 per share has been made to weighted average shares to consider this bonus element.

      During the first three months of fiscal 2001 and 2000, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents which totalled
      12.0 million shares and 8.9 million shares, respectively, as the Company incurred a net loss from continuing operations. The inclusion of the common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding as inclusion would result in an antidilutive effect on net loss per common share from continuing operations.


N.    DEBT

      Long-term debt is summarized below (in thousands):

                                                                                     June 30,       March 31,
                                                                                       2000           2000
                                                                                     --------       --------
      Senior secured credit facilities                                               $682,295       $304,861
      Senior subordinated notes                                                       275,000        275,000
      Capitalized leases and other debt obligations                                    28,509             73
                                                                                     --------       --------
         Total debt                                                                   985,804        579,934
               Less current portion                                                    17,367          7,646
                                                                                     --------       --------
      Long-term debt                                                                 $968,437       $572,288
                                                                                     ========       ========


      To finance the WWG Merger, the Company needed to restructure its current debt and equity. As a result, on May 23, 2000, the Company entered into a new credit facility with a syndicate of lenders (the "New Credit Facility"). The Company's new senior credit agreement (the "New Senior Credit Agreement"), which established the New Credit Facility, provided for senior secured credit facilities in an aggregate principal amount of up to $860 million, consisting of (1) a revolving credit facility available to Dynatech LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "New Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Dynatech LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Dynatech LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to (Euro) 108.375 million to the Company's German subsidiaries with six year amortization periods (the "German Term Loans") (all term loans collectively, the "New Term Loans"). The New Credit Facility also provides for the issuance of a letter of credit that the German banks may draw upon in the event of the failure of the Company's German subsidiaries to make payments on the (Euro) 108.375 million loans, and the Company's German subsidiaries are required to reimburse the letter of credit issuer for any such issuances. The amount of the letter of credit also may be fully drawn under certain circumstances, and in such event the amount of the draw shall convert into term loans to the Company's German subsidiaries with similar amortization to the German term loans.

      The Company used the New Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG merger. The New Revolving Credit Facility is available to the Company from time to time for potential acquisitions and other general corporate purposes.

     Principal and interest payments under the New Credit Facility and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. The Tranche A Term Loan will be amortized in four quarterly installments of $750 thousand commencing on June 30, 2000, four quarterly installments of $2.0 million commencing on June 30, 2001, four quarterly installments of $3.75 million commencing on June 30, 2002, four quarterly installments of $7.5 million commencing on June 30, 2003, four quarterly installments of $2.5 million commencing on June 30, 2004 and four quarterly installments of $2.25 million commencing on June 30, 2005. The Tranche B Term Loan will be amortized in 24 quarterly installments of $2.0 million, commencing on June 30, 2000, four quarterly installments of $77.5 million commencing on June 30, 2006, and two quarterly installments of $76.0 million commencing on June 30, 2007. The German Term Loans will be amortized in four quarterly installments of
     (Euro) 530 thousand commencing on June 30, 2000, twelve quarterly installments of (Euro) 790 thousand commencing on June 30, 2001, four quarterly installments of (Euro) 7.625 million commencing on June 30, 2004, three quarterly installments of (Euro) 15.780 million commencing on June 30, 2005 and one quarterly installment of (Euro) 18.935 million on March 31, 2006. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. As a result of the substantial indebtedness incurred in connection with the WWG Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

     The loans under the New Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix the interest charged on a portion of the total debt outstanding under the New Term Loans, the Company entered into interest rate swaps that are effective for periods ranging from two to three years which began in September 30, 1998. After giving effects to these arrangements, $220 million of the debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin). The terms of one interest rate swap contract provide upon termination for a one-year option to renew 50% of the notional amount at the discretion of the lender.

     The obligations of Dynatech LLC under the New Revolving Credit Facility, the Tranche A Term Loan, the Tranche B Term Loan and the reimbursement obligations of the German subsidiaries under the letter of credit relating to the German Term Loan are guaranteed by each active direct or indirect U.S. subsidiary of Dynatech LLC and by Dynatech Corporation. The obligations under the New Credit Facility are secured by a pledge of the Company's equity interest in Dynatech LLC, by substantially all of the assets of Dynatech LLC and each active direct or indirect U.S. subsidiary of Dynatech LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of Dynatech LLC that acts as a holding company of Dynatech LLC's foreign subsidiaries.

     The Company's New Credit Facility generally permits voluntary prepayment of loans thereunder without premium or penalty, subject to certain limitations. Mandatory prepayments are required to be made from (a) 100% of net proceeds from certain asset sales, casualty insurance and condemnation awards or other similar recoveries; (b) 100% of the net proceeds from the issuance of indebtedness by the Company, other than as permitted by the New Credit Facility; and (c) 50% of annual excess cash flow for each fiscal year in which the ratio of the Company's debt on the last day of such fiscal year to the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization) for such fiscal year is greater than or equal to 4.0 to 1.0.

O.   SHAREHOLDERS' DEFICIT

     The following is a summary of the change in shareholders' deficit for the period ended June 30, 2000 (in thousands).


                               Number
                             Of Shares               Additional                                   Other         Total
                               Common      Common      Paid-In    Accumulated     Unearned    Comprehensive  Stockholders'
                               Stock       Stock       Capital      Deficit     Compensation       Loss        Deficit
                             ----------   --------   ---------     ----------    ----------     ----------    ----------
Balance, March 31, 2000         122,527  $  1,225   $ 344,873     $ (623,929)  $  (16,965)    $  (1,879)    $ (296,675)

Net loss current year                                                (82,394)                                  (82,394)
Translation adjustment                                                                            2,475          2,475
                                                                                                            ----------
Total comprehensive
 loss                                                                                                          (79,919)
                                                                                                            ----------
Adjustment to unearned
  compensation                                         (1,315)                      1,322                            7
Issuance of common stock
 to CD&R                        43,125        431     172,069                                                  172,500
Issuance of common stock
 in connection of rights
 offering, net of fees           4,983         50      16,882                                                   16,932
Issuance of common stock
 to WWG shareholders            14,987        150     129,850                                                  130,000
Stock option expense                                    9,194                                                    9,194
Amortization of unearned
 compensation                                                                       2,268                        2,268
Exercise of stock
 options and other
 issuances                       1,682         17       3,018                                                    3,035
Unearned compensation
 from stock option
 grants                                                57,960                     (57,960)                         ---

                            ----------   --------   ---------     ----------   ----------     ----------    ----------
Balance, June 30, 2000         187,304   $  1,873   $ 732,531     $ (706,323)  $  (71,335)    $      596    $  (42,658)
                             ==========  =========  =========     ===========  ============   ==========    ===========



P.    SEGMENT INFORMATION

      Net sales, earnings before interest, taxes and amortization ("EBITA"), and total assets for the three months ended June 30, 2000 and 1999 is shown below (in thousands):


                                                                       Three Months Ended
                                                                            June 30,
                       SEGMENT                                        2000             1999
                                                                      ----             ----
       Communications test segment:
         Net Sales                                                $ 181,069         $  67,281
         EBITA                                                       23,834            10,661
         Total assets                                               977,821            79,023

       Inflight information systems segment:
         Net Sales                                                   18,788            17,292
         EBITA                                                        4,003             5,957
         Total assets                                                39,776            36,326

       Other subsidiaries:
         Net Sales                                                    8,314             6,221
         EBITA                                                        1,526             1,123


         Total assets                                                11,503             4,443

       Discontinued operations:
         Net assets held for sale                                    87,159               N/A
         Total assets                                                   N/A            84,615

       Corporate:
         Loss before interest and taxes                              (1,566)           (1,130)
         Total assets                                               152,041           114,020

       Total company:
         Net Sales                                               $  208,171          $ 90,794
         EBITA                                                       27,797            16,611
         Total assets                                             1,268,300           318,427


         Nonrecurring charges (including recapitalization and other related costs and purchased incomplete technology) of $78.9 million and $13.3 million, and the amortization of unearned compensation of $2.1 million and $0.3 million, for the first three months of fiscal 2001 and fiscal 2000, respectively, have been excluded from EBITA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 2000.

OVERVIEW

The Company has reported its results of operations in two business segments: communications test and inflight information systems. The Company's communications test business, which includes TTC and WWG, develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services. The Company's inflight information systems segment, through its AIRSHOW, Inc. subsidiary, is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc. which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape; and Dataviews Corporation, which was sold in June 2000.

On May 23, 2000, the Company completed the merger of one of its subsidiaries with Wavetek Wandel Goltermann, Inc. ("WWG"), a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe. To finance the WWG merger, the Company sold 12.5 million and 30.625 million newly-issued, but unregistered shares of Common Stock to CDR Fund V and CDR Fund VI, respectively, for an aggregate purchase price of $172.5 million. In addition, on June 30, 2000, the Company sold in the Rights Offering 4.983 million newly-issued registered shares of common stock to shareholders of record on April 20, 2000, (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The Rights Offering provided such shareholders with the opportunity to reverse the diminution of their percentage equity ownership interest in the Company that resulted from the sale of common stock to CDR Fund V and CDR Fund VI. CDR Fund V and CDR Fund VI, our controlling shareholders, hold approximately 66% and 16%, respectively, of the outstanding shares of common stock of the Company.

In connection with the WWG Merger, the Company also entered into a new credit agreement for $860 million with a bank syndicate led by J.P. Morgan ("New Credit Agreement"). The proceeds were used to finance the WWG Merger, refinance WWG and Dynatech debt and provide for additional working capital and borrowing capacity.

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of the Company's ICS Advent and Itronix Corporation subsidiaries. The Company's balance sheet reflects the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. Management anticipates net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates to have sold these businesses. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets and the operating losses through the date of disposition. Accordingly, the anticipated net gains from the disposal of the segment will not be reflected in the statements of operations until they are realized.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 as Compared to Three Months Ended June 30, 1999

Net Sales. For the three months ended June 30, 2000, consolidated sales from continuing operations increased $117.4 million or 129.3% to $208.2 million as compared to $90.8 million for the three months ended June 30, 1999. The increase occurred within all business units, but the biggest increase was in the communications test segment. Of the $117.4 million increase, $113.8 million was attributable to businesses within the communications test segment, of which 31% of the increase was related to core business; 12% was attributable to the additional sales from Applied Digital Access, Inc. ("ADA") which was acquired in November 1999; and 57% was attributable to the acquisition of WWG.

Gross Profit. Gross profit from continuing operations increased $58.5 million to $118.6 million or 57.0% of consolidated sales for the three months ended June 30, 2000 as compared to $60.0 million or 66.1% of consolidated sales for the three months ended June 30, 1999. The decrease in gross margin as a percentage of sales, is, in part, a result of $8.8 million (or 4.2% of consolidated sales) of amortization of the inventory step up from the acquisition of WWG. In addition, WWG sold products that are complementary to the Company's products, but are not manufactured by the Company. These products have a lower gross margin than the Company's primary products. The Company's Airshow subsidiary also experienced increased sales to the general aviation customer group as well as additional service revenue, both of which carry lower gross margins than the consolidated group.

Operating Expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $172.7 million or 83.0% of consolidated sales for the three months ended June 30, 2000, as compared to $57.6 million or 63.5% of consolidated sales for the three months ended June 30, 1999. Excluding the impact of the write-off of in-process research and development as well as recapitalization and other related costs, total operating expenses were $113.5 million or 54.5% of consolidated sales and $44.4 million or 48.9% of consolidated sales for the three months ended June 30, 2000 and 1999, respectively. The increase is primarily a result of the acquisition of WWG, which has a higher cost structure than the Company has had historically, as well as expenses incurred since the acquisition for the re-branding of the products offered by the combined businesses within the communications test segment.

Included in both cost of sales and operating expenses from continuing operations is the amortization of unearned compensation that relates to the issuance of stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The amortization of unearned compensation during the first three months of fiscal 2001 and fiscal 2000 was $2.1 million and $0.3 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense.

Selling, general and administrative expense from continuing operations was $74.4 million or 35.7% of consolidated sales for the three months ended June 30, 2000 as compared to $31.5 million or 34.7% of consolidated sales for the three months ended June 30, 1999. The percentage increase is in part a result of expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

Product development expense was $26.2 million or 12.6% of consolidated sales for the three months ended June 30, 2000 as compared to $12.1 million or 13.4% of consolidated sales for the same period a year ago. The percentage decrease is a result of the WWG Merger as WWG has a lower percentage of product development expense to sales than the Company has had on an historical basis.

Recapitalization and other related costs from continuing operations were $9.2 million and $13.3 million at June 30, 2000 and June 30, 1999, respectively. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. The expense incurred during the first three months of fiscal 2000 related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

In connection with the WWG Merger, the Company wrote off $50 million of purchased incomplete technology during the first three months of fiscal 2001 that had not reached technological feasibility and had no alternative future use.

Amortization of intangibles from continuing operations was $12.9 million for the three months ended June 30, 2000 as compared to $0.7 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions of ADA and WWG.

Operating income (loss). Operating loss from continuing operations was $54.1 million as compared to operating income of $2.4 million for the same period a year ago. The change was a result of the write-off of the purchased incomplete technology, the recapitalization and other related costs, as well as expenses relating to rebranding, severance, and additional consultants for the integration of WWG with the Company's communications test segment.

Interest. Interest expense from continuing operations was $18.7 million for the three months ended June 30, 2000 as compared to $12.8 million for the same period a year ago. The increase in interest expense was attributable to the additional debt incurred in connection with the WWG Merger.

Taxes. The effective tax rate for the three months ended June 30, 2000 was 2.4% as compared to 35.7% for the same period a year ago. The principal reasons for the decrease in the effective tax rate were: (1) the $50 million non-deductible charge for purchased incomplete technology in connection with the WWG Merger;
(2) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (3) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

Extraordinary item. In connection with the WWG Merger, the Company recorded an extraordinary charge of approximately $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders for the repurchase of WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs which originated at the time of the Recapitalization.

Net income (loss). Net loss was $82.4 million or $(0.50) per share on a diluted basis for the three months ended June 30, 2000 as compared to net income of $2.6 million or $0.02 per share on a diluted basis for the same period a year ago. The loss was primarily attributable to the write-off of the purchased incomplete technology and the extraordinary charge in connection with the WWG Merger as well as other expenses described above.

Backlog. Backlog at June 30, 2000 was $308.3 million as compared to $180.4 million at March 31, 2000, primarily a result of the addition of WWG's backlog.


SEGMENT DISCLOSURE

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), sales and earnings before interest, taxes and amortization ("EBITA") which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes sales and EBITA for the two segments the Company operates in (in thousands):

                                                                   Three Months Ended
                                                                        June 30,
                          SEGMENT                                2000               1999
                                                                 ----               ----
Communications test segment:
   Bookings                                                  $  182,978           $ 76,358
   Net Sales                                                    181,069             67,281
   EBITA                                                         23,834             10,661

 Inflight information systems segment:
   Bookings                                                  $   17,860           $ 17,201
   Net Sales                                                     18,788             17,292
   EBITA                                                          4,003              5,957

 Other subsidiaries:
   Bookings                                                  $    7,863           $  7,620
   Net Sales                                                      8,314              6,221
   EBITA                                                          1,526              1,123


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
- Communications Test Products

Bookings for communications test products increased to $183.0 million for the three months ended June 30, 2000 as compared to $76.4 million for the same period a year ago, primarily due to the WWG Merger and the acquisition of ADA

(for which no comparison existed during the first quarter of fiscal 2000) as well as an increase in bookings for the Company's instruments, systems and services at the Company's historical communications test businesses.

Net sales of communications test products increased $113.8 million or 169.1% to $181.1 million for the three months ended June 30, 2000 as compared to $67.3 million for the three months ended June 30, 1999, primarily due to the WWG Merger. In addition, the Company sold more test instruments in the first quarter of fiscal 2001 as compared to the same period last year due primarily to the large backlog of orders at March 31, 2000, as well as additional sales from the acquisition of ADA. The increase is related to the following areas within the communications test segment: 31% of the increase was related to core business; 12% was attributable to the additional sales from ADA; and 57% was attributable to the acquisition of WWG.

EBITA for the communications test products increased $13.2 million or 123.6% to $23.8 million for the three months ended June 30, 20000 as compared to $10.7 million for the same period a year ago. The increase in EBITA is a result of the increases in sales offset by the expenses relating to the rebranding, severance, and additional consultant expenses for the integration of WWG with the Company.


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
- Inflight Information Systems

Bookings for the inflight information systems products increased 3.8% to $17.9 million for the three months ended June 30, 2000 as compared to $17.2 million for the same period a year ago. The Company is currently experiencing a leveling off of demand for these products due to a slow down in orders from the commercial airlines offset slightly by an increase in volume in the general aviation market.

Net sales of inflight information systems products increased 8.7% to $18.8 million for the three months ended June 30, 2000 as compared to $17.3 million for the three months ended June 30, 1999. The slight increase was primarily due to the slight increase in demand for products sold to the general aviation market.

EBITA for the inflight information systems products decreased to $4.0 million for the three months ended June 30, 2000 as compared to $6.0 million for the same period a year ago. The decrease was in part attributable to the increase in products shipped to the general aviation market, which are sold at margins lower than the business as a whole. In addition, the Company incurred increased costs due to the additional field service technicians that were hired to support customers in the general aviation market during the fourth quarter of fiscal 2000.


Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger and from the funding of working capital and capital expenditures. As of June 30, 2000, the Company had $985.8 million of indebtedness, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $682.3 million in borrowings under the Term Loan Facility and $28.5 million under other debt obligations.

Cash Flows. The Company's cash and cash equivalents increased $35.7 million during the three months ended June 30, 2000.

Working Capital. For the three months ended June 30, 2000, the Company's working capital decreased as its operating assets and liabilities used $78.8 million of cash. Accounts receivable increased, creating a use of cash of $12.8 million. Inventory levels also increased, creating a use of cash of $8.7 million. Other current assets increased, creating a use of cash of $20.5 million. Accounts payable decreased, creating a use of cash of $5.5 million. Other current liabilities decreased, creating a use of cash of $31.3 million. The decrease is due in part to management incentive payments made during the first quarter of fiscal year 2001 as well as the mandatory semiannual payment of interest expense on the Senior Subordinated Notes.

Investing activities. The Company's investing activities totaled $239.6 million for the three months ended June 30, 2000 primarily for the acquisition of WWG.

The Company's capital expenditures during the first three months of fiscal 2001 were $5.5 million as compared to $3.7 million for the same period last year. The Company is, in accordance with the terms of the New Credit Agreement, subject to maximum capital expenditure levels. At June 30, 2000, the Company was in compliance with its covenants as indicated in the New Credit Agreement.

Debt and equity. The Company's financing activities provided $364.8 million in cash during the first quarter of fiscal 2001, in part due to the borrowing of cash under the New Credit Agreement as well as proceeds received from the issuance of common stock to the CDR Funds and other shareholders.

Debt

To finance the WWG Merger, the Company needed to restructure its current debt and equity. As a result, on May 23, 2000, the Company entered into a new credit facility with a syndicate of lenders (the "New Credit Facility"). The Company's new senior credit agreement (the "New Senior Credit Agreement"), which established the New Credit Facility, provided for senior secured credit facilities in an aggregate principal amount of up to $860 million, consisting of
(1) a revolving credit facility available to Dynatech LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "New Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Dynatech LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Dynatech LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to (Euro) 108.375 million to the Company's German subsidiaries with six year amortization periods (the "German Term Loans") (all term loans collectively, the "New Term Loans"). The New Credit Facility also provides for the issuance of a letter of credit that the German banks may draw upon in the event of the failure of the Company's German subsidiaries to make payments on the (Euro) 108.375 million loans, and the Company's German subsidiaries are required to reimburse the letter of credit issuer for any such issuances. The amount of the letter of credit also may be fully drawn under certain circumstances, and in such event the amount of the draw shall convert into term loans to the Company's German subsidiaries with similar amortization to the German term loans.

The Company used the New Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG merger.

The New Revolving Credit Facility is available to the Company from time to time for potential acquisitions and other general corporate purposes.

Principal and interest payments under the New Credit Facility and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. The Tranche A Term Loan will be amortized in four quarterly installments of $750 thousand commencing on June 30, 2000, four quarterly installments of $2.0 million commencing on June 30, 2001, four quarterly installments of $3.75 million commencing on June 30, 2002, four quarterly installments of $7.5 million commencing on June 30, 2003, four quarterly installments of $2.5 million commencing on June 30, 2004 and four quarterly installments of $2.25 million commencing on June 30, 2005. The Tranche B Term Loan will be amortized in 24 quarterly installments of $2.0 million, commencing on June 30, 2000, four quarterly installments of $77.5 million commencing on June 30, 2006, and two quarterly installments of $76.0 million commencing on June 30, 2007. The German Term Loans will be amortized in four quarterly installments of (Euro) 530 thousand commencing on June 30, 2000, twelve quarterly installments of (Euro) 790 thousand commencing on June 30, 2001, four quarterly installments of (Euro) 7.625 million commencing on June 30, 2004, three quarterly installments of (Euro) 15.780 million commencing on June 30, 2005 and one quarterly installment of (Euro) 18.935 million on March 31, 2006. The $275 million of Senior Subordinated Notes will mature in 2008, and bear interest at 9 3/4% per annum. As a result of the substantial indebtedness incurred in connection with the WWG Merger, it is expected that the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to preceding periods.

The loans under the New Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix the interest charged on a portion of the total debt outstanding under the New Term Loans, the Company entered into interest rate swaps that are effective for periods ranging from two to three years which began in September 30, 1998. After giving effects to these arrangements, $220 million of the debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin). The terms of one interest rate swap contract provide upon termination for a one-year option to renew 50% of the notional amount at the discretion of the lender.

The obligations of Dynatech LLC under the New Revolving Credit Facility, the Tranche A Term Loan, the Tranche B Term Loan and the reimbursement obligations of the German subsidiaries under the letter of credit relating to the German Term Loan are guaranteed by each active direct or indirect U.S. subsidiary of Dynatech LLC and by Dynatech Corporation. The obligations under the New Credit Facility are secured by a pledge of the Company's equity interest in Dynatech LLC, by substantially all of the assets of Dynatech LLC and each active direct or indirect U.S. subsidiary of Dynatech LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of Dynatech LLC that acts as a holding company of Dynatech LLC's foreign subsidiaries.

The Company's New Credit Facility generally permits voluntary prepayment of loans thereunder without premium or penalty, subject to certain limitations. Mandatory prepayments are required to be made from (a) 100% of net proceeds from certain asset sales, casualty insurance and condemnation awards or other similar recoveries; (b) 100% of the net proceeds from the issuance of indebtedness by the Company, other than as permitted by the New Credit Facility; and (c) 50% of annual excess cash flow for each fiscal year in which the ratio of the Company's debt on the last day of such fiscal year to the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization) for such fiscal year is greater than or equal to
4.0 to 1.0.

Future Financing Sources and Cash Flows. The amount available under the New Revolving Credit Facility that remained unused at June 30, 2000 was $175 million. The unused portion of this facility will be available to meet future working capital and other business needs of the Company. The Company anticipates borrowing approximately $100 million to finance its acquisition of Cheetah, which is expected to be completed during August 2000.

Among other potential sources of liquidity, the Company is currently considering a public offering of its common stock. If the offering occurs, the Company intends to use the net proceeds of the offering to reduce its bank debt and would expect to renegotiate the terms of its New Credit Facility at that time. There can be no assurance that the Company will make a public offering of its common stock.

The Company believes that cash generated from operations, together with amounts available under the New Revolving Credit Facility and any other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the New Credit Facility (including the New Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Covenant Restrictions. The Company's New Credit Facility contains covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional debt, guarantee obligations or contingent liabilities, repay its Senior Subordinated Notes, pay dividends, create liens on assets, make investments, loans or advances, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates. The Company's New Credit Facility contains customary events of default. The indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. These restrictions, among other things, preclude Dynatech LLC from distributing assets to Dynatech Corporation (which has no independent operations and no significant assets other than its membership interest in Dynatech LLC), except in limited circumstances. In addition, under the New Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The Term Loans under the New Credit Facility are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.



New Pronouncements

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which defers the effective date for the Company to the fourth quarter of fiscal 2001. The Company is currently in the process of assessing the impact, if any, that the current guidance and interpretations of SAB 101 may have on the financial statements.

In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations and financial position.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by

Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.


Quantitative and Qualitative Disclosures about Market Risk

The Company operates both manufacturing facilities and sales offices in over 80 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company's principal currency exposures against the U.S. dollar are in the major European currencies and in Canadian currency. The Company does not use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting solely of interest rate swap contracts. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

The Company currently has three interest rate hedge contracts with notional amounts totaling $220 million which fixed its variable rate debt to a fixed interest rate for periods of two to three years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives three-month LIBOR. In addition through the acquisition of WWG, the Company obtained three additional interest rate hedge contracts for a total of DM 20 million (approximately $9.2 million). At June 30, 2000, all of the interest rate swap contracts had an interest rate lower than the three-month LIBOR quoted by its financial institutions, as variable rate three-month LIBOR interest rates declined after the swap contracts became effective. Therefore, the Company recognized a reduction in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) recognized by the Company during the three months of fiscal 2001 was $0.3 million. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of June 30, 2000, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.5 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.5 million on an annual basis.

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

Whistler Litigation. In 1994, the Company sold its radar detector business to Whistler Corporation of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI") filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler alleging willful infringement of CMI's patent for a mute function in radar detectors. The Company, along with Whistler, has asserted in response that it did not infringe CMI's patent and that, in any event, the patent is invalid and unenforceable.

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


Item 2. Changes in Securities and Use of Proceeds

To finance the WWG Merger, on May 23, 2000, the Company sold 12.5 million and
30.625 million shares of common stock in a private placement to CDR Fund V and CDR Fund VI, respectively, for a purchase price of $4.00 per share and an aggregate purchase price of $172.5 million. Such sales were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

In addition, on May 23, 2000, the Company issued approximately 15 million newly-issued, unregistered shares of common stock to specified former WWG stockholders in connection with the WWG Merger in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

On June 5, 2000, pursuant to the Dynatech Corporation Directors Stock Purchase Plan, Peter M. Wagner purchased 62,500 newly-issued, unregistered shares of common stock in a private placement for an aggregate purchase price of $250,000. The sale was made in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.


Item 4. Submission of Matters to a Vote

Pursuant to the written action of a majority of its shareholders, on May 18, 2000, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock to 350 million from 200 million shares.

On August 9, 2000, the Company filed a Definitive Information Statement with the SEC indicating that the Board of Directors has determined that it is advisable and in the best interests of the Company to amend the Company's Certificate of Incorporation in order to change the Company's name from "Dynatech Corporation" to "Acterna Corporation." The amendment will become effective upon the written consent of the holders of not less than a majority of the common stock and the filing of the amendment with the Secretary of State of the State of Delaware. The Company anticipates that CDR Fund V and CDR Fund VI, its controlling shareholders, will give their written consent to the adoption of the amendment and that the filing of the amendment will occur on or about August 29, 2000.


Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits

          The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                        Exhibit Number   Description
                        --------------   -----------

                              3.1        Certificate of Incorporation (as
                                         amended)

                             27          Financial Data Schedule

    (b)    Reports on Form 8-K

           1. The Company filed a Current Report on Form 8-K dated May 31, 2000 relating to the merger by DWW Acquisition Corporation, a subsidiary of Dynatech Corporation, and Wavetek Wandel Goltermann, Inc.
           2. The Company filed a Current Report on Form 8-K/A dated July 18, 2000 which updated the pro forma information required by Item 7 to the initial Form 8-K relating to the merger by DWW Acquisition Corporation, a subsidiary of Dynatech Corporation, and Wavetek Wandel Goltermann, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DYNATECH CORPORATION
                                          -----------------------------------


Date     August 14, 2000                  /s/ ALLAN M. KLINE
---------------------------               -----------------------------------
                                          Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer


Date     August 14, 2000                  /s/ ROBERT W. WOODBURY, JR.
---------------------------               -----------------------------------
                                          Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer