Form 10-Q
period 2000-09-30
ACTERNA CORP
filed 2000-11-14
CIK 30841

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                       Commission file number 000-07438

                              ACTERNA CORPORATION
                   (formerly known as Dynatech Corporation)
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

At October 15, 2000 there were 190,170,300 shares of common stock of the registrant outstanding.

                        PART I.  Financial Information
                        ------------------------------

Item 1.  Financial Statements

                              ACTERNA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                             September 30,                              September 30,
                                                       2000                 1999                 2000                 1999
                                                     --------            ---------             --------           ----------
                                                                    (In thousands except per share data)
Net sales                                            $305,210             $103,789            $ 513,381             $194,583
Cost of sales                                         141,050               34,115              230,658               64,872
                                                    ---------            ---------            ---------            ---------
Gross profit                                          164,160               69,674              282,723              129,711

Selling, general & administrative
 expense                                              115,523               34,123              189,930               65,635
Product development expense                            38,672               13,194               64,883               25,338
Recapitalization and
 other related costs                                      ---                  ---                9,194               13,259
Purchased incomplete technology                         6,000                  ---               56,000                  ---
Amortization of intangibles                            30,763                  763               43,642                1,479
                                                    ---------            ---------            ---------            ---------
Total operating expenses                              190,958               48,080              363,649              105,711
                                                    ---------            ---------            ---------            ---------
Operating income (loss)                               (26,798)              21,594              (80,926)              24,000

Interest expense                                      (27,121)             (12,592)             (45,793)             (25,440)
Interest income                                         1,111                  601                1,708                1,300
Other income (expense)                                 (1,365)                  15               (2,684)                 (24)
                                                    ---------            ---------            ---------            ---------
Income (loss) from continuing
 operations before income taxes and
 extraordinary item                                   (54,173)               9,618             (127,695)                (164)

Provision (benefit) for income
 taxes                                                 (3,784)               3,976               (5,571)                 260
                                                    ---------            ---------            ---------            ---------
Net income (loss) from continuing
 operations before extraordinary
 item                                                 (50,389)               5,642             (122,124)                (424)

Discontinued operations:
 Operating income, net of income
  tax provision of $2,625 and
  $7,818, respectively                                    ---                3,924                  ---               12,541
                                                    ---------            ---------            ---------            ---------
Net income (loss) before
 extraordinary item                                   (50,389)               9,566             (122,124)              12,117

Extraordinary item, net of income
 tax benefit of $6,603                                    ---                  ---              (10,659)                 ---
                                                    ---------            ---------            ---------            ---------
Net income (loss)                                    $(50,389)            $  9,566            $(132,783)            $ 12,117
                                                    =========            =========            =========            =========
Income (loss) per common share-
 basic:
  Continuing operations                              $  (0.27)            $   0.04            $   (0.69)                 ---
  Discontinued operations                                 ---                 0.03                  ---             $   0.09
  Extraordinary loss                                      ---                  ---                (0.06)                 ---
                                                    ---------            ---------            ---------             --------
Net income (loss) per common share-
 basic                                               $  (0.27)            $   0.07            $   (0.75)            $   0.09
                                                    =========            =========            =========             ========
Income (loss) per common share -
 diluted:
  Continuing operations                              $  (0.27)            $   0.04            $   (0.69)                 ---
  Discontinued operations                                 ---                 0.02                  ---                 0.09
  Extraordinary loss                                      ---                  ---                (0.06)                 ---
                                                    ---------             --------            ---------            ---------
Net income (loss) per common share-
 diluted                                             $  (0.27)            $   0.06            $   (0.75)            $   0.09
                                                    =========             ========            ==========            ========
Weighted average number of common
 shares:
  Basic                                               189,003              147,841              177,279              147,532
  Diluted                                             189,003              158,552              177,279              147,532
                                                    =========            =========            =========            =========

_______________________________
See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                                      2000                     March 31,
                                                                   (Unaudited)                   2000
                                                                   -----------                -----------
                                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                       $   48,835               $   33,839
   Accounts receivable, net                                           213,804                   78,236
   Inventories:
      Raw materials                                                    45,416                   11,085
      Work in process                                                  35,555                   12,859
      Finished goods                                                   46,453                    6,308
                                                                   ----------               ----------
         Total inventory                                              127,424                   30,252
   Deferred income taxes                                               40,980                   21,548
   Other current assets                                                30,385                   16,332
                                                                   ----------               ----------
      Total current assets                                            461,428                  180,207

Property and equipment, net                                            80,574                   27,316
Other assets:
  Net assets held for sale                                             89,415                   72,601
  Intangible assets, net                                              678,391                   58,508
  Deferred income taxes                                                   ---                   42,689
  Deferred debt issuance costs, net                                    27,834                   21,382
  Other                                                                18,194                   12,135
                                                                   ----------               ----------
                                                                   $1,355,836               $  414,838
                                                                   ==========               ==========
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                                   $   12,768               $      ---
   Current portion of long-term debt                                   15,825                    7,646
   Accounts payable                                                    83,476                   38,374
   Accrued expenses:
      Compensation and benefits                                        62,627                   35,036
      Deferred revenue                                                 17,900                   13,564
      Warranty                                                         13,999                    8,297
      Interest                                                         11,628                   10,055
      Taxes other than income taxes                                    10,953                    1,844
      Other                                                            27,681                    7,426
   Accrued income taxes                                                   ---                    5,703
                                                                   ----------               ----------
         Total current liabilities                                    256,857                  127,945

Long-term debt                                                      1,074,169                  572,288
Deferred income taxes                                                  45,245                      ---
Deferred compensation                                                  55,013                   11,280

Shareholders' deficit:
   Common stock                                                         1,902                    1,225
   Additional paid-in capital                                         816,613                  344,873
   Accumulated deficit                                               (756,712)                (623,929)
   Unearned compensation                                             (135,020)                 (16,965)
   Other comprehensive loss                                            (2,231)                  (1,879)
                                                                   ----------               ----------
   Total shareholders' deficit                                        (75,448)                (296,675)
                                                                   ----------               ----------
                                                                   $1,355,836               $  414,838
                                                                   ==========               ==========

____________________________
See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Six Months Ended
                                                                                                       September 30,
                                                                                               2000                    1999
                                                                                            ----------              -----------
                                                                                                     (In thousands)
Operating activities:
 Net income (loss)                                                                           $(132,783)                $ 12,117
  Adjustments for non-cash items included in net income:
    Depreciation                                                                                 9,912                    5,737
    Amortization of intangibles                                                                 43,642                    3,157
    Amortization of inventory step-up                                                           35,188                      ---
    Amortization of unearned compensation                                                        7,966                      852
    Amortization of deferred debt issuance costs                                                 2,048                    1,616
    Writeoff of deferred debt issuance costs                                                    10,019                      ---
    Purchased incomplete technology                                                             56,000                      ---
    Recapitalization and other related costs                                                     9,194                      ---
    Other                                                                                       14,579                       72
  Change in deferred income tax asset                                                              ---                      ---
  Change in operating assets and liabilities                                                  (106,072)                 (22,434)
                                                                                            ----------               ----------
 Net cash flows provided by (used in) operating activities                                     (50,307)                   1,117

Investing activities:
 Purchases of property and equipment                                                           (13,320)                  (8,333)
 Proceeds from sale of business                                                                  3,500                      ---
 Businesses acquired in purchase transactions, net of
  cash acquired and non-cash items                                                            (402,149)                  (6,238)
 Other                                                                                            (642)                  (1,424)
                                                                                            ----------               ----------

Net cash flows used in investing activities                                                   (412,611)                 (15,995)

Financing activities:
 Net borrowings (repayments) of debt                                                           308,921                  (15,743)
 Repayment of notes payable                                                                        ---                      ---
 Repayment of capital lease obligations                                                            (11)                    (323)
 Capitalized debt issuance costs                                                               (18,519)                     ---
 Proceeds from issuance of common stock, net of
  expenses                                                                                     198,241                      471
                                                                                            ----------               ----------
Net cash flows provided by (used in) financing
 activities                                                                                    488,632                  (15,595)
Effect of exchange rates on cash                                                               (10,718)                     273
                                                                                            ----------               ----------
Increase (decrease) in cash and cash equivalents                                                14,996                  (30,200)
Cash and cash equivalents at beginning of year                                                  33,839                   70,362
                                                                                            ----------               ----------
Cash and cash equivalents at end of period                                                   $  48,835                 $ 40,162
                                                                                            ==========               ==========

_______________________

See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION AND RESULTS OF OPERATIONS

   Acterna Corporation (the "Company" or "Acterna") was organized in 1959 and its operations are conducted primarily by wholly-owned subsidiaries located principally in the United States and Europe, with distribution and sales offices in the Middle East, Africa, Latin America and Asia.

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


B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 2000, and the unaudited consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended September 30, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's most recent Form 10-K as of March 31, 2000 and the Company's Current Report on Form 8-K dated May 31, 2000; its Current Report on Form 8-K/A dated July 18, 2000 disclosing pro forma information relating to the WWG Merger; its Current Report on Form 8-K dated August 30, 2000 relating to the Company changing its name from Dynatech Corporation to Acterna Corporation; and its Current Report on Form 8-K dated September 22, 2000 relating to the Company changing its CUSIP number and its NASDAQ OTC symbol.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, purchased incomplete technology, warranty accruals and tax valuation reserves. Actual results could differ from those estimates.

C. ACQUISITIONS

   Wavetek Wandel Goltermann, Inc.

   On May 23, 2000, the Company and its wholly-owned subsidiary DWW Acquisition Corporation, a Delaware corporation, completed their merger (the "WWG Merger") with Wavetek Wandel Goltermann, Inc., a Delaware corporation ("WWG"), pursuant to which WWG became an indirect, wholly-owned subsidiary of Acterna.

   The acquisition was accounted for using the purchase method of accounting.
   As part of the purchase price allocation, the Company increased the carrying value of the acquired inventory by $35 million in order to record this inventory at its fair value, and also recorded a charge of $51 million for acquired incomplete technology. This purchased incomplete technology had not reached technological feasibility and had no alternative future use. The Company generated approximately $518 million of excess purchase price that has not yet been allocated between specific intangible assets and goodwill. This excess purchase price has been amortized using a six-year life. The final allocation of the purchase price has not yet been completed, and completion of the allocation of the excess purchase price and other purchase accounting adjustments depend upon certain valuations and other studies that are still in progress.

   In connection with the WWG Merger and the concurrent establishment of the Company's new Senior Secured Credit Facility (see Note N. Debt), the Company paid Clayton, Dubilier & Rice, Inc., an investment firm that manages Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, the Company's controlling stockholders, $6.0 million for services provided in connection with the WWG Merger and the related financing.


   Superior Electronics Group, Inc., dba Cheetah Technologies

   On August 23, 2000, the Company acquired substantially all of the assets and assumed specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah"). The acquisition was accounted for using the purchase method of accounting. As part of the purchase price allocation, the Company increased the carrying value of the acquired inventory by $750 thousand in order to record this inventory at its fair value, and also recorded a charge of $5 million for acquired incomplete technology. This purchased incomplete technology had not reached technological feasibility and had no alternative future use. The Company generated approximately $132.5 million of excess purchase price that is being amortized over a six-year life. The final allocation of the purchase price has not yet been completed, and completion of the allocation of the excess purchase price and other purchase accounting adjustments depend upon certain valuations and other studies that are still in progress.

   The Company funded the purchase price with borrowings of $100,000 under its Senior Secured Credit Facility (see Note N. Debt) and approximately $66,000 from its existing cash balance.

   In connection with the Cheetah acquisition, options to purchase shares of Cheetah were converted into options to purchase shares of Acterna common stock based upon a conversion ratio designed to preserve the economic value of each converted option. The fair value as of the announcement date of the acquisition of all options converted has been estimated at $900 thousand using an option-pricing model. A total of $7.0 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately three years).

D. DISCONTINUED OPERATIONS

   In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of the Company's ICS Advent and Itronix Corporation subsidiaries. In connection with its decision, the Board authorized management to retain one or more investment banks to assist the Company with respect to the divestiture. The segment's results of operations including net sales, operating costs and expenses and income taxes for the three and six month periods ended September 30, 2000 have been deferred and included in the balance sheet as net assets held for sale within non-current assets (see below). The segment's results of operations including net sales, operating costs and expenses and income taxes for the three and six month periods ended September 30, 1999 have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheets as of September 30, 2000 and March 31, 2000 reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statement of Cash Flows for the six-month period ended September 30, 1999 has not been reclassified for the discontinued businesses.

   Management anticipates net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates having sold these businesses. The pretax operating losses for the segment for the six-month period ended September 30, 2000 was $10.5 million. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets and the operating losses through the date of disposition. Accordingly, the anticipated net gain from the disposal of the segment will not be reflected in the statements of operations until they are realized.


E. EXTRAORDINARY ITEM

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


F. DIVESTITURE

   In June 2000, the Company sold the assets and liabilities of DataViews Corporation ("DataViews"), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company's financial statements within "Other Subsidiaries".


G. PRO FORMA FINANCIAL INFORMATION

   The following unaudited pro forma condensed consolidated financial statements give effect to the following assuming that these transactions occurred on the first day in the fiscal period presented:

   o The acquisition of Sierra Design Labs, which occurred on September 10, 1999;

   o The acquisition of Applied Digital Access, Inc., which occurred on November 1, 1999;

   o The merger with WWG (after giving effect to certain divestitures of WWG), which occurred on May 23, 2000;

   o  The divestiture of DataViews Corporation, which occurred in June 2000;

   o The issuance of common stock to the CDR Funds in connection with the WWG Merger and the Rights Offering which occurred in June 2000 (see Note L. Income (Loss) per Share); and

   o  The acquisition of Cheetah, which occurred on August 23, 2000.

  The condensed, unaudited pro forma statement of operations data listed below is for informational purposes only and does not necessarily represent what the Company's results of operations would have been if the above listed transactions had in fact occurred at the beginning of the periods presented and are not necessarily indicative of the results of operations for any future period.

                                                                                                    Six Months Ended
                                                                                                      September 30,
                                                                                              2000                    1999
                                                                                              ----                    ----
                                                                                           (In thousands except per share data)
Net sales                                                                                    $ 609,552                $467,858
Net operating loss before extraordinary item                                                  (154,919)                (50,550)
Net loss                                                                                      (165,578)                (50,550)

Loss per share - basic and diluted:
 Net operating loss before extraordinary item                                                $   (0.87)               $  (0.34)
 Net loss                                                                                        (0.93)                  (0.34)



H. RECAPITALIZATION

   On May 21, 1998, CDRD Merger Corporation, a nonsubstantive transitory merger vehicle, which was organized at the direction of Clayton, Dubilier & Rice, Inc., a private investment firm, was merged with and into the Company (the "Recapitalization") with the Company continuing as the surviving corporation. In the Recapitalization, (1) each then outstanding share of common stock, par value $0.20 per share, of the Company was converted into the right to receive $47.75 in cash and 0.5 shares of common stock, no par value, of the Company and (2) each then outstanding share of common stock of CDRD Merger Corporation was converted into one share of common stock.


I. RECAPITALIZATION AND OTHER RELATED COSTS

   Recapitalization and other related costs from continuing operations during the first six months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. Recapitalization and other related costs during the first six months of fiscal 2000 of $13.3 million related to termination expenses of certain executives including those arising from the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.


J. NEW PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B that defers the effective date for the Company to the fourth quarter of fiscal 2001. The Company is currently in the process of assessing the impact, if any, that the current guidance and interpretations of SAB 101 may have on its financial statements.

   In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion
   No. 25" ("FIN 44").   FIN 44 clarifies the application of APB Opinion No. 25
   and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 and the application of FIN 44 did not have a material impact on its results of operations or financial position.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.


K. LEGAL PROCEEDINGS

   The Company is party to various legal actions that arose in the ordinary course of our business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

 Whistler Litigation

   In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The recent decision was appealed by CMI on October 24, 2000. The Company does not expect that the outcome of this action will have a material impact on the results of operations or financial position of the Company.



L. INCOME (LOSS) PER SHARE

   Income (loss) per share is calculated as follows:

                                                                   Three Months Ended,    Six Months Ended
                                                                      September 30,         September 30,
                                                                   2000       1999        2000       1999
                                                                  -------    -------     ------     ------
                                                                   (In thousands, except per share data)
Net income (loss):
  Continued operations                                           $(50,389)  $  5,642  $(122,124)  $   (424)
  Discontinued operations                                             ---      3,924        ---     12,541
  Extraordinary item                                                  ---        ---    (10,659)       ---
                                                                 --------   --------  ---------   --------
Net income (loss)                                                $(50,389)  $  9,566  $(132,783)  $ 12,117
                                                                 ========   ========  =========   ========
BASIC:
Common stock outstanding,
  beginning of period                                             187,304    120,673    122,527    120,665
Weighted average common stock issued
  during the period                                                 1,699        508     46,441        263
                                                                 --------   --------  ---------   --------
                                                                  189,003    121,181    168,968    120,928
Bonus element adjustment related to
  rights offering                                                     ---     26,660      8,311     26,604
                                                                 --------   --------  ---------   --------
Weighted average common stock
  outstanding, end of period                                      189,003    147,841    177,279    147,532
                                                                 ========   ========  =========   ========
Income (loss) per common share:
  Continued operations                                           $  (0.27)  $   0.04  $   (0.69)  $    ---
  Discontinued operations                                             ---       0.03        ---       0.09
  Extraordinary item                                                  ---        ---      (0.06)       ---
                                                                 --------   --------  ---------   --------
Net income (loss) per common share                               $  (0.27)  $   0.07  $   (0.75)  $   0.09
                                                                 ========   ========  =========   ========
DILUTED:
Common stock outstanding,
  beginning of period                                             187,304    120,673    122,527    120,665
Weighted average common stock issued
  during the period                                                 1,699        508     46,441        263
Weighted average of dilutive
  potential common stock                                              ---      8,780        ---        ---
                                                                 --------   --------  ---------   --------
                                                                  189,003    129,961    168,968    120,928
Bonus element adjustment related to
 rights offering                                                      ---     28,591      8,311     26,604
                                                                 --------   --------  ---------   --------
Weighted average common stock
  outstanding, end of period                                      189,003    158,552    177,279    147,532
                                                                 ========   ========  =========   ========
Income (loss) per common share:
  Continued operations                                           $  (0.27)  $   0.04  $   (0.69)  $  (0.00)
  Discontinued operations                                             ---       0.02        ---       0.09
  Extraordinary loss                                                  ---        ---      (0.06)       ---
                                                                 --------   --------  ---------   --------
Net income (loss) per common share                               $  (0.27)  $   0.06  $   (0.75)  $   0.09
                                                                 ========   ========  =========   ========

   As of September 30, 2000 and 1999, the Company had options outstanding to purchase 38.4 million and 32.2 million shares of common stock, respectively.

   On May 23, 2000, in order to finance the WWG Merger, the Company sold 12.5 million and 30.625 million shares of common stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"; together with CDR Fund V, the "CDR Funds"), respectively, at a price of $4.00 per share. In order to reverse the diminution of percentage ownership of all other common shareholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all its common stock shareholders (including CDR Fund V) of record on April 20, 2000 (the "Rights Offering"). CDR Fund V elected to waive its right to participate in this Rights Offering. As a result, on June 30, 2000, the Company sold 4,983,000 shares of common stock to shareholders of record on April 20, 2000 (other than CDR Fund V), that subscribed for shares in the Rights Offering, at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to the CDR Funds, was $11.25.

   For purposes of calculating weighted average shares and earnings per share, the Company has treated the sale of common stock to the CDR Funds and the sale of common stock as a rights offer. Since the common stock has been offered to all shareholders at a price that is less than that of the market trading price (the "bonus element"), a retroactive adjustment has been made to weighted average shares to take this bonus element into account.

   For the three month period ended September 30, 2000 and the six month periods ended September 30, 2000 and 1999, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents which totaled 18.7 million shares, 15.4 million shares and
   8.8 million shares, respectively, as the Company incurred a net loss from continuing operations. The common stock equivalents have been excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have an antidilutive effect by reducing the loss from continuing operations on a per share basis.

M.  INTANGIBLE ASSETS

   Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                                                September 30,         March 31,
                                                                                    2000                2000
                                                                               ------------          ----------
Product technology                                                                 $221,296             $ 9,236
Excess of cost over net assets acquired                                             404,655              67,328
Other intangible assets                                                             120,247               4,177
                                                                                -----------           ---------
                                                                                    746,198              80,741
Less accumulated amortization                                                        67,807              22,233
                                                                                -----------           ---------
      Total                                                                        $678,391             $58,508
                                                                                ===========           =========


N. DEBT



     Long-term debt is summarized below:
                                                                                September 30,         March 31,
                                                                                   2000                 2000
                                                                                -----------          ----------
Senior Secured Credit Facilities                                                 $  789,258            $304,861
Senior Subordinated Notes                                                           275,000             275,000
Capitalized leases and other debt                                                    25,736                  73
                                                                                 ----------           ---------
   Total debt                                                                     1,089,994             579,934
         Less current portion                                                        15,825               7,646
                                                                                 ----------           ---------
Long-term debt                                                                   $1,074,169            $572,288
                                                                                 ==========           =========

   Principal and interest payments under the Senior Secured Credit Facility and interest payments on the Senior Subordinated Notes represent significant liquidity requirements for the Company. As a result of the substantial indebtedness incurred in connection with the WWG Merger and the Cheetah acquisition, the Company expects that its interest expense will be higher and will have a greater proportionate impact on net income in comparison to prior periods.

   Upon consummation of the WWG Merger, the Company restructured its existing bank debt as well as the senior subordinated debt, bank debt and other debt of WWG. As a result, on May 23, 2000, the Company entered into a new credit facility with a syndicate of lenders (the "Senior Secured Credit Facility") that provides for loans in an aggregate principal amount of up to $860 million, consisting of (1) a revolving credit facility available to Acterna LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Acterna LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Acterna LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to Euro 108.375 million to the Company's German subsidiaries with six year amortization periods (the "German Term Loans") (all term loans collectively, the "Term Loans"). The Company used the Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG Merger.

   On August 23, 2000, the Company borrowed $100 million under the Revolving Credit Facility to finance the Cheetah acquisition. The balance of the Revolving Credit Facility is available to the Company from time to time for potential acquisitions and other general corporate purposes.

   The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix the interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $220 million of the Company's debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin) per annum until September 2001.

   In connection with the May 1998 Recapitalization, Acterna LLC issued its
   9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") in an aggregate principal amount of $275 million that will mature on May 15, 2008. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by Acterna Corporation. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15.

   As of September 30, 2000, the Company was in compliance with all the covenants as defined in the New Senior Credit Agreement.

O. SHAREHOLDERS' DEFICIT

   The following is a summary of the change in shareholders' deficit for the period ended September 30, 2000.


                                      Number
                                     Of Shares           Additional                                    Other           Total
                                      Common    Common     Paid-In    Accumulated     Unearned     Comprehensive   Shareholders'
                                       Stock     Stock     Capital      Deficit     Compensation        Loss          Deficit
                                     --------   ------   ----------    ----------    -----------     ----------     ------------
Balance, March 31, 2000                122,527   $1,225    $344,873     $(623,929)     $ (16,965)        $(1,879)      $(296,675)

Net loss current year                                                    (132,783)                                      (132,783)
Translation adjustment                                                                                      (352)           (352)
                                                                                                                       ---------
Total comprehensive loss                                                                                                (133,135)
                                                                                                                       ---------
Adjustment to unearned
 compensation                                                (1,603)                       1,610                               7
Issuance of common stock
 to CDR Funds                           43,125      431     172,069                                                      172,500
Issuance of common stock in
 rights offering, net
 of fees                                 4,983       50      16,882                                                       16,932
Issuance of common stock
 to WWG shareholders                    14,987      150     129,850                                                      130,000
Stock option expense                                          9,194                                                        9,194
Conversion of Cheetah
 stock options                                                  900                                                          900
Amortization of unearned
 compensation-cont ops                                                                     7,966                           7,966
Amortization of unearned
 compensation-disc ops                                                                       599                             599
Exercise of stock option
 and other issuances                     4,448       46       8,765                                                        8,811
Unearned compensation from
 stock option grants                                        121,230                     (128,230)                         (7,000)
Tax benefit from exercise
 of stock options                                            14,453                                                       14,453

                                     ---------  -------  ----------    ----------     ----------      ----------     ------------
Balance, September 30,2000             190,070   $1,902    $816,613     $(756,712)     $(135,020)        $(2,231)      $ (75,448)
                                     =========  =======  ==========    ==========     ==========      ==========     ============

P. UNEARNED COMPENSATION

   Since the time of the Recapitalization, the Company has issued non-qualified stock options to primarily all employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company's board of directors. The exercise price may or may not be equal to the trading price on the over-the-counter market on the dates of the grants. During the first six months of fiscal 2001, the Company issued approximately 10.5 million non-qualified stock options to former WWG and Cheetah employees who became active employees of the Company at exercise prices lower than the closing price in the over-the-counter market on the dates of grants. The Company, therefore, incurred a charge of approximately $128.2 million for the difference between the closing price in the over-the-counter market and the exercise price of the options and recorded the charge as unearned compensation within shareholders' equity. This unearned compensation charge will be amortized to expense over the options' vesting periods.



Q. SEGMENT INFORMATION

   Net sales and earnings before interest, taxes and amortization ("EBITA") for the three and six months ended September 30, 2000 and 1999 are shown below (in thousands):



                                                       Three Months Ended       Six Months Ended
                                                         September 30,            September 30,
SEGMENT                                                  2000       1999        2000       1999
                                                         ----       ----        ----      -----
Communications test segment:
  Net sales                                        $  276,787   $ 77,238  $  457,856   $144,519
  EBITA                                                35,456     14,446      59,290     25,107
  Total assets                                      1,153,542     88,631   1,153,542     88,631

Inflight information
 systems segment:
  Net sales                                            19,541     18,506      38,329     35,798
  EBITA                                                 4,213      6,484       8,215     12,441
  Total assets                                         41,809     38,388      41,809     38,388

Other subsidiaries:
  Net sales                                             8,882      8,045      17,196     14,266
  EBITA                                                 2,753      2,588       4,279      3,711
  Total assets                                         13,021     33,710      13,021     33,710

Discontinued operations:
  Net assets held for sale                             89,415       N/A       89,415       N/A
  Total assets                                         89,415     79,915      89,415     79,915

Corporate:
  Income (loss) before
   interest and taxes                                  (1,495)       302      (3,060)       336
  Total assets                                         58,049     87,068      58,049     87,068

Total company:
  Net sales                                        $  305,210   $103,789  $  513,381   $194,583
  EBITA                                            $   40,927   $ 23,820  $   68,724   $ 41,595
  Total assets                                     $1,355,836   $327,712  $1,355,836   $327,712

The following are excluded from the calculation of EBITA:

  Recapitalization and other
   costs                                                  ---        ---       9,194     13,259
  Acquired incomplete
   technology                                           6,000        ---      56,000        ---
  Amortization of unearned
   compensation                                         5,888        411       7,966        852
  Amortization of inventory
   step-up                                             26,438        ---      35,188        ---
  Other                                                   ---        ---         344        ---

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 2000 and below.

OVERVIEW

The Company has reported its results of operations in two business segments: communications test and inflight information systems. The Company's communications test business develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services. The Company's inflight information systems segment, through its AIRSHOW, Inc. subsidiary, is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc., which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape; and Dataviews Corporation, which was sold in June 2000.

On August 23, 2000, the Company acquired substantially all the assets and specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah"), for a purchase price of approximately $166 million. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $144 million of excess purchase price that will be amortized over 6 years. Cheetah is a leading global supplier of automated test, monitoring and management systems for cable television and telecommunications networks.

On May 23, 2000, the Company completed the merger of one of its subsidiaries with Wavetek Wandel Goltermann, Inc. ("WWG"), a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe. To finance the WWG Merger, the Company sold 12.5 million and 30.625 million newly-issued, but unregistered shares of its common stock to CDR Fund V and CDR Fund VI, respectively, for an aggregate purchase price of $172.5 million. In addition, on June 30, 2000, the Company sold in the Rights Offering
4.983 million newly-issued, registered shares of common stock to stockholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The Rights Offering provided such stockholders with the opportunity to reverse the diminution of their percentage equity ownership interest in the Company that resulted from the sale of common stock to CDR Fund V and CDR Fund VI. As of September 30, 2000, CDR Fund V and CDR Fund VI, the Company's controlling stockholders, held approximately 65% and 16%, respectively, of the outstanding shares of common stock of the Company.

In connection with the WWG Merger, the Company entered into a new credit facility for $860 million with a syndicate of lenders. The proceeds were used to finance the WWG Merger, refinance WWG and Acterna debt and provide for additional working capital and borrowing capacity.

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of the Company's ICS Advent and Itronix Corporation subsidiaries. The Company's balance sheet reflects the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The balance sheet and statements of cash flows for previous fiscal periods have not been reclassified for the discontinued businesses. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets.

Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2000 as Compared to Three Months Ended September 30, 1999 on a Consolidated Basis

Net sales. For the three months ended September 30, 2000 consolidated net sales increased $201.4 million to $305.2 million as compared to $103.8 million for the three months ended September 30, 1999. The increase occurred within all business units, though primarily in the communications test segment. Of the $201.4 million increase, $199.5 million was attributable to businesses within the communications test segment, of which 17.9% of the increase was related to historical communications test business; 5.2% was attributable to the additional sales from Applied Digital Access, Inc. ("ADA"), which was acquired in November 1999; 73.3% was attributable to the acquisition of WWG; and 3.6% was attributable to the acquisition of Cheetah.

Gross profit. Consolidated gross profit increased $95.5 million to $164.2 million or 53.8% of consolidated net sales for the three months ended September 30, 2000, as compared to $69.7 million or 67.1% of consolidated net sales for the three months ended September 30, 1999. Excluding the $26.4 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah, consolidated gross profit was 62.4% of consolidated net sales. The decrease in gross margin as a percent of sales is, in part, a result of products sold by WWG that have a lower gross margin than the Company's primary products. The Company's Airshow subsidiary also experienced increased net sales to the general aviation customer group, which carries a lower gross margin than the consolidated group.

Operating expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $191.0 million or 62.6% of consolidated net sales for the three months ended September 30, 2000, as compared to $48.1 million or 46.3% of consolidated net sales for the three months ended September 30, 1999. Excluding the impact of the writeoff of the purchased incomplete technology, total operating expenses were $185.0 million or 60.6% of consolidated net sales for the three months ended September 30, 2000. The increase is primarily a result of the acquisition of WWG, which has a higher cost structure than the Company has had historically, increased amortization expense, and expenses incurred since the acquisition for the rebranding of the products offered by the combined businesses within the communications test segment.

Included in both cost of sales ($1.9 million and $0.1 million) and operating expenses ($3.9 million and $0.3 million) from continuing operations (for the three months ending September 30, 2000 and 1999, respectively) is the amortization of unearned compensation that relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The amortization of unearned compensation during the second quarter of fiscal 2001 and fiscal 2000 was $5.9 million and $0.4 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense. The increase in the amortization expense is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company. (See Note P. Unearned Compensation).

Selling, general and administrative expense was $116.5 million or 38.2% of consolidated net sales for the three months ended September 30, 2000, as compared to $34.1 million or 32.9% of consolidated net sales for the three months ended September 30, 1999. The percentage increase is in part a result of the timing of commission expense within the communications test segment, as well as expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

Product development expense was $38.7 million or 12.7% of consolidated net sales for the three months ended September 30, 2000 as compared to $13.2 million or 12.7% of consolidated net sales for the same period a year ago. The dollar increase is a direct result of the WWG Merger.

Amortization of intangibles was $30.8 million for the three months ended September 30, 2000, as compared to $0.8 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions of Cheetah, WWG and ADA.

Operating income (loss). Operating loss was $26.8 million for the three months ended September 30, 2000 as compared to income of $21.6 million or 20.8% of consolidated net sales for the same period a year ago. The change was a result of the additional amortization expense, the amortization of the inventory step-up from the acquisitions of WWG and Cheetah, as well as expenses relating to the integration of WWG with the Company's communications test segment and the writeoff of in-process research and development costs.

Interest. Interest expense, net of interest income, was $26.0 million for the three months ended September 30, 2000 as compared to $12.0 million for the same period a year ago. The increase in interest expense was attributable to the additional debt incurred in connection with the WWG Merger and the acquisition of Cheetah.

Taxes. The effective tax rate for the three months ended September 30, 2000 was 4.4% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) the $51 million non-deductible charge for purchased incomplete technology in connection with the WWG Merger; (2) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (3) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.


Net income (loss). Net loss was $50.4 million or a $0.27 loss per share on a diluted basis for the three months ended September 30, 2000 as compared to net income of $9.6 million or $0.06 per share on a diluted basis for the same period a year ago. The loss was attributable to the amortization of the inventory step-up, additional intangible amortization expense, expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment, additional interest expense, and the writeoff of purchased incomplete technology.

The backlog at September 30, 2000, was $361.1 million as compared to $180.4 million at March 31, 2000, primarily the result of the acquisitions of WWG and Cheetah.


Six Months Ended September 30, 2000 as Compared to Six Months Ended September 30, 1999 on a Consolidated Basis

Net sales. For the six months ended September 30, 2000, consolidated net sales increased $318.8 million or 163.8% to $513.4 million as compared to $194.6 million for the six months ended September 30, 1999. Of the $318.8 million increase, $313.3 million was attributable to businesses within the communications test segment, of which 22.4% of the increase was related to historical communications test business; 7.7% was attributable to the additional sales from ADA, which was acquired in November 1999; 67.6% was attributable to the acquisition of WWG; and 2.3% was attributable to the acquisition of Cheetah.

Gross profit. Consolidated gross profit increased $153.0 million to $282.7 million or 55.3% of consolidated net sales for the six months ended September 30, 2000 as compared to $129.7 million or 66.7% of consolidated net sales for the six months ended September 30, 1999. Excluding the $35.2 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah, consolidated gross profit was 61.9% of consolidated net sales for the six months ended September 30, 2000. The decrease in gross margin as a percentage of sales is, in part, a result of products sold by WWG that have a lower gross margin than the Company's primary products. The Company's Airshow subsidiary incurred lower gross margin revenue on products sold to the general aviation customer group.

Operating expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $363.6 million or 71% of consolidated net sales for the six months ended September 30, 2000, as compared to $105.7 million or 54.3% of consolidated net sales for the six months ended September 30, 1999. Excluding the impact of the writeoff of the purchased incomplete technology as well as the recapitalization and other related costs, total operating expenses were $298.5 million or 58.1% of consolidated net sales and $92.5 million or 47.5% of consolidated net sales for the six months ended September 30, 2000 and 1999, respectively. The increase is primarily a result of the higher cost structure at WWG, costs associated with the integration of WWG with the communications test segment, as well as additional intangible amortization expense.

Included in both cost of sales ($2.6 million and $0.1 million) and operating expenses ($5.3 million and $0.5 million) from continuing operations (for the six months ending September 30, 2000 and 1999, respectively) is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The amortization of unearned compensation during the first six months of fiscal 2001 and fiscal 2000 was $8.0 million and $0.6 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense. The increase in the amortization expense during fiscal 2001 is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company. (See Note P. Unearned Compensation).

Selling, general and administrative expense was $189.9 million or 37.0% of consolidated net sales for the six months ended September 30, 2000 as compared to $65.6 million or 33.7% of consolidated net sales for the six months ended September 30, 1999. The percentage increase is in part a result of the timing of commission expense within the communications test segment, as well as expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

Product development expense was $64.9 million or 12.6% of consolidated net sales for the six months ended September 30, 2000 as compared to $25.3 million or 13.0% of consolidated sales for the same period a year ago. The dollar increase is a result of the WWG Merger.

Recapitalization and other related costs from continuing operations were $9.2 million and $13.3 million at September 30, 2000 and September 30, 1999, respectively. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. The expense incurred during the first three months of fiscal 2000 related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

Amortization of intangibles was $43.6 million for the six months ended September 30, 2000, as compared to $1.5 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions of Cheetah, WWG and ADA.

Operating income (loss). Operating loss was $80.9 million for the six months ended September 30, 2000 as compared to operating income of $24.0 million for the same period a year ago. The change was a result of the amortization of the inventory step-up, additional amortization expense, purchased incomplete technology, as well as expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

Interest. Interest expense, net of interest income, was $44.0 million for the six months ended September 30, 2000 as compared to $24.1 million for the same period a year ago. The increase in interest expense was attributable to the additional debt incurred in connection with the WWG Merger and the acquisition of Cheetah.

Taxes. The effective tax rate for the six months ended September 30, 2000 was 2.4% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) the $51 million non-deductible charge for purchased incomplete technology in connection with the WWG Merger; (2) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (3) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

Extraordinary item. In connection with the WWG Merger, the Company recorded an extraordinary charge of approximately $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders for the repurchase of WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs that originated at the time of the May 1998 Recapitalization.

Net income (loss). Net loss was $132.8 million or a $0.75 loss per share on a diluted basis for the six months ended September 30, 2000 as compared to net income of $12.1 million or $0.09 per share on a diluted basis for the same period a year ago. The loss was primarily attributable to the amortization of the inventory step-up, purchased incomplete technology, additional interest expense, amortization of intangibles, and the extraordinary charge.


Segment Disclosure

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes and amortization ("EBITA") which excludes non-recurring and one-time charges. (See Note Q. Segment Information). Included in each segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company's two segments and its Other Subsidiaries (in thousands):


                                                          Three Months Ended                         Six Months Ended
                                                             September 30,                            September 30,
SEGMENT                                                2000                1999                 2000                 1999
                                                    ----------          ----------           ----------            ---------
Communications test segment:
  Bookings                                            $289,634             $80,042             $472,612             $156,400
  Net sales                                            276,787              77,238              457,856              144,519
  EBITA                                                 35,456              14,446               59,290               25,107

Inflight information systems
 segment:
  Bookings                                              20,993              18,560               38,853               35,761
  Net sales                                             19,541              18,506               38,329               35,798
  EBITA                                                  4,213               6,484                8,215               12,441

Other subsidiaries:
  Bookings                                               7,748               8,209               15,611               15,829
  Net sales                                              8,882               8,045               17,196               14,266
  EBITA                                                  2,753               2,588                4,279                3,711

Three and Six Months Ended September 30, 2000 Compared to Three and Six Months Ended September 30, 1999 - Communications Test Products

Bookings for communications test products increased to $289.6 million for the three months ended September 30, 2000 as compared to $80.0 million for the same period a year ago. For the six months ended September 30, 2000, bookings for communications test products increased to $472.6 million as compared to $156.4 million for the same period a year ago. The increase was primarily due to the WWG Merger and the acquisitions of Cheetah and ADA (for which no comparisons existed during the first six months of fiscal 2000) as well as an increase in bookings for instruments, systems and services at the Company's existing communications test businesses.

Net sales of communications test products were $276.8 million for the three months ended September 30, 2000 as compared to $77.2 million for the same period a year ago. For the six months ended September 30, 2000, net sales of communications test products were $457.9 million as compared to $144.5 million for the six months ended September 30, 1999. The increase was due primarily to the large backlog of orders at March 31, 2000, as well as additional net sales from the WWG Merger and the acquisitions of Cheetah and ADA. The increase is related to the following areas within the communications test segment: 22.4% of the increase was related to the Company's historical communications test business; 7.7% was attributable to the additional sales from ADA; 67.6% was attributable to the acquisition of WWG; and 2.3% was attributable to the acquisition of Cheetah.

EBITA for the communications test products increased to $35.5 million for the three months ended September 30, 2000 as compared to $14.4 million for the same period a year ago. For the six months ended September 30, 2000, EBITA increased to $59.3 million as compared to $25.1 million for the same period a year ago. The increase in EBITA is a result of the additional sales of the Company's historical communications test products which carry a higher gross margin offset by sales of WWG products that carry a lower gross margin. In addition, the increase was also offset by the integration expense as a result of the WWG Merger.

Three and Six Months Ended September 30, 2000 Compared to Three and Six Months Ended September 30, 1999 - Inflight Information Systems

Bookings for the inflight information systems products increased 13.1% to $21.0 million for the three months ended September 30, 2000 as compared to $18.6 million for the same period a year ago. For the six months ended September 30, 2000, bookings for this segment increased 8.6% to $38.9 million as compared to $35.8 million for the same period a year ago. The increase in bookings was a result of additional orders for the general aviation products.

Net sales of inflight information systems products increased 5.6% to $19.5 million for the three months ended September 30, 2000 as compared to $18.5 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, net sales for this segment increased 7.1% to $38.3 million as compared to $35.8 million for the same period a year ago. The increase was in part due to revenue recognized from the increased sales of general aviation products.

EBITA for the inflight information systems products decreased 35% to $4.2 million for the three months ended September 30, 2000 as compared to $6.5 million for the same period a year ago. For the six months ended September 30, 2000, EBITA for this segment decreased 34.0% to $8.2 million as compared to $12.4 million for the same period a year ago. The decrease was in part due to lower earnings from the sale of general aviation products, which carry lower gross margins than commercial aviation products, as well as to higher costs associated with the hiring of additional field service technicians in fiscal 2000.



LIQUIDITY AND CAPITAL RESOURCES


The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the May 1998
Recapitalization, the WWG Merger, the acquisitions of Cheetah and ADA and from the funding of working capital and capital expenditures.

Cash flows. The Company's cash and cash equivalents increased $15.0 million during the six months ended September 30, 2000.

Working capital. For the six months ended September 30, 2000, the Company's working capital increased as its operating assets and liabilities used $106.1 million of cash. Accounts receivable increased, creating a use of cash of $36.2 million primarily due to the increased sales volume during the quarter. Inventory levels increased, creating a use of cash of $18 million. Other current assets decreased, creating a source of cash of $4.8 million. Accounts payable increased, creating a source of cash of $8.1 million. Other current liabilities decreased, creating a use of cash of $47.8 million. The decrease is due in part to management incentive payments made during the first quarter of fiscal year 2001.

Investing activities. The Company's investing activities totaled $412.6 million for the six months ended September 30, 2000 in part for the purchase and replacement of property and equipment. The primary use of cash was for the WWG Merger of approximately $236.2 million (approximately $387.8 million in gross purchase price less $151.6 million in cash and non-cash items), and for the acquisition of Cheetah of approximately $164.7 million.

The Company's capital expenditures during the first six months of fiscal 2001 were $13.3 million as compared to $8.3 million for the same period last year. The increase was primarily due to the timing of certain capital expenditure commitments at the Company's communications test business. The Company anticipates that fiscal 2001 capital expenditures will increase from fiscal 2000 levels and return to or exceed fiscal 1999 levels as the Company anticipates replacing certain of its Enterprise Resource Planning (ERP) systems at the communications test business. The Company is, in accordance with the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditure levels.

Financing activities. The Company's financing activities generated $488.6 million in cash during the first and second quarters of fiscal 2001, due mainly to the additional borrowings of debt and the cash generated from the sale of stock in connection with WWG Merger and the acquisition of Cheetah.

DEBT SERVICE

As of March 31, 2000, the Company had $579.9 million of debt incurred in connection with the May 1998 Recapitalization and the acquisition of ADA. Such debt primarily consisted of $275.0 million principal amount of the Senior Subordinated Notes, $234.9 million in term loans and $70.0 million in borrowings under the old revolving credit facility. The weighted-average interest rate on the loans under the Company's old senior secured credit facility was 7.85% per annum for fiscal 2000. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15.

In connection with the WWG Merger, the Company refinanced its debt and entered into the new Senior Secured Credit Facility. As of September 30, 2000, the Company had $1,090.0 million of debt, primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes, $789.3 million in term loans and $115.0 million under the Revolving Credit Facility, both under the new Senior Credit Secured Facility, and $25.7 million of other debt obligations.

The loans under the new Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $220 million of the Company's debt is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin) per annum until September 2001.

Principal and interest payments under both the old credit facility and the new Senior Secured Credit Facility and interest payments on the Senior Subordinated Notes have represented and will continue to represent significant liquidity requirements for the Company.

For a more detailed description of the Senior Subordinated Notes and the new Senior Secured Credit Facility, including the applicable principal amortization schedule and interest rates, see the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and its other reports filed with the SEC.

Future financing sources and cash flows. The amount under the Revolving Credit Facility that remained undrawn at September 30, 2000 was approximately
$50.3 million. While the Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, investment and capital expenditure program requirements, ongoing operating costs and working capital needs, the Company cannot assure its stockholders that this will be the case. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Among other potential sources of liquidity, the Company is currently considering a public offering of its common stock. If the offering occurs, the Company intends to use the proceeds of the offering to reduce its bank debt and would expect to renegotiate the terms of its Senior Secured Credit Facility at that time. There can be no assurance that the Company will make a public offering of its common stock.

Covenant restrictions. The Company's new Senior Secured Credit Facility contains covenants that, among other things, restrict its ability to obtain additional sources of financing and cash flows, including by disposing of assets, incurring additional debt, guaranteeing obligations or incurring contingent liabilities, repaying the Senior Subordinated Notes, paying dividends, creating liens on assets, making investments, loans or investments, engaging in mergers or consolidations, making capital expenditures or engaging in certain transactions with affiliates. Under the Senior Secured Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio, and these financial tests will become more restrictive in future years. The indenture governing the Senior Subordinated Notes limits the Company's ability to incur additional indebtedness.

The restrictions in the Senior Secured Credit Facility and the Senior Subordinated Notes could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments or to take advantage of business opportunities.

As of September 30, 2000, the Company was in compliance with all the covenants as defined in the Senior Secured Credit Agreement.

NEW PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B that defers the effective date for the Company to the fourth quarter of fiscal 2001. The Company is currently in the process of assessing the impact, if any, that the current guidance and interpretations of SAB 101 may have on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 and the application of FIN 44 did not have a material impact on its results of operations or financial position.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company operates manufacturing facilities and sales offices in over 80 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company's principal currency exposures against the U.S. dollar are in the major European currencies and in Canadian currency. The Company does not use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting solely of interest rate hedge agreements. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

At September 30, 2000, the Company had $789.3 million of variable rate debt outstanding. The Company currently has three interest rate hedge agreements with notional amounts totaling $220 million that fix its variable rate debt to a fixed interest rate through September 2001. Pursuant to these agreements, the Company pays a fixed interest rate on a portion of its outstanding debt and receives a three-month LIBOR rate. In addition, through the acquisition of WWG, the Company obtained three additional interest rate hedge contracts for a total of DM 20 million

(approximately $9.0 million). At September 30, 2000, all of the interest rate hedge agreements had an interest rate lower than the three-month LIBOR rate quoted by its financial institutions, as variable rate three-month LIBOR interest rates increased after the interest rate hedge agreements became effective. Therefore, the Company recognized a reduction in interest expense (calculated as the difference between the interest rate in the interest rate hedge agreements and the quoted three-month LIBOR rate) during the three and six months ended September 30, 2000 of $589 thousand and $919 thousand, respectively. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of September 30, 2000, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.5 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.5 million on an annual basis.

PART II.  Other Information
---------------------------

  Item 1.  Legal Proceedings

  The Company is party to various legal actions that arose in the ordinary course of our business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

  Whistler Litigation

  In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The recent decision was appealed by CMI on October 24, 2000.

  Item 2.  Changes in Securities and Use of Proceeds

  None

  Item 4.  Submission of Matters to a Vote

  The Annual Meeting of Stockholders was held on September 19, 2000 in Burlington, Massachusetts. At such meeting, 188,999,001 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

  PROPOSAL I
  ----------
  To elect three persons to the Board of Directors of the Company:

  Nominees:  Joseph L. Rice, III, Brian D. Finn and William O. McCoy

                                    Number of Shares/Votes
                                    ----------------------
                                     For            Authority Withheld
                                     ---            ------------------
Joseph L. Rice, III               182,224,439             103,302
Brian D. Finn                     181,694,563             633,178
William O. McCoy                  182,229,195              98,546


Proposal II
-----------
To approve an amendment to the Acterna Corporation 1994 Amended and Restated Stock Option and Incentive Plan as described in the Proxy Statement.

For        169,997,765
Against      1,932,250
Abstain         58,842
No vote     10,338,884

Proposal III
------------
To ratify the selection of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the current fiscal year.

For        182,229,436
Against         76,474
Abstain         21,831

  Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
Number           Description
-------          ---------------------------

  27             Financial Data Schedule

(b)  Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K dated August 30, 2000 relating to the Company changing its name to Acterna Corporation.

     2. The Company filed a Current Report on Form 8-K dated September 22, 2000 relating to the Company changing its CUSIP number and changing its NASDAQ OTC trading symbol.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACTERNA CORPORATION
                                    - - - - - - - - - - - - - - - - --


    Date  November 14, 2000        /s/ ALLAN M. KLINE
    - - - - - - - - - - - -        - - - - - - - - - - - - - - - - - -
                                   Allan M. Kline
                                   Vice President, Chief Financial
                                   Officer and Treasurer


    Date  November 14, 2000        /s/ ROBERT W. WOODBURY, JR.
    - - - - - - - - - - - -        - - - - - - - - - - - - - - - - - -
                                   Robert W. Woodbury, Jr.
                                   Vice President, Corporate
                                   Controller and Principal Accounting
                                   Officer