Form 10-Q
period 2000-12-31
ACTERNA CORP
filed 2001-02-14
CIK 30841

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

                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                       Commission file number 000-07438

                               ----------------

                              ACTERNA CORPORATION
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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At January 15, 2000 there were 190,711,416 shares of common stock of the registrant outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ACTERNA CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I --FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Operations for the Three and Nine Months
    Ended December 31, 2000 and December 31, 1999.........................    3

    Condensed Consolidated Balance Sheets as of December 31, 2000 and
    March 31, 2000........................................................    4

    Condensed Consolidated Statements of Cash Flows for the Nine Months
    Ended December 31, 2000 and December 31, 1999.........................    5

    Notes to Condensed Consolidated Statements............................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................   24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   41

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................   43

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   43

ITEM 4. SUBMISSION OF MATTERS TO A VOTE...................................   43

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   43

                         PART I. Financial Information

Item 1. Financial Statements

                              ACTERNA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months
                                        Ended December     Nine Months Ended
                                              31,             December 31,
                                       ------------------  -------------------
                                         2000      1999      2000       1999
                                       --------  --------  ---------  --------
                                         (In thousands, except per share
                                                      data)
Net sales............................  $324,104  $122,225  $ 837,485  $316,808
Cost of sales........................   118,925    40,892    349,583   105,764
                                       --------  --------  ---------  --------
Gross profit.........................   205,179    81,333    487,902   211,044
Selling, general & administrative ex-
 pense...............................   125,561    41,378    317,105   107,014
Product development expense..........    40,279    16,349    105,162    41,687
Recapitalization and other related
 costs...............................       --        --       9,194    13,259
Purchased incomplete technology......       --        --      56,000       --
Amortization of intangibles..........    32,444     3,059     76,086     4,538
                                       --------  --------  ---------  --------
Total operating expenses.............   198,284    60,786    563,547   166,498
                                       --------  --------  ---------  --------
Operating income (loss)..............     6,895    20,547    (75,645)   44,546

Interest expense.....................   (27,941)  (12,989)   (73,734)  (38,429)
Interest income......................       765       572      2,473     1,872
Other income (expense), net..........    (1,755)      (16)    (2,825)      (40)
                                       --------  --------  ---------  --------
Income (loss) from continuing opera-
 tions before income taxes and ex-
 traordinary item....................   (22,036)    8,114   (149,731)    7,949
Provision (benefit) for income tax-
 es..................................    (3,730)    4,180     (9,301)    4,440
                                       --------  --------  ---------  --------
Net income (loss) from continuing op-
 erations before extraordinary item..  $(18,306) $  3,934  $(140,430) $  3,509
Discontinued operations:
Operating income, net of income tax
 provision of $591 and $8,373, re-
 spectively..........................       --        819        --     13,361
                                       --------  --------  ---------  --------
Net income (loss) before extraordi-
 nary item...........................   (18,306)    4,753   (140,430)   16,870
Extraordinary item, net of income tax
 benefit of $6,603...................       --        --     (10,659)      --
                                       --------  --------  ---------  --------
Net income (loss)....................  $(18,306) $  4,753  $(151,089) $ 16,870
                                       ========  ========  =========  ========
Income (loss) per common share--basic
Continuing operations................  $  (0.10) $   0.02  $   (0.77) $   0.02
Discontinued operations..............       --       0.01        --       0.09
Extraordinary loss...................       --        --       (0.06)      --
                                       --------  --------  ---------  --------
Net income (loss) per common share --
 basic...............................  $  (0.10) $   0.03  $   (0.83) $   0.11
                                       ========  ========  =========  ========
Income (loss) per common share dilut-
 ed:
  Continuing operations..............  $  (0.10) $   0.02  $   (0.77) $   0.02
  Discontinued operations............       --       0.01        --       0.08
  Extraordinary loss.................       --        --       (0.06)      --
                                       --------  --------  ---------  --------
  Net income (loss) per common share
   -- diluted........................  $  (0.10) $   0.03  $   (0.83) $   0.10
                                       ========  ========  =========  ========
Weighted average number of common
 shares:
  Basic..............................   190,300   148,914    181,634   147,998
  Diluted............................   190,300   164,150    181,634   160,267

           See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                              2000      March
                                                          (Unaudited)  31, 2000
                                                          ------------ --------
                                                             (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents..............................  $   71,790  $ 33,839
  Accounts receivable, net...............................     211,055    78,236
Inventories:
   Raw materials.........................................      49,413    11,085
   Work in process.......................................      39,001    12,859
   Finished goods........................................      56,941     6,308
                                                           ----------  --------
      Total inventory....................................     145,355    30,252
  Deferred income taxes..................................      29,005    21,548
  Other current assets...................................      50,864    16,332
                                                           ----------  --------
   Total current assets..................................     508,069   180,207
Property, plant and equipment, net.......................      87,795    27,316
Other assets:
  Net assets held for sale...............................      93,425    72,601
  Intangible assets, net.................................     652,971    58,508
  Deferred income taxes..................................         446    42,689
  Deferred debt issuance costs, net......................      26,939    21,382
  Other..................................................      20,039    12,135
                                                           ----------  --------
                                                           $1,389,684  $414,838
                                                           ==========  ========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
  Notes payable..........................................  $   15,207  $     --
  Current portion of long-term debt......................      17,742     7,646
  Accounts payable.......................................      85,623    38,374
   Accrued expenses:
   Compensation and benefits.............................      67,698    35,036
   Deferred revenue......................................      24,138    13,564
   Warranty..............................................      14,447     8,297
   Interest..............................................       5,213    10,055
   Taxes other than income taxes.........................      12,579     1,844
   Other.................................................      31,648     7,426
  Accrued income taxes...................................         --      5,703
                                                           ----------  --------
      Total current liabilities..........................     274,295   127,945
Long-term debt...........................................   1,086,666   572,288
Deferred income taxes....................................      49,143       --
Deferred compensation....................................      57,897    11,280
Stockholders' deficit:
  Common stock...........................................       1,907     1,225
  Additional paid-in capital.............................     805,641   344,873
  Accumulated deficit....................................    (775,018) (623,929)
  Unearned compensation..................................    (110,132)  (16,965)
  Other comprehensive loss...............................        (715)   (1,879)
                                                           ----------  --------
  Total stockholders' deficit............................     (78,317) (296,675)
                                                           ----------  --------
                                                           $1,389,684  $414,838
                                                           ==========  ========

           See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            ---------  -------
                                                             (In thousands)
Operating activities:
  Net income (loss)........................................ $(151,089) $16,870
  Adjustments for non-cash items included in net income:
    Depreciation...........................................    14,700    9,103
    Amortization of intangibles............................    76,086    7,053
    Amortization of inventory step-up......................    35,750      --
    Amortization of unearned compensation..................    14,123    1,451
    Amortization of deferred debt issuance costs...........     2,943    2,424
    Writeoff of deferred debt issuance costs...............    10,019      --
    Purchased incomplete technology........................    56,000      --
    Recapitalization and other related costs...............     9,194      --
    Other..................................................       125       84
  Change in deferred income taxes..........................    (4,538)     --
  Change in operating assets and liabilities...............   (90,710) (21,283)
                                                            ---------  -------
  Net cash flows provided by (used in) operating activi-
   ties, net of assets acquired............................   (27,397)  15,702
                                                            ---------  -------
Investing activities:
  Purchases of property and equipment......................   (23,474) (12,960)
  Proceeds from sale of business...........................     3,500      --
  Businesses acquired in purchase transactions, net of cash
   acquired................................................  (407,034) (73,394)
  Other....................................................    (4,709)  (3,660)
                                                            ---------  -------
Net cash flows used in investing activities................  (431,717) (90,014)
                                                            ---------  -------
Financing activities:
  Net borrowings of debt...................................   323,015   39,595
  Repayment of capital lease obligations...................       (17)    (341)
  Capitalized debt issuance costs..........................   (18,519)     --
  Proceeds from issuance of common stock, net of expenses..   199,609    3,604
                                                            ---------  -------
Net cash flows provided by financing activities............   504,088   42,858
Effect of exchange rate on cash............................    (7,023)     108
                                                            ---------  -------
Increase (decrease) in cash and cash equivalents...........    37,951  (31,346)
Cash and cash equivalents at beginning of year.............    33,839   70,362
                                                            ---------  -------
Cash and cash equivalents at end of period................. $  71,790  $39,016
                                                            =========  =======

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

   The Company is managed in two continuing business segments: communications test and inflight information systems. The communications test business develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services. The inflight information systems segment, through the Company's AIRSHOW, Inc. subsidiary, provides systems that deliver real-time news, information and flight data to aircraft passengers. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc., which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape, and DataViews Corporation, which was sold in June 2000.

   The Company operates on a fiscal year ending on March 31 in the calendar year indicated (e.g., references to fiscal 2001 refers to the Company's fiscal year which began April 1, 2000 and will end March 31, 2001).

B. Condensed Consolidated Financial Statements

   In the opinion of management, the unaudited condensed consolidated balance sheet at December 31, 2000 and March 31, 2000, and the unaudited consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's most recent Form 10-K as of March 31, 2000 and the Company's Current Report on Form 8-K dated May 31, 2000; its Current Report on Form 8-K/A dated July 18, 2000 disclosing pro forma information relating to the WWG Merger; its Current Report on Form 8-K dated August 30, 2000 relating to the Company changing its name from Dynatech Corporation to Acterna Corporation; its Current Report on Form 8-K dated September 22, 2000 relating to the Company changing its CUSIP number and its NASDAQ OTC symbol; and its Current Report on Form 8-K dated November 14, 2000 relating to the Company's press release on its second quarter earnings.

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

C. Acquisitions During Fiscal 2001

   Wavetek Wandel Goltermann, Inc.

   On May 23, 2000, the Company and its wholly-owned subsidiary DWW Acquisition Corporation, a Delaware corporation, completed their merger (the "WWG Merger") with Wavetek Wandel Goltermann, Inc., a Delaware corporation ("WWG"), pursuant to which WWG became an indirect, wholly-owned subsidiary of Acterna, for a purchase price of $371.2 million.

   The acquisition was accounted for using the purchase method of accounting. As part of the purchase price allocation, the Company increased the carrying value of the acquired inventory by $35 million in order to record this inventory at its fair value, and also recorded a charge of $51 million for acquired incomplete technology. This purchased incomplete technology had not reached technological feasibility and had no alternative future use. The Company generated approximately $521.4 million of excess purchase price that has been allocated on a preliminary basis between specific intangible assets and goodwill. This excess purchase price has been amortized using a weighted average six-year life. The final allocation of the purchase price has not yet been completed, however, and completion of the allocation of the excess purchase price and other purchase accounting adjustments depend upon certain valuations and other studies that are still in progress.

   In connection with the WWG Merger and the concurrent establishment of our new Senior Secured Credit Facility (see Note N. Long-Term Debt), the Company paid Clayton, Dubilier & Rice, Inc., an investment firm that manages Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, the Company's controlling stockholders, $6.0 million for services provided in connection with the WWG Merger and the related financing, of which $3.0 million has been allocated to deferred debt issuance costs and $3.0 million allocated to additional paid-in capital in connection with the Rights Offering. (See Note K. Income
   (Loss) Per Share).

   Superior Electronics Group, Inc., dba Cheetah Technologies

   On August 23, 2000, the Company acquired substantially all of the assets and assumed specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah") for a purchase price of approximately $166 million. The acquisition was accounted for using the purchase method of accounting. As part of the purchase price allocation, the Company increased the carrying value of the acquired inventory by $750 thousand in order to record this inventory at its fair value, and also recorded a charge of $5.0 million for acquired incomplete technology. This purchased incomplete technology had not reached technological feasibility and had no alternative future use. The Company generated a preliminary estimate of $132.7 million of excess purchase price that has been allocated on a preliminary basis between specific intangible assets and goodwill that is being amortized over a weighted average six-year life. The final allocation of the purchase price has not yet been completed, however, and completion of the allocation of the excess purchase price and other purchase accounting adjustments depend upon certain valuations and other studies that are still in progress.

   The Company funded the purchase price with borrowings of $100.0 million under its Senior Secured Credit Facility (see Note N. Long-Term Debt) and approximately $66.0 million from its existing cash balance.

   In connection with the Cheetah acquisition, options to purchase shares of Cheetah were converted into options to purchase shares of Acterna common stock based upon a conversion ratio designed to preserve the economic value of each converted option. The preliminary fair value as of the announcement date of the acquisition of all options converted has been estimated at $900 thousand using an option-pricing model. A preliminary total of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately two years).

D. Acquistitions During Fiscal 2000

   Sierra Design Labs

   On September 10, 1999, the Company purchased the outstanding stock of Sierra Design Labs ("Sierra") for a total purchase price of $6.3 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $4.9 million of goodwill, which is being amortized over ten years. The operating results of Sierra have been included in the consolidated financial statements since September 10, 1999 and is included within the Company's Other Subsidiaries.

   Applied Digital Access, Inc.

   On November 1, 1999, the Company acquired all the outstanding stock of Applied Digital Access, Inc.("ADA") for a total purchase price of approximately $81.0 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $46.0 million of goodwill which is being amortized over three years. The operating results of ADA have been included in the consolidated financial statements since November 1, 1999 and is included within the Company's Communications Test segment.

E. Divestiture

   In June 2000, the Company sold the assets and liabilities of DataViews Corporation ("DataViews"), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company's financial statements within "Other Subsidiaries".

F. Discontinued Operations

   In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of the Company's ICS Advent and Itronix Corporation subsidiaries. In connection with its decision, the Board authorized management to retain one or more investment banks to assist the Company with respect to the divestiture. The segment's results of operations (including net sales, operating costs and expenses and income taxes) for the nine month period ended December 31, 2000 was a loss of $14.2 million, and has been deferred and included in the balance sheet as net assets held for sale within non-current assets. The Company's balance sheets as of December 31, 2000 and March 31, 2000 reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statement of Cash Flows for the nine-month period ended December 31, 1999 has not been reclassified for the discontinued businesses.

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

G. Extraordinary Item

   In connection with the refinancing of the debt related to the WWG Merger in the first quarter of fiscal 2001, the Company recorded an extraordinary charge of $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders to repurchase WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition the Company booked a charge of $10.0 million (pretax) for the writeoff of the unamortized deferred debt issuance costs that originated at the time of the recapitalization of the Company in May of 1998.

H. Recapitalizaton

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

I. Recapitalization and Other Related Costs

   Recapitalization and other related costs from continuing operations during the first nine months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. Recapitalization and other related costs during the first nine months of fiscal 2000 of $13.3 million related to termination expenses of certain executives including those arising from the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

J. Taxes

   The effective tax rate for the three months ended December 31, 2000 was 16.9% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (2) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

   The effective tax rate for the nine months ended December 31, 2000 was 6.2% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) the $56 million non-deductible charge for purchased incomplete technology in connection with the WWG Merger and Cheetah acquisition; (2) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (3) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

                              ACTERNA CORPORATION

K. Income (Loss) Per Share

   Income (loss) per share is calculated as follows (In thousands, except per share data):

                                             Three Months
                                                Ended,       Nine Months Ended
                                             December 31,      December 31,
                                           ----------------- ------------------
                                             2000     1999     2000      1999
                                           --------  ------- ---------  -------
   Net income (loss):
   Continuing operations.................  $(18,306) $ 3,934 $(140,430) $ 3,509
   Discontinued operations...............       --       819       --    13,361
   Extraordinary item....................       --       --    (10,659)     --
                                           --------  ------- ---------  -------
   Net income (loss).....................  $(18,306) $ 4,753 $(151,089) $16,870
                                           ========  ======= =========  =======
   BASIC:
   Common stock outstanding, beginning of
    period...............................   190,070  121,429   122,527  120,665
   Weighted average common stock issued
    during the period....................       230      632    53,578      645
                                           --------  ------- ---------  -------
                                            190,300  122,061   176,105  121,310
   Bonus element adjustment related to
    rights offering......................       --    26,853     5,529   26,688
                                           --------  ------- ---------  -------
   Weighted average common stock out-
    standing, end of period..............   190,300  148,914   181,634  147,998
                                           ========  ======= =========  =======
   Income (loss) per common share:
   Continuing operations.................  $  (0.10) $  0.02 $   (0.77) $  0.02
   Discontinued operations...............       --      0.01       --      0.09
   Extraordinary item....................       --       --      (0.06)     --
                                           --------  ------- ---------  -------
   Net income (loss) per common share....  $  (0.10) $  0.03 $   (0.83) $  0.11
                                           ========  ======= =========  =======
   DILUTED:
   Common stock outstanding, beginning of
    period...............................   190,070  121,429   122,527  120,665
   Weighted average common stock issued
    during the period....................       230      632    53,578      645
   Weighted average of dilutive potential
    common stock.........................       --    12,488       --    10,056
                                           --------  ------- ---------  -------
                                            190,300  134,549   176,105  131,366
   Bonus element adjustment related to
    rights offering......................       --    29,601     5,529   28,901
                                           --------  ------- ---------  -------
   Weighted average common stock out-
    standing, end of period..............   190,300  164,150   181,634  160,267
                                           ========  ======= =========  =======
   Income (loss) per common share:
   Continuing operations.................  $  (0.10) $  0.02 $   (0.77) $  0.02
   Discontinued operations...............       --      0.01       --      0.08
   Extraordinary loss....................       --       --      (0.06)     --
                                           --------  ------- ---------  -------
   Net income (loss) per common share....  $  (0.10) $  0.03 $   (0.83) $  0.10
                                           ========  ======= =========  =======

--------
   As of December 31, 2000 and 1999, the Company had options outstanding to purchase 39.7 million and 32.0 million shares of common stock, respectively.

                              ACTERNA CORPORATION

   On May 23, 2000, in order to finance the WWG Merger, the Company sold 12.5 million and 30.625 million shares of common stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"; together with CDR Fund V, the "CDR Funds"), respectively, at a price of $4.00 per share. In order to reverse the diminution of percentage ownership of all other common stockholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all its common stock stockholders (including CDR Fund V) of record on April 20, 2000 (the "Rights Offering"). CDR Fund V elected to waive its right to participate in this Rights Offering. As a result, on June 30, 2000, the Company sold 4,983,000 shares of common stock to stockholders of record on April 20, 2000 (other than CDR Fund V), that subscribed for shares in the Rights Offering, at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to the CDR Funds, was $11.25.

   For purposes of calculating weighted average shares and earnings per share, the Company has treated both the sale of common stock to the CDR Funds and the sale of common stock in the Rights Offering as a rights offer. Since the common stock has been offered to all stockholders at a price that is less than that of the market trading price (the "bonus element"), a retroactive adjustment has been made to weighted average shares to take this bonus element into account.

   For the three and nine month periods ended December 31, 2000, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents which totaled 12.7 million shares and 14.5 million shares, respectively, as the Company incurred a net loss from continuing operations. The common stock equivalents have been excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have an antidilutive effect by reducing the loss from continuing operations on a per share basis.

L. SEGMENT INFORMATION

   Net sales and earnings before interest, taxes and amortization ("EBITA") for the three and nine months ended December 31, 2000 and 1999 and total assets as of December 31, 2000 and 1999 are shown below (in thousands):

                                             Three Months
                                                 Ended       Nine Months Ended
                                             December 31,       December 31,
                                           ----------------- ------------------
                   SEGMENT                   2000     1999     2000      1999
                   -------                 --------- ------- --------- --------
   Communications test segment:
     Net sales............................ $ 296,244 $96,923 $ 754,100 $241,442
     EBITA................................    41,139  20,745   100,429   45,852
     Total assets......................... 1,147,015 180,275 1,147,015  180,275
   Inflight information systems segment:
     Net sales............................    19,079  17,257    57,408   53,055
     EBITA................................     3,870   4,030    12,085   16,471
     Total assets.........................    45,099  40,074    45,099   40,074
   Other subsidiaries:
     Net sales............................     8,781   8,045    25,977   22,311
     EBITA................................     2,834   1,687     7,113    5,398
     Total assets.........................    12,282  11,965    12,282   11,965
   Discontinued operations:
     Net assets held for sale.............    93,425     N/A    93,425      N/A
     Total assets.........................    93,425  75,631    93,425   75,631

                              ACTERNA CORPORATION

                                      Three Months Ended   Nine Months Ended
                                         December 31,         December 31,
                                      -------------------  -------------------
                SEGMENT                 2000       1999      2000       1999
                -------               ---------  --------  ---------  --------
   Corporate:
     Income (loss) before interest
      and taxes.....................     (1,504)     (469)    (4,563)     (133)
     Total assets...................     91,863    99,052     91,863    99,052
   Total company:
     Net sales......................  $ 324,104  $122,225  $ 837,485  $316,808
     EBITA..........................     46,339    25,993    115,064    67,588
     Total assets...................  1,389,684   406,997  1,389,684   406,997

   The following are excluded from the calculation of EBITA:
   Recapitalization and other
    costs...........................        --        --       9,194    13,259
   Purchased incomplete technology..        --        --      56,000       --
   Amortization of unearned compen-
    sation..........................      6,157       485     14,123     1,103
   Amortization of inventory step-
    up..............................        562       --      35,750       --
   Other (a) .......................      2,036       --       2,380       --

(a) During the third quarter of fiscal 2001, the Company recorded a charge of $2,036 within selling, general and administrative expense that was related to the writeoff of all expenses capitalized in connection with the Company's registration statement on Form S-1, which the Company filed for a potential common stock offering in July 2000. The Company is amending this registration statement by converting it to a universal shelf registration statement on Form S-3 under which, upon effectiveness, the Company may offer from time to time up to $1 billion of equity or debt securities.

M. INTANGIBLE ASSETS

   Intangible assets acquired primarily from business acquisitions are summarized as follows:

                                                          December 31, March 31,
                                                              2000       2000
                                                          ------------ ---------
   Product technology....................................  $  221,441  $  9,236
   Excess of cost over net assets acquired...............     411,939    67,328
   Other intangible assets...............................     118,517     4,177
                                                           ----------  --------
    .....................................................     751,897    80,741
   Less accumulated amortization.........................      98,926    22,233
                                                           ----------  --------
   Total.................................................  $  652,971  $ 58,508
                                                           ==========  ========

N. LONG-TERM DEBT

   Long-term debt is summarized below:
                                                          December 31, March 31,
                                                              2000       2000
                                                          ------------ ---------
   Senior Secured Credit Facility........................  $  802,501  $304,861
   Senior Subordinated Notes.............................     275,000   275,000
   Capitalized leases and other debt.....................      26,907        73
                                                           ----------  --------
   Total debt............................................   1,104,408   579,934
   Less current portion..................................      17,742     7,646
                                                           ----------  --------
   Long-term debt........................................  $1,086,666  $572,288
                                                           ==========  ========

                              ACTERNA CORPORATION

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

   Upon consummation of the WWG Merger, the Company restructured its existing bank debt as well as the senior subordinated debt, bank debt and other debt of WWG. As a result, on May 23, 2000, the Company entered into a new credit facility with a syndicate of lenders (the "Senior Secured Credit Facility"), that provides for loans in an aggregate principal amount of up to $860 million, consisting of (1) a revolving credit facility available to Acterna LLC in U.S. dollars or euros, in an aggregate principal amount of up to $175 million, which can also be used to issue letters of credit (the "Revolving Credit Facility"), (2) a Tranche A term loan of $75 million to Acterna LLC with a six year amortization (the "Tranche A Term Loan"), (3) a Tranche B term loan of $510 million to Acterna LLC with a seven and one-half year amortization (the "Tranche B Term Loan"), and (4) German term loans from certain German banks in an aggregate amount equal to Euro
   108.375 million to the Company's German subsidiaries with six year amortization periods (the "German Term Loans") (all term loans collectively, the "Term Loans"). The Company used the Term Loans to refinance certain existing indebtedness of the Company and as part of the financing for the WWG merger.

   On August 23, 2000, the Company borrowed $100 million under the Revolving Credit Facility to finance the Cheetah acquisition. The balance of the Revolving Credit Facility as of December 31, 2000 was $38 million and is available to the Company from time to time for potential acquisitions and other general corporate purposes.

   The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix the interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $220 million of the Company's debt outstanding is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin) per annum until September 2001. At December 31, 2000, the Company had $195 million notional amount of debt subject to interest rate hedge agreements at an average annual fixed rate of 5.785%. In addition, through the acquisition of WWG, the Company obtained three additional interest rate hedge contracts for a total of DM 20 million (approximately $9.0 million). At December 31, 2000, all of the interest rate hedge agreements had an interest rate lower than the three-month LIBOR quoted by the respective financial institution counterparties, as variable rate three-month LIBOR interest rates increased after the swap interest rate hedge agreements became effective.

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

   As of December 31, 2000, the Company was in compliance with all the covenants as defined in the credit agreement for the Senior Secured Credit Facility.

                              ACTERNA CORPORATION

O. STOCKHOLDERS' DEFICIT

   The following is a summary of the change in stockholders' deficit for the period ended December 31, 2000:

                          Number
                            Of
                          Shares         Additional                              Other         Total
                          Common  Common  Paid-In   Accumulated   Unearned   Comprehensive Stockholders'
                           Stock  Stock   Capital     Deficit   Compensation     Loss         Deficit
                          ------- ------ ---------- ----------- ------------ ------------- -------------
Balance, March 31,
 2000...................  122,527 $1,225  $344,873   $(623,929)  $ (16,965)     $(1,879)     $(296,675)
Net loss current year...                              (151,089)                               (151,089)
Translation adjustment..                                                          1,164          1,164
                                                                                             ---------
Total comprehensive
 loss...................                                                                      (149,925)
                                                                                             ---------
Adjustment to unearned
 compensation...........                    (1,774)                  1,763                         (11)
Issuance of common stock
 to CDR Funds...........   43,125    431   172,069                                             172,500
Issuance of common stock
 rights offering, net of
 fees...................    4,983     50    16,882                                              16,932
Issuance of common stock
 to WWG stockholders....   14,987    150   129,850                                             130,000
Stock option expense....                    12,254                                              12,254
Conversion of Cheetah
 stock options..........                       900                                                 900
Amortization of unearned
 compensation-continuing
 operations.............                                            14,123                      14,123
Amortization of unearned
 compensation-discontin-
 ued operations.........                                             1,072                       1,072
Exercise of stock option
 and other issuances....    5,077     51    10,126                                              10,177
Unearned compensation
 from stock option
 grants.................                   103,404                (110,125)                     (6,721)
Tax benefit from exer-
 cise of stock options..                    17,057                                              17,057
                          ------- ------  --------   ---------   ---------      -------      ---------
Balance, December 31,
 2000...................  190,699 $1,907  $805,641   $(775,018)  $(110,132)     $  (715)     $ (78,317)
                          ======= ======  ========   =========   =========      =======      =========

                              ACTERNA CORPORATION

P. UNEARNED COMPENSATION

   Since the time of the Recapitalization, the Company has issued non-qualified stock options to primarily all employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company's board of directors. The exercise price may or may not be equal to the trading price on the public market on the dates of the grants. During the first nine months of fiscal 2001, the Company issued approximately 12.4 million non-qualified stock options to former WWG and Cheetah employees who became active employees of the Company at exercise prices lower than the closing price in the public market on the dates of grants. The Company, therefore, incurred a charge of approximately $110.1 million for the difference between the closing price in the public market and the exercise price of the options and recorded the charge as unearned compensation within stockholders' equity. This unearned compensation charge will be amortized to expense over the options' vesting periods, of up to five years.

   The Board of Directors voted on October 23, 2000 to issue non-qualified stock options based on the price in the public market as of the day prior to the date of the grant for all stock options issued after that date.

Q. LEGAL PROCEEDINGS

   The Company is party to various legal actions that arose in the ordinary course of our business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

  Whistler Litigation

   In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The decision was appealed by CMI on October 24, 2000. The Company does not expect that the outcome of this action will have a material impact on the results of operations or financial position of the Company.

R. NEW PRONOUNCEMENTS

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

                              ACTERNA CORPORATION

   December 15, 1998 or January 12, 2000. The Company has adopted Fin 44 and the application of FIN 44 did not have a material impact on its results of operations or financial position.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.

S. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The column captioned "Pro Forma" set forth in these Unaudited Pro Forma Condensed Consolidated Financial Statements gives effect to the following:

  . the merger with WWG (after giving effect to certain divestitures by WWG that occurred prior to our merger with WWG);

  . the sales, in connection with the WWG merger, of 43,125,000 newly-issued but unregistered shares of our common stock to CDR Fund V and CDR Fund VI, and the concurrent establishment of our new Senior Secured Credit Facility;

  . the sale of 4,983,048 newly-issued registered shares of common stock to stockholders of record on April 20, 2000 (other than CDR Fund V) in the Rights Offering completed on June 30, 2000;

  . the acquisition of substantially all of the assets and specified liabilities of Cheetah Technologies (after giving effect to the sale of a building and the exclusion of specified assets and liabilities that were not acquired);

  . the acquisitions of Sierra and ADA; and

  . the divestiture of DataViews.

   The pro forma adjustments are based on currently available information and certain adjustments that management believes are reasonable. This pro forma financial information is presented for informational purposes only and does not necessarily represent what our financial position or results of operations would have been if these transactions had in fact occurred at the beginning of the periods presented and is not necessarily indicative of our financial position or results of operations for any future period.

   The condensed, unaudited pro forma statement of operations data listed below is for the nine months ended December 31, 1999 (in thousands except per share data):

                                                                     Nine Months
                                                                        Ended
                                                                     December 31,
                                                                         1999
                                                                     ------------
   Net sales........................................................   $728,619
   Net operating loss before extraordinary item.....................    (78,502)
   Loss per share--basic and diluted:
     Net operating loss before extraordinary item...................   $  (0.43)

   The unaudited, pro forma condensed consolidating statements of operations listed below are for the nine months ended December 31, 2000 and for the twelve months ended March 31, 2000:

                              ACTERNA CORPORATION
      Unaudited Pro Forma Condensed Consolidated Statement of Operations
                  For the Nine Months Ended December 31, 2000
                     (In thousands, except per share data)

                                                            Pro   Amortization    Other
                                                   Pro     Forma       of       Pro Forma
                                      DataViews   Forma   Cheetah Intangibles  Adjustments
                           Acterna   Divestiture   WWG      (3)       (4)          (5)     Pro Forma
                          ---------  ----------- -------  ------- ------------ ----------- ---------
Net sales...............  $ 837,485     $(853)   $76,918  $22,518        --          --    $ 936,068
Cost of sales...........    349,583      (272)    28,272   11,001        --          --      388,584
                          ---------     -----    -------  -------   --------     -------   ---------
Gross profit............    487,902      (581)    48,646   11,517        --          --      547,484
Selling, general & ad-
 ministrative expense...    317,105      (587)    30,919    7,337        --          --      354,774
Product development ex-
 pense..................    105,162      (245)    11,245    2,884        --          --      119,046
Recapitalization and
 other related costs....      9,194       --         --       --         --          --        9,194
Purchased incomplete
 technology.............     56,000       --       1,603      --         --          --       57,603
Amortization of intangi-
 bles...................     76,086       --       2,352      --      18,621         --       97,059
                          ---------     -----    -------  -------   --------     -------   ---------
Total operating ex-
 penses.................    563,547      (832)    46,119   10,221     18,621         --      637,676
                          ---------     -----    -------  -------   --------     -------   ---------
Operating income
 (loss).................    (75,645)      251      2,527    1,296    (18,621)        --      (90,192)
Interest expense........    (73,734)      --      (3,710)     --         --      (11,080)    (88,524)
Interest income.........      2,473       --          63      --         --          --        2,536
Other income (expense)..     (2,825)       55     (2,483)     --         --          --       (5,253)
                          ---------     -----    -------  -------   --------     -------   ---------
Income (loss) from con-
 tinuing operations be-
 fore income taxes......   (149,731)      306     (3,603)   1,296    (18,621)    (11,080)   (181,433)
Provision (benefit) for
 income taxes...........     (9,301)      (26)     7,475      518     (4,877)     (4,432)    (10,643)
                          ---------     -----    -------  -------   --------     -------   ---------
Net income (loss) from
 continuing operations..  $(140,430)    $ 332    (11,078) $   778   $(13,744)    $(6,648)  $(170,790)
                          =========     =====    =======  =======   ========     =======   =========
Income (loss) per share
 from continuing opera-
 tions:
- Basic.................  $   (0.77)                                                       $   (0.90)
- Diluted...............  $   (0.77)                                                       $   (0.90)
Weighted average number
 of shares (6):
- Basic.................    181,634                                                          188,724
- Diluted...............    181,634                                                          188,724


                              ACTERNA CORPORATION
       Unaudited Pro Forma Condensed Consolidated Statement of Operations
                   For the Twelve Months Ended March 31, 2000
                      (In thousands except per share data)

                                        Other                 Pro   Amortization  Other Pro
                                    Acquisitions/   Pro      Forma       of         Forma
                                    Divestitures   Forma    Cheetah Intangibles  Adjustments
                          Acterna        (1)      WWG (2)     (3)       (4)          (5)     Pro Forma
                          --------  ------------- --------  ------- ------------ ----------- ---------
Net sales...............  $453,239     $20,474    $475,680  $46,396   $    --     $    --    $ 995,789
Cost of sales...........   157,090       9,557     179,262   22,569                    --      368,478
                          --------     -------    --------  -------   --------    --------   ---------
Gross profit............   296,149      10,917     296,418   23,827                    --      627,311
                          --------     -------    --------  -------   --------    --------   ---------
Selling, general & ad-
 ministrative expense...   156,499       8,804     175,446   16,398                    --      357,147
Product development ex-
 pense..................    61,172       4,855      69,126    6,049                    --      141,202
Recapitalization and
 other related costs....    27,942         --          --       --                     --       27,942
Restructuring and other
 non-recurring charges..       --          --        4,400      --                     --        4,400
Amortization of intangi-
 bles...................     8,789         --       18,765      --      99,413         --      126,967
                          --------     -------    --------  -------   --------    --------   ---------
Total operating ex-
 penses.................   254,402      13,659     267,737   22,447     99,413         --      657,658
                          --------     -------    --------  -------   --------    --------   ---------
Operating income
 (loss).................    41,747      (2,742)     28,681    1,380    (99,413)        --      (30,347)
Interest expense........   (51,916)        --      (20,497)     --                 (35,817)   (108,230)
Interest income.........     2,354         --          769      --                     --        3,123
Other income (expense),
 net....................       (68)         57       1,665      --                     --        1,654
                          --------     -------    --------  -------   --------    --------   ---------
Income (loss) from con-
 tinuing operations be-
 fore income taxes and
 extraordinary item.....    (7,883)     (2,685)     10,618    1,380    (99,413)    (35,817)   (133,800)
Provision (benefit) for
 income taxes...........    (1,169)        121       9,093      552    (16,961)    (14,327)    (22,691)
                          --------     -------    --------  -------   --------    --------   ---------
Net income (loss) from
 continuing operations..  $ (6,714)    $(2,806)   $  1,525  $   828   $(82,452)   $(21,490)  $(111,109)
                          ========     =======    ========  =======   ========    ========   =========
Income (loss) per share
 from continuing opera-
 tions:
- Basic.................  $  (0.05)                                                            $(0.60)
- Diluted...............  $  (0.05)                                                            $(0.60)
Weighted average number
 of shares (6):
- Basic.................   148,312                                                             184,646
- Diluted...............   148,312                                                             184,646

1. Other Acquisitions/Divestitures as of March 31, 2000 (in thousands):

                                                                    Pro Forma
                                                                      Other
                                                                  Acquisitions/
                                      Sierra     ADA    DataViews Divestitures
                                      -------  -------  --------- -------------
Net sales............................ $ 1,702  $24,594   $(5.822)    $20,474
Cost of sales........................   1,242    9,341    (1,026)      9,557
                                      -------  -------   -------     -------
Gross profit.........................     460   15,253    (4,796)     10,917
                                      -------  -------   -------     -------
Selling, general & administrative
 expense.............................   1,337   10,920    (3,453)      8,804
Product development expense..........     377    6,068    (1,590)      4,855
                                      -------  -------   -------     -------
    Total operating expenses.........   1,714   16,988    (5,043)     13,659
                                      -------  -------   -------     -------
Operating income (loss)..............  (1,254)  (1,735)      247      (2,742)
Other income (expense), net..........       2      --         55          57
                                      -------  -------   -------     -------
Income (loss) from continuing
 operations before income taxes and
 extraordinary item..................  (1,252)  (1,735)      302      (2,685)
Provision (benefit) for income
 taxes...............................     --       --        121         121
                                      -------  -------   -------     -------
Net income (loss) from continuing
 operations.......................... $(1,252)  (1,735)      181     $(2,806)
                                      =======  =======   =======     =======

2. Pro Forma WWG

   Set forth below are the unaudited pro forma results of operations for WWG for the twelve months ended March 31, 2000. The WWG results of operations have been adjusted to exclude the historical results of operations for certain divestitures by WWG that occurred prior to the merger with Acterna.

   WWG's fiscal year ended on September 30. The WWG historical information for the twelve months ended March 31, 2000 has been derived from the Statement of Operations for the year ended September 30, 1999 included in WWG's Form 10-K for the year ended September 30, 1999, then adding the Statement of Operations for the six months ended March 31, 2000, included in WWG's Form 10-Q for the period ended March 31, 2000, and then subtracting the Statement of Operations for the six months ended March 31, 1999, included in WWG's Form 10-Q for the period ended March 31, 1999. (in thousands).

                                                   Twelve Months Ended
                                                      March 31, 2000
                                             --------------------------------
                                                                      Total
                                                                       Pro
                                                WWG         WWG       Forma
                                             Historical Divestitures   WWG
                                             ---------- ------------ --------
Sales.......................................  $519,059    $(43,379)  $475,680
Cost of Sales...............................   205,598     (26,336)   179,262
                                              --------    --------   --------
Gross Profit................................   313,461     (17,043)   296,418
Selling, general and administrative
 expense....................................   188,711     (13,265)   175,446
Product development expense.................    71,055      (1,929)    69,126
Restructuring and other non-recurring
 charges....................................     4,400         --       4,400
Amortization of intangibles.................    18,765         --      18,765
                                              --------    --------   --------
Total operating expenses....................   282,931     (15,194)   267,737
                                              --------    --------   --------
    Operating Income........................    30,530      (1,849)    28,681
Interest expense............................   (20,497)        --     (20,497)
Interest income.............................       769         --         769
Other income, net...........................     1,584          81      1,665
                                              --------    --------   --------
Income (loss) from continuing operations
 before income taxes........................    12,386      (1,768)    10,618
Provision (benefit) for income taxes........     9,773        (680)     9,093
                                              --------    --------   --------
Net (loss) income from continuing
 operations.................................  $  2,613    $ (1,088)  $  1,525
                                              ========    ========   ========

3. Pro Forma Cheetah and Purchase Accounting Relating to the Cheetah
Acquisition

   Set forth below are the unaudited pro forma results of operations for Cheetah for the period from April 1, 2000 through August 23, 2000 and for the twelve months ended March 31, 2000. The Cheetah results have been adjusted to reflect the elimination of interest expense on the debt that was not assumed in the Cheetah acquisition and the recording of an income tax provision at Acterna's effective statutory rate of 40% as Cheetah was not a tax paying entity prior to the acquisition (in thousands).

                                  For the period                      For the
                                 April 1, 2000 -                Twelve Months Ended
                                 August 23, 2000                   March 31, 2000
                         -------------------------------- --------------------------------
                          Cheetah                Cheetah   Cheetah                Cheetah
                         Historical Adjustments Pro Forma Historical Adjustments Pro Forma
                         ---------- ----------- --------- ---------- ----------- ---------
Net sales...............  $22,518     $   --     $22,518   $46,396     $   --     $46,396
Cost of sales...........   11,001         --      11,001    22,569         --      22,569
                          -------     -------    -------   -------     -------    -------
Gross profit............   11,517         --      11,517    23,827         --      23,827
Selling, general and
 administrative
 expense................    6,976     (111)(a)     7,337    15,487     (279)(a)    16,398
                                       472 (b)                         1,190(b)
Product development
 expense................    2,884         --       2,884     6,049         --       6,049
                          -------     -------    -------   -------     -------    -------
Total operating
 expense................    9,860         361     10,221    21,536         911     22,447
                          -------     -------    -------   -------     -------    -------
  Operating income
   (loss)...............    1,657        (361)     1,296     2,291        (911)     1,380
Interest expense........     (601)      601(c)       --     (1,908)    1,908(c)       --
Other...................      --          --         --        --          --         --
                          -------     -------    -------   -------     -------    -------
Income (loss) before
 income taxes...........    1,056         240      1,296       383         997      1,380
                          -------     -------    -------   -------     -------    -------
Provision (benefit) for
 income taxes...........      --        518(d)       518       --        552(d)       552
                          -------     -------    -------   -------     -------    -------
Net income (loss).......  $ 1,056     $  (278)   $   778   $   383     $   445    $   828
                          =======     =======    =======   =======     =======    =======

--------
(a) Reflects the reduction in annual depreciation expense associated with the building that was sold prior to the Cheetah acquisition
(b) Reflects the anticipated rental expense associated with the building that was sold prior to the Cheetah acquisition and then leased back to Acterna under an operating lease arrangement upon the consummation of the Cheetah acquisition
(c) Reflects the elimination of interest expense on the debt that was not assumed in the Cheetah acquisition
(d) Reflects the application of an effective statutory income tax rate of 40% to Cheetah's historical income from continuing operations before income taxes of $1,056 and $383, the net increase in facilities cost of $361 and $911, and the elimination in interest expense of $601 and $1,908, for the periods presented

4. Purchase Accounting Relating to the WWG Merger and the Cheetah Acquisition

   The estimated incremental increase related to the amortization of the estimated intangible assets is as follows (in thousands):

                                              For the            For the
                                         Nine Months Ended Twelve Months Ended
                                         December 31, 2000   March 31, 2000
                                         ----------------- -------------------
Pro forma amortization expense related
 to WWG.................................      $65,181           $ 86,908
Pro forma amortization expense related
 to Cheetah.............................       16,585             22,089
Pro forma amortization of other
 acquisitions' intangible assets........          --               9,181
Less WWG historical amortization of
 intangible assets......................       (2,352)          (18,765)
Less Acterna historical amortization
 expense related to WWG.................      (52,869)               --
Less Acterna historical amortization
 expense related to Cheetah.............       (7,924)               --
                                              -------           --------
                                              $18,621           $ 99,413
                                              =======           ========

5. Restructuring of Bank Debt

   Upon consummation of the WWG merger, the Company restructured its existing bank debt, as well as the senior subordinated debt, bank debt and other debt of WWG. (See Note N. Long-Term Debt) In conjunction with the acquisition of Cheetah the Company borrowed approximately $100.0 million under the Revolving Credit Facility.

   The estimated incremental increase to interest expense due to the restructuring of the debt and the incremental borrowing is as follows:

                                                For the            For the
                                           Nine Months Ended Twelve Months Ended
                                           December 31, 2000   March 31, 2000
                                           ----------------- -------------------
                                                      (in thousands)
   Pro Forma Interest Expense from the
    Senior Secured Credit Facility:
   Revolving Credit Facility, $100
    million at an interest rate of 2.75%
    plus LIBOR (9.5%)....................       $ 7,125            $ 9,500
   Tranche A term loan, $75 million at an
    interest rate of 2.75% plus LIBOR
    (9.5%)...............................         5,344              7,125
   Tranche B term loan, $510 million at
    an interest rate of 3.25% plus LIBOR
    (10%)................................        38,250             51,000
   German term loans, approximately $100
    million at an interest rate of 2.75%
    plus LIBOR (9.5%)....................         7,125              9,500
                                                -------            -------
                                                $57,844            $77,125
                                                -------            -------
   Pro Forma Interest Expense from
    amortization of debt issuance costs
    relating to the Senior Secured Credit
    Facility:
     Debt issuance costs related to the
      Revolving Credit Facility (6 year
      amortization)......................           283                377
     Debt issuance costs related to the
      Tranche A term loan (6 year
      amortization)......................           213                284
     Debt issuance costs related to the
      Tranche B term loan (7.5 year
      amortization)......................         1,156              1,541
                                                -------            -------
                                                  1,652              2,202
                                                -------            -------
   Historical Interest Expense:
   Historical interest expense related to
    the WWG retired debt.................        (2,910)           (20,497)
   Historical interest expense related to
    the Senior Secured Credit Facility...       (43,790)           (21,121)
   Historical interest expense for the
    amortization of the debt issuance
    costs related to the retired debt....          (400)            (1,892)
   Historical interest expense for the
    amortization of the debt issuance
    costs related to the Senior Secured
    Credit Facility for the period from
    May 23, 2000 to December 31, 2000....        (1,316)               --
                                                -------            -------
                                                (48,416)           (43,510)
                                                -------            -------
   Incremental Pro Forma Interest
    Expense..............................       $11,080            $35,817
                                                =======            =======

                              ACTERNA CORPORATION

6. Weighted Average Number of Common Shares

                                                For the            For the
                                           Nine Months Ended Twelve Months Ended
                                           December 31, 2000   March 31, 2000
                                           ----------------- -------------------
                                                      ( in thousands)
   Common shares outstanding beginning of
    period...............................       122,527            120,665
   Weighted average common shares issued
    during the period....................         3,102                886
   Issuance of our common shares in the
    WWG acquisition......................        14,987             14,987
   Sale of our common shares to CDR Fund
    V and CDR Fund VI in connection with
    the WWG acquisition..................        43,125             43,125
   Sale of our common shares in the
    Rights Offering......................         4,983              4,983
                                                -------            -------
   Pro forma weighted average number of
    shares...............................       188,724            184,646
                                                =======            =======

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

OVERVIEW

   The Company reports its results of continuing operations in two business segments: communications test and inflight information systems. The Company's communications test business develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services. The Company's inflight information systems segment, through its AIRSHOW, Inc. subsidiary, is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include da Vinci Systems, Inc., which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape; and DataViews Corporation, which was sold in June 2000.

   In July 2000, the Company filed a registration statement on Form S-1 for a potential common stock offering. The Company is amending this registration statement by converting it to a universal shelf registration statement on Form S-3 under which, upon effectiveness, the Company may offer from time to time up to $1 billion of equity or debt securities.

   On August 23, 2000, the Company acquired substantially all the assets and specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah"), for a purchase price of approximately $166 million. The acquisition was accounted for using the purchase method of accounting and resulted in a preliminary estimate of $132.7 million of excess purchase price that will be amortized over a weighted average 6 years. Cheetah is a leading global supplier of automated test, monitoring, and management systems for cable television and telecommunications networks.

   On May 23, 2000, the Company completed the merger of one of its subsidiaries with Wavetek Wandel Goltermann, Inc. ("WWG"), a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe for a purchase price of $371.2 million. To finance the WWG Merger, the Company sold 12.5 million and 30.625 million newly-issued, but unregistered shares of its common stock to CDR Fund V and CDR Fund VI, respectively, for an aggregate purchase price of $172.5 million. In addition, on June 30, 2000, the Company sold in the Rights Offering 4.983 million newly-issued, registered shares of common stock to stockholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The Rights Offering provided such stockholders with the opportunity to reverse the diminution of their percentage equity ownership interest in the Company that resulted from the sale of common stock to CDR Fund V and CDR Fund VI. As of December 31, 2000, CDR Fund V and CDR Fund VI, the Company's controlling stockholders, collectively hold approximately 81% of the outstanding shares of common stock of the Company.

   In connection with the WWG Merger, the Company entered into a new credit facility for $860 million with a syndicate of lenders. The proceeds were used to finance the WWG Merger, refinance WWG and Acterna debt and provide for additional working capital and borrowing capacity.

   In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of the Company's ICS Advent and Itronix Corporation subsidiaries. In connection with its decision, the Board authorized management to retain one or more investment banks to assist the Company with respect to the divestiture. The segment's results of operations including net sales, operating costs and expenses and income taxes for the three and nine month periods ended December 31, 2000 have been deferred and included in the balance sheet as net assets held for sale within non-current assets. The segment's results of operations including net sales, operating costs and expenses and income taxes for the three and nine month periods ended December 31, 1999 have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheets as of December 31, 2000 and March 31, 2000 reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statement of Cash Flows for the nine-month period ended December 31, 1999 has not been reclassified for the discontinued businesses.

   Management anticipates net operating losses from the discontinued segment through the first quarter of fiscal 2002, at which time the Company anticipates having sold these businesses. The pretax operating loss for the segment for the nine-month period ended December 31, 2000 was $14.2 million. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets and the operating losses through the date of disposition. Accordingly, the anticipated net gain from the disposal of the segment will not be reflected in the statements of operations until they are realized.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2000 as Compared to Three Months Ended December 31, 1999 on a Consolidated Basis

   Net sales. For the three months ended December 31, 2000 consolidated net sales increased $201.9 million to $324.1 million as compared to $122.2 million for the three months ended December 31, 1999. The increase occurred within all business units, though primarily in the communications test segment. Of the $201.9 million increase, $199.3 million was attributable to businesses within the communications test segment, of which 13.0% of the increase was related to historical communications test business; 6.6% was attributable to the additional sales from Applied Digital Access, Inc. ("ADA"), which was acquired in November 1999; 73.7% was attributable to the acquisition of WWG; and 6.7% was attributable to the acquisition of Cheetah.

   Gross profit. Consolidated gross profit increased $123.8 million to $205.2 million or 63.3% of consolidated net sales for the three months ended December 31, 2000, as compared to $81.3 million or 66.5% of consolidated net sales for the three months ended December 31, 1999. The decrease in gross margin as a percent of sales is, in part, a result of products sold by WWG, Cheetah, and ADA which have a lower gross margin than the Company's primary products. The Company's Airshow subsidiary also experienced increased net sales to the general aviation customer group which carries a lower gross margin than the consolidated group as well as increased product costs in its commercial aviation products.

   Operating expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; and amortization of intangibles. Total operating expenses were $198.3 million or 61.2% of consolidated net sales for the three months ended December 31, 2000, as compared to $60.8 million or 49.7% of consolidated net sales for the three months ended December 31, 1999. The increase is primarily a result of the acquisition of WWG, which has a higher cost structure than the Company has had historically, increased amortization expense, and expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

   Amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than the closing price in the public market on the date of issuance, is included in both cost of sales ($2.1 million and $0.1 million) and operating expenses ($4.1 million and $0.4 million) from continuing operations (for the three months ending December 31, 2000 and

1999, respectively). The amortization of unearned compensation during the third quarter of fiscal 2001 and fiscal 2000 was $6.2 million and $0.5 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense. The increase in the amortization expense is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company. (See Note P. Unearned Compensation).

   Selling, general and administrative expense was $125.6 million or 38.7% of consolidated sales for the three months ended December 31, 2000, as compared to $41.4 million or 33.9% of consolidated net sales for the three months ended December 31, 1999. The percentage increase is in part a result of expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment. In addition, the Company recorded a charge of $2.0 million related to the writeoff of all charges capitalized in connection with the Company's registration statement on Form S-1, which the Company filed in July 2000 for a potential common stock offering. The Company is amending this registration statement by converting it to a universal shelf registration statement on Form S-3 under which, upon effectiveness, the Company may offer from time to time up to $1 billion of equity or debt securities.

   Product development expense was $40.3 million or 12.4% of consolidated net sales for the three months ended December 31, 2000 as compared to $16.3 million or 13.4% of consolidated sales for the same period a year ago. The dollar increase is a direct result of the WWG Merger and the acquisition of Cheetah.

   Amortization of intangibles was $32.4 million for the three months ended December 31, 2000, as compared to $3.1 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions of Cheetah, WWG and ADA.

   Operating income (loss). Operating income was $6.9 million for the three months ended December 31, 2000 as compared to income of $20.5 million or 16.8% of consolidated net sales for the same period a year ago. The change was a result of the additional amortization expense, as well as expenses relating to the integration of WWG with the Company's communications test segment.

   Interest. Interest expense, net of interest income, was $27.2 million for the three months ended December 31, 2000 as compared to $12.4 million for the same period a year ago. The increase in interest expense was attributable to the additional debt incurred in connection with the WWG Merger and the acquisition of Cheetah.

   Taxes. The effective tax rate for the three months ended December 31, 2000 was 16.9% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (2) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

   Net income (loss). Net loss was $18.3 million or a $0.10 loss per share on a diluted basis for the three months ended December 31, 2000 as compared to net income of $4.8 million or $0.03 per share on a diluted basis for the same period a year ago. The loss was attributable to the additional intangible amortization expense, expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment and additional interest expense.

   The backlog at December 31, 2000, was $375.5 million as compared to $180.4 million at March 31, 2000, primarily the result of the acquisitions of WWG and Cheetah.

Nine Months Ended December 31, 2000 as Compared to Nine Months Ended December 31, 1999 on a Consolidated Basis

   Net sales. For the nine months ended December 31, 2000, consolidated net sales increased $520.7 million or 164.4% to $837.5 million as compared to $316.8 million for the nine months ended December 31, 1999. Of the $520.7 million increase, $512.7 million was attributable to businesses within the communications test segment, of which 18.6% of the increase was related to historical communications test business; 7.3% was attributable to the additional sales from ADA, ; 70.0% was attributable to the acquisition of WWG; and 4.1% was attributable to the acquisition of Cheetah.

   Gross profit. Consolidated gross profit increased $276.9 million to $487.9 million or 58.3% of consolidated net sales for the nine months ended December 31, 2000 as compared to $211.0 million or 66.6% of consolidated net sales for the nine months ended December 31, 1999. Excluding the $35.8 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah, consolidated gross profit was 62.5% of consolidated net sales for the nine months ended December 31, 2000. The decrease in gross margin as a percentage of sales is, in part, a result of products sold by WWG, Cheetah and ADA that have a lower gross margin than the Company's primary products.

   Operating expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $563.5 million or 67.3% of consolidated net sales for the nine months ended December 31, 2000, as compared to $166.5 million or 52.6% of consolidated net sales for the nine months ended December 31, 1999. Excluding the impact of the writeoff of the purchased incomplete technology as well as the recapitalization and other related costs, total operating expenses were $496.3 million or 59.3% of consolidated net sales and $152.2 million or 48.0% of consolidated net sales for the nine months ended December 31, 2000 and 1999, respectively. The increase is primarily a result of the higher cost structure at WWG, costs associated with the integration of WWG with the communications test segment, as well as additional intangible amortization expense.

   Amortization of unearned compensation, which relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price lower than fair market value (defined as the closing price in the public market on the date of issuance), is included in both cost of sales ($4.7 million and $0.3 million) and operating expenses ($9.4 million and $0.8 million) from continuing operations (for the nine months ending December 31, 2000 and 1999, respectively). The amortization of unearned compensation during the first nine months of fiscal 2001 and fiscal 2000 was $14.1 million and $1.1 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense. The increase in the amortization expense during fiscal 2001 is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company. (See Note P. Unearned Compensation).

   Selling, general and administrative expense was $317.1 million or 37.9% of consolidated net sales for the nine months ended December 31, 2000 as compared to $107.0 million or 33.8% of consolidated net sales for the nine months ended December 31, 1999. The percentage increase is related to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment. In addition, during the third quarter of fiscal 2001, the Company recorded a charge of $2.0 million related to the writeoff of all expenses capitalized in connection with the Company's registration statement on Form S-1, which the Company filed for a potential common stock offering in July 2000. The Company is amending this registration statement by converting it to a universal shelf registration statement on Form S-3 under which, upon effectiveness, the Company may offer from time to time up to $1 billion of equity or debt securities.

   Product development expense was $105.2 million or 12.6% of consolidated net sales for the nine months ended December 31, 2000 as compared to $41.7 million or 13.2% of consolidated sales for the same period a year ago. The dollar increase is a result of the WWG Merger and the acquisition of Cheetah.

   Recapitalization and other related costs from continuing operations were $9.2 million and $13.3 million at December 31, 2000 and December 31, 1999, respectively. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. The expense incurred during the first three months of fiscal 2000 related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

   Amortization of intangibles was $76.1 million for the nine months ended December 31, 2000, as compared to $4.5 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions of Cheetah, WWG and ADA.

   Operating income (loss). Operating loss was $75.6 million for the nine months ended December 31, 2000 as compared to operating income of $44.5 million for the same period a year ago. The change was a result of the amortization of the inventory step-up, additional amortization expense, purchased incomplete technology, as well as expenses relating to rebranding, severance, and additional consultants hired for the integration of WWG with the Company's communications test segment.

   Interest. Interest expense, net of interest income, was $71.3 million for the nine months ended December 31, 2000 as compared to $36.6 million for the same period a year ago. The increase in interest expense was attributable to the additional debt incurred in connection with the WWG Merger and the acquisition of Cheetah.

   Taxes. The effective tax rate for the nine months ended December 31, 2000 was 6.2% as compared to 40% for the same period last year. The principal reasons for the decrease in the effective tax rate were: (1) the $56 million non-deductible charge for purchased incomplete technology in connection with the WWG Merger and Cheetah acquisition; (2) additional non-deductible goodwill amortization expected in the current fiscal year as a result of the WWG Merger; and (3) expected changes in the amount of income earned in various countries with tax rates higher than the U.S. federal rate.

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

   Net income (loss). Net loss was $151.1 million or a $0.83 loss per share on a diluted basis for the nine months ended December 31, 2000 as compared to net income of $16.9 million or $0.10 per share on a diluted basis for the same period a year ago. The loss was primarily attributable to the amortization of the inventory step-up, purchased incomplete technology, additional interest expense, amortization of intangibles, and the extraordinary charge.

Segment Disclosure

   The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes and amortization ("EBITA") which excludes non-recurring and one-time charges. (See Note L. Segment Information). Included in each segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company's two segments and its Other Subsidiaries (in thousands):

                                              Three Months
                                                  Ended       Nine Months Ended
                                              December 31,      December 31,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   SEGMENT
   Communications test segment:
     Bookings.............................. $309,154 $112,256 $781,766 $268,656
     Net sales.............................  296,244   96,923  754,100  241,442
     EBITA.................................   41,139   20,745  100,429   45,852
   Inflight information systems segment:
     Bookings..............................   20,572   18,177   59,425   53,938
     Net sales.............................   19,079   17,257   57,408   53,055
     EBITA.................................    3,870    4,030   12,085   16,471
   Other subsidiaries:
     Bookings..............................    8,810    7,957   24,421   23,786
     Net sales.............................    8,781    8,045   25,977   22,311
     EBITA.................................    2,834    1,687    7,113    5,398

Three and Nine Months Ended December 31, 2000 Compared to Three and Nine Months Ended December 31, 1999 -- Communications Test Products

   Bookings for communications test products increased to $309.2 million for the three months ended December 31, 2000 as compared to $112.3 million for the same period a year ago. For the nine months ended December 31, 2000, bookings for communications test products increased to $781.8 million as compared to $268.7 million for the same period a year ago. The increase was primarily due to the WWG Merger and the acquisitions of Cheetah and ADA (for which no comparisons existed during the first six months of fiscal 2000) as well as an increase in bookings for instruments, systems and services at the Company's existing communications test businesses.

   Net sales of communications test products were $296.2 million for the three months ended December 31, 2000 as compared to $96.9 million for the same period a year ago. For the nine months ended December 31, 2000, net sales of communications test products were $754.1 million as compared to $241.4 million for the nine months ended December 31, 1999. The increase was due to the additional net sales from the WWG Merger and the acquisitions of Cheetah and ADA. The increase is related to the following portions of the communications test segment: 43.7% of the increase was related to the Company's historical communications test business; 5.0% was attributable to the additional sales from ADA; 48.2% was attributable to the acquisition of WWG; and 2.8% was attributable to the acquisition of Cheetah.

   During the third quarter of fiscal 2001 and on a year-to-date basis, sales of optical transport products were $104.6 million and $278.7 million, respectively; sales of cable networks were $40.8 million and $88.7 million, respectively; and sales of telecommunications systems and software products were $23.0 million and $68.8 million, respectively; and $127.8 million and $317.9 million, respectively, in other products, as compared to the same period last year, primarily due to the acquisitions.

   EBITA for the communications test products increased to $41.1 million for the three months ended December 31, 2000 as compared to $20.7 million for the same period a year ago. For the nine months ended

December 31, 2000, EBITA increased to $100.4 million as compared to $45.9 million for the same period a year ago. The increase in EBITA is a result of the additional sales of the Company's historical communications test products, which carry a higher gross margin offset by sales of WWG products that carry a lower gross margin. In addition, the increase was also offset by the integration expense as a result of the WWG Merger.

Three and Nine Months Ended December 31, 2000 Compared to Three and Nine Months Ended December 31, 1999 -- Inflight Information Systems

   Bookings for the inflight information systems products increased 13.2% to $21.0 million for the three months ended December 31, 2000 as compared to $18.2 million for the same period a year ago. For the nine months ended December 31, 2000, bookings for this segment increased 10.2% to $59.4 million as compared to $53.9 million for the same period a year ago. The increase in bookings was a result of additional orders for the general aviation products.

   Net sales of inflight information systems products increased 10.6% to $19.1 million for the three months ended December 31, 2000 as compared to $17.3 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000, net sales for this segment increased 8.2% to $57.4 million as compared to $53.1 million for the same period a year ago. The increase was principally due to revenue recognized from the increased sales of general aviation products.

   EBITA for the inflight information systems products decreased 4.0% to $3.9 million for the three months ended December 31, 2000 as compared to $4.0 million for the same period a year ago. For the nine months ended December 31, 2000 EBITA for this segment decreased 26.6% to $12.1 million as compared to $16.5 million for the same period a year ago. The EBITA decrease is due in part due to lower earnings from the sale of general aviation products, which carries a lower gross margin than commercial aviation products, as well as increased product costs in its commercial aviation products.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the May 1998
Recapitalization, the WWG Merger, the acquisitions of Cheetah and ADA and from the funding of working capital and capital expenditures.

   Cash flows. The Company's cash and cash equivalents increased $38.0 million during the nine months ended December 31, 2000.

   Working capital. For the nine months ended December 31, 2000, the Company's working capital increased as its operating assets and liabilities used $90.7 million of cash. Accounts receivable increased, creating a use of cash of $33.1 million primarily due to the increased sales volume during the quarter. Inventory levels increased, creating a use of cash of $36.0 million. The increase is in part due the increase in raw material inventory to support the large backlog position at the communications test subsidiaries. In addition the Company has a large finished goods inventory of systems solutions also at the communications test subsidiaries which have not yet been installed at the customers' requested sites. Other current assets increased, creating a source of cash of $5.7 million. Accounts payable increased, creating a source of cash of $10.2 million. Other current liabilities decreased, creating a use of cash of $33.8 million, primarily due to the decrease in taxes payable. The decrease is in part related to the additional tax deductions from the exercise of stock options. In addition during fiscal 2001 the Company has operated at a loss from continuing operations before income taxes which creates a tax benefit, therefore decreasing taxes payable.

   Investing activities. The Company's investing activities totaled $431.7 million for the nine months ended December 31, 2000 in part for the purchase and replacement of property and equipment. The primary use of cash was for the WWG Merger of approximately $241.2 million (approximately $387.8 million in gross purchase price less $146.6 million in cash and non-cash items), and for the acquisition of Cheetah for approximately

$164.6 million. The Company's capital expenditures during the first nine months of fiscal 2001 were $23.5 million as compared to $13.0 million for the same period last year. The increase was primarily due to the replacement of certain of its Enterprise Resource Planning (ERP) systems within the Company. The Company is, in accordance with the terms of the Senior Secured Credit Agreement, subject to maximum capital expenditure levels.

   Financing activities. The Company's financing activities generated $504.1 million in cash during the first three quarters of fiscal 2001, due mainly to the additional borrowings of debt and the cash generated from the sale of stock in connection with the WWG Merger and the acquisition of Cheetah.

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

   In connection with the WWG Merger, the Company refinanced its debt and entered into the new Senior Secured Credit Facility. As of December 31, 2000, the Company had $1,104.4 million of long-term debt (including current portion of long-term debt), primarily consisting of $275.0 million principal amount of the Senior Subordinated Notes and $675.5 million in term loans and $127.0 million under the Revolving Credit Facility, both under the new Senior Credit Secured Facility, and $26.9 million of other debt obligations.

   The loans under the new Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $220 million of the Company's debt is subject to an effective average annual fixed rate of 5.66% (plus an applicable margin) (with differing expiry dates) per annum until September 2001. At December 31, 2000, the Company had $195 million notional amount of debt subject to interest rate hedge agreements at an average annual fixed rate of 5.785%. The year-to-date weighted average interest rate on the loans under the new Senior Secured Credit Facility was 7.97%.

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

   Future financing sources and cash flows. The amount under the Revolving Credit Facility that remained undrawn at December 31, 2000 was approximately $38.0 million including outstanding letters of credit. While the Company believes that cash generated from operations, together with amounts available under the Revolving Credit Facility and other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, investment and capital expenditure program requirements, ongoing operating costs and working capital needs, the Company cannot assure its stockholders that this will be the case. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

   In July 2000, the Company filed a registration statement on Form S-1 for a potential common stock offering. The Company is amending this registration statement by converting it to a universal shelf registration statement on Form S-3 under which, upon effectiveness, the Company may offer from time to time up to $1 billion of equity or debt securities. The Company's shelf registration statement creates additional potential sources of liquidity in the future. However, the Company has no current plans to offer securities pursuant to this shelf registration statement.

   Covenant restrictions. The Company's Senior Secured Credit Facility contains covenants that, among other things, restrict its ability to obtain additional sources of financing and cash flows, including by disposing of assets, incurring additional debt, guaranteeing obligations or incurring contingent liabilities, repaying the Senior Subordinated Notes, paying dividends, creating liens on assets, making investments, loans or investments, engaging in mergers or consolidations, making capital expenditures or engaging in certain transactions with affiliates. Under the Senior Secured Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio, and these financial tests will become more restrictive in future years. The indenture governing the Senior Subordinated Notes limits the Company's ability to incur additional indebtedness.

   The restrictions in the Senior Secured Credit Facility and the Senior Subordinated Notes could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments or to take advantage of business opportunities.

   As of December 31, 2000, the Company was in compliance with all the covenants as defined in the credit agreement for the Senior Secured Credit Facility.

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

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is assessing the impact of the adoption of FAS 133 on its results of operations and its financial position.

                                 RISK FACTORS

   Set forth below and elsewhere in this quarterly report and in the other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward- looking statements contained in this quarterly report.

                   Risks Related to the Company's Business.

Because the Company's quarterly operating results have fluctuated in the past and are likely to fluctuate in the future, the Company's stock price may be volatile and may decline.

   In the past, the Company has experienced fluctuations in its quarterly results due to a number of factors beyond the Company's control. In the future, the Company expects that its quarterly operating results may fluctuate and will be difficult to predict given the nature of its business. Many factors could cause the Company's operating results to fluctuate from quarter to quarter in the future, including the following:

  . the size and timing of orders from the Company's customers, in each case exacerbated by the lengthy and unpredictable buying patterns of its customers, and the Company's ability to ship these orders on a timely basis;

  . the degree to which the Company's customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in the Company's third quarter;

  . the uneven pace of technology innovation, the development of products and services responding to these technology innovations by the Company and its competitors, and customers' acceptance of these products and innovations;

  . the varied degree of price, product and technology competition, which has been affected by the rapid changes in the telecommunications industry and the Company's customers' and competitors' responses to these changes;

  . economic downturns or other factors reducing demand for telecommunication equipment and services may cause the Company's customers to reduce their spending on testing products and services;

  . potential delay or deferral of customer deployment of the Company's products and services;

  . the relative percentages of the Company's products and services sold domestically and internationally; and

  . the mix of the products and services the Company sells and the varied margins associated with these products.

   A significant portion of the Company's operating expenses is fixed and if the Company's net sales are below its expectations in any quarter, the Company may not be able to reduce its spending in a timely manner. If the Company's results of operations are below the expectations of investors or market analysts, the Company's stock price is likely to decline.

The length and unpredictability of the order process for the Company's products make it difficult to forecast quarterly revenues.

   Sales of the Company's products, particularly its systems, often entail an extended decision-making process on the part of prospective customers. The Company may experience delays in obtaining orders following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales.

The Company's ability to forecast the timing and amount of specific sales is therefore limited. As a result, the uneven buying patterns of the Company's customers may cause fluctuations in its quarterly operating results, which could cause the Company's stock price to decline.

   There are other sources of delays that contribute to a long order process, or even the loss of a potential order. These include potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes. As a result, the order process for larger deployment of selected products typically ranges from six to 24 months for new deployment of selected product sales, and up to six months for occasional large selected product sales. The deferral or loss of one or more significant orders could significantly affect operating results in a particular quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost order.

As the Company acquires businesses, it will face the significant challenges of integrating the operations of those businesses with its existing operations and may encounter unanticipated difficulties or costs during the integration process.

   The Company's acquisition strategy presents it with significant challenges. It may be difficult for the Company to expand its financial and management controls and reporting systems and procedures to integrate those businesses. The successful integration of acquired businesses and implementation of the Company's operating strategy could divert substantial resources and attention from the Company's management team. If unanticipated costs or difficulties arise, those acquisitions could have a material adverse effect on the Company's results of operations or competitive position.

The markets in which the Company operates are highly competitive. The Company may not adapt as quickly as its competitors to changes in these markets.

   The markets for the Company's products are highly competitive. The Company competes directly or indirectly with Agilent Technologies, Inc., Tektronix, Inc. and Anritsu Corporation. The Company also competes with a number of other vendors who offer products that address discrete portions of the Company's market, including Spirent plc, Digital Lightwave, Inc., EXFO Electro-Optical Engineering, Inc. and Sunrise Telecom Incorporated. Due to the rapid evolution of the markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers, may enter the Company's markets and further intensify competition. Increased competition could cause the Company to reduce the price of its products or lose market share.

   In addition, some of the Company's current and potential competitors have greater name recognition and greater financial, selling and marketing, technical, manufacturing and other resources than the Company does. To continue to compete effectively, the Company will be required to make significant investments in research and product development, marketing and customer service and support. The Company may not be able to compete effectively with its existing competitors or with new competitors, and the Company's competitors may succeed in adapting more rapidly and effectively to changes in technology, in the market or in developing or marketing products that will be more widely accepted.

The markets the Company serves are characterized by rapid change and innovation. The Company may not be able to develop and successfully market products that account for such changes and innovations.

   The market for the Company's products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols and product and service introductions and enhancements that may render the Company's existing offerings obsolete or unmarketable. A shift in customer emphasis from employee-operated communications test to automated, remote test and monitoring systems could likewise render some of the Company's existing product offerings obsolete or unmarketable, or reduce the size of one or more of the Company's addressed markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render some of its offerings redundant and unmarketable. Failure to anticipate or to respond rapidly to advances in technology and to adapt its products appropriately could have a material adverse effect on the Company's business, financial condition and results of operations.

   The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs. The Company may not successfully anticipate such trends or have sufficient free cash flow to continue to incur such costs. In addition, the Company must carefully manage production and inventory levels to meet product demand, new product introductions and product transitions. Inaccuracies in the Company's demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate expenses. The Company cannot assure its stockholders that it will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of its products or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

The Company's manufacturing efforts could be interrupted due to component shortages, which could reduce the Company's ability to build and sell its products.

   The Company uses a number of components to build its products and systems that are only available from a limited number of, or single-source, vendors. Examples of these types of components include semiconductors that the Company purchases exclusively from large manufacturers and custom application-specific integrated circuits that are made for the Company by a single foundry. In addition, to obtain the components the Company requires to build its products and systems, the Company may be required to identify alternate sources of supply, which can be time consuming and result in higher procurement costs. The Company is currently receiving limited allocations of key components for several of its products. To address this issue, the Company is attempting to increase inventory levels of key components and seeking additional sources of supply. The Company cannot assure its stockholders, however, that these measures will be adequate to fulfill the Company's manufacturing requirements. The Company also cannot assure its stockholders that it will be able to obtain suitable substitutes for components that become unavailable, which could potentially require the Company to perform costly and time consuming redesigns of its products. If the Company is unable to obtain sufficient quantities of these required components, or if suppliers choose to reduce the amount of parts they make available to the Company, the Company may be unable to meet customer demand for its products, which would negatively affect its business and results of operations and could materially damage customer relationships.

Acquisitions by the Company of additional businesses, products or technologies could negatively affect its business and its stock price.

   The Company has acquired businesses and technologies in the past and expects to pursue acquisitions of other companies, technologies and new and complementary product lines in the future. Any acquisition would involve risks to the Company's business, including:

  . an inability to integrate the operations, products and personnel of the Company's acquired businesses;

  . an inability to retain key personnel of, or add key personnel to, the acquired businesses;

  . an inability to manufacture and sell the products of the acquired businesses;

  . a decline in demand by the Company's customers for products of the acquired businesses;

  . an inability to expand the Company's financial and management controls and reporting systems and procedures to incorporate the acquired businesses;

  . diversion of management's time and attention;

  . potential difficulties in completing projects associated with purchased in-process research and development;

  . customer dissatisfaction or performance problems with the products or services of an acquired firm;

  . risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

  . assumption of unknown liabilities, or other unanticipated events or circumstances;

  . the possibility that the Company may pay too much cash or issue too much of its stock as the purchase price for an acquired business relative to the economic benefits that the Company ultimately derives from operating the acquired business; and

  . the need to record significant one-time charges or amortize intangible assets, which could lower the Company's reported earnings.

   Mergers and acquisitions of high-technology companies are inherently risky. The Company cannot assure its stockholders that any business that it may acquire will achieve anticipated net sales and operating results, which could decrease the value of the acquisition to the Company. Any of these risks could materially harm the Company's business, financial condition and results of operations. Payment paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination of these. Dilution to existing stockholders and to earnings per share may result in connection with any future acquisitions.

The Company's substantial debt could adversely affect its financial condition.

   The Company has a significant amount of debt. As of December 31, 2000, the Company's outstanding debt was approximately $1.1 billion primarily consisting of $275 million of the Company's Senior Subordinated Notes, $675 million of term loans outstanding and $127.0 million of revolving loans under the Company's new Senior Secured Credit Facility, and $27 million of other debt. The Company's Revolving Credit Facility, which permits borrowings of up to $175 million, matures in 2006. Approximately $175 million of the Company's indebtedness under its term loan facility matures in 2006. The remaining $510 million matures in 2007. The Company's Senior Subordinated Notes mature in 2008.

   The Company's substantial level of debt and the terms of its debt instruments may have important consequences for the Company, including, but not limited to, the following:

  . the Company's vulnerability to adverse general economic conditions is heightened;

  . the Company will be required to dedicate a substantial portion of its cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

  . the Company is and will continue to be limited by financial and other restrictive covenants in its ability to borrow additional funds, guarantee obligations, pay dividends, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

  . the Company's flexibility in planning for, or reacting to, changes in its business and industry will be limited;

  . the Company is sensitive to fluctuations in interest rates because some of its debt obligations are subject to variable interest rates; and

  . the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

   The Company's leverage and restrictions in its debt instruments may materially and adversely affect its ability to finance its future operations or capital needs or to capitalize on business opportunities.

The Company's debt agreements impose significant operating and financial restrictions, which may prevent it from capitalizing on business opportunities.

   The Company's debt agreements impose significant restrictions on its operations, thereby limiting the discretion of management with respect to certain business matters. These agreements restrict, among other things, the Company's ability to:

  . incur additional indebtedness, guarantee obligations and create liens;

  . pay dividends and make other distributions;

  . prepay or modify the terms of other indebtedness;

  . make certain capital expenditures, investments or acquisitions, or enter into mergers or consolidations or sales of assets; and

  . engage in certain transactions with affiliates.

   The Company's ability to comply with the restrictions contained in its debt agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions, and the Company may not be able to comply with such restrictions in the future.

Economic, political and other risks associated with international sales and operations could adversely affect the Company's net sales.

   Because the Company sells its products worldwide, the Company's business is subject to risks associated with doing business internationally. The Company expects its net sales originating outside the United States to be approximately half of the Company's total net sales for its 2001 fiscal year. In addition, many of the Company's manufacturing facilities and suppliers are located outside the United States. Accordingly, the Company's future results could be harmed by a variety of factors, including:

  . changes in foreign currency exchange rates;

  . changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

  . trade protection measures and import or export licensing requirements;

  . potentially negative consequences from changes in tax laws;

  . challenges in staffing and managing international operations;

  . differing protection of intellectual property in disparate jurisdictions;
    and

  . unexpected changes in regulatory requirements.

The planned divestiture of the Company's industrial computing and communications segment may not be successful.

   The Company is in the process of transitioning from a portfolio of businesses to a company that is focused primarily on the communications test business. In May 2000, the Company's board of directors approved a plan to divest its industrial computing and communications segment, which consists of the ICS Advent and Itronix Corporation subsidiaries. The Company cannot assure its stockholders that it will be able to find a buyer for these subsidiaries or that the Company will be able to obtain an attractive price.

Several of the Company's products must comply with significant governmental and industry-based regulations, certifications, standards and protocols. Such compliance is costly and time consuming, and the Company cannot assure its stockholders that its products will continue to meet these standards in the future.

   Several of the Company's products must comply with significant governmental and industry-based regulations, certifications, standards and protocols, some of which evolve as new technologies are deployed. These regulations, certifications, standards and protocols include those promulgated by the U.S. Federal Communications Commission, the Underwriters Laboratories and various foreign jurisdictions. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for the Company. In addition, regulatory compliance may present barriers to entry in particular markets or reduce the profitability of the Company's product offerings. Such regulations, certifications, standards and protocols may also adversely affect the communications industry, limit the number of potential customers for the Company's products and services or otherwise have a material adverse effect on its business, financial condition and results of operations. Failure to comply, or delays in compliance, with such regulations, standards and protocols or delays in receipt of such certifications could delay the introduction of new products or cause the Company's existing products to become obsolete.

The Company may incur expenses to comply with environmental regulations.

   There are aspects of the Company's business that involve substances that could pose a threat of contamination to the environment. The Company may in the future incur expenses resulting from environmental remediation activities, or in connection with complying with current or future environmental regulations. Environmental remediation is costly, time consuming and could result in lengthy proceedings that could distract the Company's management. If the Company is required to remediate any environmental hazard, its business, results of operations and financial condition could be harmed.

                   Risks Related to the Company's Industry.

Industry consolidation or changes in regulation could adversely affect the Company's business.

   A substantial portion of the Company's customers are regional telephone service operating companies, competitive access providers, wireless service providers, competitive local exchange carriers and other communications service providers and industrial engineers and other users of communications test equipment. Their industries are characterized by intense competition and consolidation. Consolidation could reduce the number of the Company's customers, increase their buying power and create pressure on the Company to lower its prices. In addition, governmental regulation of the communications industry could materially adversely affect the Company's customers and, as a result, materially limit or restrict its business. The current trend toward deregulation of the telecommunications market, which has resulted in increased competition among the Company's customers as well as escalating demand on the part of such customers for the Company's technologies and services, may not continue.

If service providers reduce their use of field technicians and successfully implement a self-service installation model, demand for the Company's products could decrease.

   To ensure quality service, the Company's major service provider customers typically send into the field a technician who uses its products to verify service for installations. However, some providers have recently announced plans to encourage their customers to install their own service and, by doing so, hope to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. If service providers successfully implement these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification service, the need for field technicians and the need for some of the Company's communications test instruments could decrease, which would negatively affect the Company's business and results of operations.

The Company's operating results could be harmed if the markets into which the Company sells its products experience a downturn as a result of a reduction in previously planned capital expenditures for infrastructure expansion.

   Several significant markets into which the Company sells its products are cyclical. For example, the telecommunications industry in general, and the competitive local exchange carrier segment in particular, are now experiencing a downturn that may result in a reduction in previously planned capital expenditures for infrastructure expansion. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. Any significant downturn in the Company's customers' markets or in general economic conditions would likely result in a reduction in demand for the Company's products and services and could harm its business. The Company's customers may be unable to pay for its products in a timely manner or they may decide to delay placing orders with the Company.

The Company's success depends upon the quality of its key personnel. If the Company is unable to retain some of its personnel, or if the Company is unable to continue to hire highly-skilled personnel, its business may suffer.


   The Company's success depends in large part upon its senior management, as well as its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly engineers with communications equipment experience. Competition for such personnel is intense, and the Company may not be successful in retaining its existing key personnel or attracting additional employees. Any failure of the Company to retain its personnel, including senior management, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, continued labor market shortages of technically-skilled personnel may lead to significant wage increases, which could adversely affect the Company's results of operations.

Third parties may claim the Company is infringing their intellectual property and, as a result of such claims, the Company may face significant litigation or incur licensing expenses or be prevented from selling its products.

   Third parties may claim that the Company is infringing their intellectual property rights, and the Company may be found to infringe those intellectual property rights. Although the Company does not believe that any of its products infringe the valid intellectual property rights of third parties, the Company may be unaware of the intellectual property rights of others that may cover some of its technology, products and services.

   Any litigation regarding patents or other intellectual property rights could be costly and time consuming, and divert the attentions of the Company's management and key personnel from its business operations.
The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require the Company to enter into costly royalty or license agreements. However, the Company may not be able to obtain royalty or license agreements on terms acceptable to it, or at all. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products.

Third parties may infringe on the Company's intellectual property and, as a result, the Company may be required to expend significant resources enforcing its rights or suffer competitively.

   The Company's success depends in large part on its intellectual property. The Company relies on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect its proprietary intellectual property. If the Company fails to enforce successfully its intellectual property rights, the Company's competitive position could suffer, which could have a material adverse effect on its business, financial condition and results of operations.

   The Company's pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patent applications or trademarks registrations. In addition, competitors may design alternatives to the Company's technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for the Company's competitors to capture market share.

The Company's products are complex, and its failure to detect errors and defects may subject it to costly repairs, product returns under warranty and product liability litigation.

   The Company's products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite the Company's testing and may not be discovered until after a product has been shipped and used by its customers. This risk is compounded by the fact that the Company offers many products, with multiple hardware and software configurations, which makes it more difficult to ensure high standards of quality control in the manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty, diversion of development resources and, more generally, in delayed market acceptance of the product or damage to the Company's reputation and business, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

                 Risks Related to the Company's Common Stock.

The Company's current principal stockholders have effective control over the Company's business and could delay, deter or prevent a change of control or other business combination.

   As of December 31, 2000, the Clayton, Dubilier & Rice funds, the Company's controlling stockholders, together held approximately 81% of the outstanding shares of the Company's common stock. In addition, three of the ten directors who serve on the Company's board are currently affiliated with the Clayton, Dubilier & Rice funds. By virtue of such stock ownership and board representation, the Clayton, Dubilier & Rice funds have effective control over all matters submitted to the Company's stockholders, including the election of the Company's directors, and exercise significant control over the Company's policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to the Company's stockholders. Clayton, Dubilier & Rice Fund V Limited Partnership has agreed, pursuant to certain employment agreements with Messrs. Allan M. Kline, the Company's Corporate Vice President, Chief Financial Officer and Treasurer, and John R. Peeler, the President and Chief Executive Officer of the Company's Communications Test Business, to vote its shares to elect both men as directors so long as they are employed by the Company.

Only approximately 11% of the Company's common stock trades publicly and the market for technology stocks is extremely volatile.

   Only approximately 11% of the Company's common stock has been trading on the over-the-counter-market since May 21, 1998 and on The Nasdaq Stock Market's National Market since November 9, 2000, and the public market for the Company's common stock has been and remains limited. The stock market in general, and the market for technology stocks in particular, have experienced extreme volatility and this volatility has often been unrelated to the operating performance of particular companies. The market price of the Company's common stock could fluctuate significantly at any time in response to any of the following:

  . changes in financial estimates or investment recommendations relating to the Company by securities analysts;

  . the Company's quarterly operating results falling below securities analysts' or investors' expectations in any given period;

  . changes in economic conditions for companies serving the Company's markets;

  . changes in market valuations of, or earnings and other announcements by, companies serving the Company's markets;

  . declines in the market prices of stocks generally, particularly those of technology companies;

  . announcements by the Company or its competitors of new products, acquisitions or strategic relationships;

  . changes in business or regulatory conditions; and

  . trading volume of the Company's common stock.

   In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company's business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company operates manufacturing facilities and sales offices in over 80 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company's principal currency exposures against the U.S. dollar are in the major European currencies and in Canadian currency. The Company does use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

   The Company uses derivative financial instruments consisting primarily of interest rate hedge agreements. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

   At December 31, 2000, the Company had $789.3 million of variable rate debt outstanding. The Company currently has two interest rate hedge agreements with notional amounts totaling $195 million that fix its variable rate debt to a fixed interest rate through September 2001. Pursuant to these agreements, the Company pays a fixed interest rate on a portion of its outstanding debt and receives a three-month LIBOR rate. In addition, through the acquisition of WWG, the Company obtained three additional interest rate hedge contracts for a total of DM 20 million (approximately $9.0 million). At December 31, 2000, all of the interest rate hedge agreements had an interest rate lower than the three-month LIBOR quoted by the respective financial institution counterparties, as variable rate three-month LIBOR interest rates increased after the swap interest rate hedge agreements became effective. Therefore, the Company recognized a reduction in interest expense (calculated as the difference between the interest rate in the interest rate hedge agreements and the quoted three-month LIBOR rate) during the three and nine months ended December 31, 2000 of $559 thousand and $1,478 thousand, respectively. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of December 31, 2000, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.3 million on an annual basis, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.3 million on an annual basis.

                          PART II. Other Information

Item 1. Legal Proceedings

  The Company is party to various legal actions that arose in the ordinary course of our business. The Company does not expect that resolution of these legal actions will have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

  Whistler Litigation

  In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The decision was appealed by CMI on October 24, 2000.

Item 2. Changes in Securities and Use of Proceeds

   None

Item 4. Submission of Matters to a Vote

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

  The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-
  K:

 Exhibit
 Number  Description
 ------- -----------
 27      Financial Data Schedule

      (b) Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K dated November 15,
     2000 relating to the    Company's press release on second quarter
     earnings.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACTERNA CORPORATION

February 14, 2001                         /s/ ALLAN M. KLINE
_____________________________________     _____________________________________
Date                                      Allan M. Kline
                                          Vice President, Chief Financial
                                          Officer and Treasurer

February 14, 2001                         /s/ ROBERT W. WOODBURY, JR.
_____________________________________     _____________________________________
Date                                      Robert W. Woodbury, Jr.
                                          Vice President, Corporate
                                          Controller and Principal Accounting
                                          Officer