Form 10-K405
period 2001-03-31
ACTERNA CORP
filed 2001-06-29
CIK 30841

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 2001
                       Commission file number 000-07438
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

                    Common Stock, par value $0.01 per share

                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At May 31 , 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $183,346,152.00

At May 31, 2001, there were 191,319,866 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

ITEM 1.  BUSINESS.

GENERAL

Acterna Corporation (the "Company" or "Acterna"), formerly Dynatech Corporation, was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted primarily by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in one business segment: communications test. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment.

The information presented in Item 1 of this Report reflects the combined businesses of the Company giving effect from the acquisition dates of: Wavetek Wandel Goltermann, Inc. ("WWG"), which merged with one of the Company's subsidiaries on May 23, 2000; and Superior Electronics Group, Inc., doing business as Cheetah Technologies ("Cheetah"), which was acquired on August 23, 2000. In addition, the information presented herein includes the effect of the Company's decision to discontinue its industrial computing and communications business segment.

The communications test business develops, manufactures and markets instruments, systems and services used to test, deploy, manage and optimize communications networks, equipment and services. In addition the Company operates two other subsidiaries: AIRSHOW, Inc. and da Vinci Systems. AIRSHOW is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. da Vinci manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape.

On May 23, 2000, the Company globalized its business by completing the merger of one of its subsidiaries with WWG, a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe and Latin America (the "WWG Merger"). To finance the WWG Merger, the Company sold
12.5 million and 30.625 million newly-issued but unregistered shares of Common Stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"), respectively, for an aggregate purchase price of $172.5 million, and established a new credit facility with a syndicate of lenders that provides for borrowings of up to $860 million. In addition, on June 30, 2000, the Company completed a rights offering (the "Rights Offering") of 4.983 million newly-issued, registered shares of Common Stock to stockholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by CDR Fund V and CDR Fund VI. The Rights Offering provided such stockholders with the opportunity to reverse the diminution of their percentage equity ownership interest in Acterna that resulted from the sale of common stock to CDR Fund V and CDR Fund VI.

In May 2000, the Board of Directors of the Company approved a plan to divest the Company's industrial computing and communications business segment, which segment consists of the Company's ICS Advent and Itronix Corporation subsidiaries. In connection with such decision, the Company hired, prepared and distributed a descriptive memorandum to qualified buyers and has received letters of interest from certain buyers. The Company is currently undergoing presentations and data review with these potential buyers and expects to divest these two subsidiaries, either separately or together, during the first half of the 2002 fiscal year. The businesses to be divested have been treated as discontinued operations for accounting purposes.

The Company has its principal offices at 3 New England Executive Park, Burlington, Massachusetts 01803. Unless the context otherwise requires, the "Company" or "Acterna" refers to Acterna Corporation and its subsidiaries. CDR Fund V and CDR Fund VI, each of which are investment partnerships managed by Clayton, Dubilier and Rice, Inc. ("CDR"), collectively hold approximately 81% of the Company's Common Stock.

COMMUNICATIONS TEST SEGMENT

The Company develops, manufactures and markets a broad range of instruments, systems, software and services used by communications service providers, equipment manufacturers and service users to optimize the development, manufacture, deployment and management of advanced communications networks. The Company's extensive knowledge of communications technologies, combined with the broad capabilities of its test and management products and services, enable the Company to provide integrated test and management systems to its customers. Integrated test and management systems enable its customers to simplify and automate the deployment and maintenance of modern, converged networks by combining multiple functions historically found in discrete instruments into a single platform.

The Company's test and management systems currently support a wide array of transmission technologies, protocols and standards, including:

 .  optical transmission, including SONET/SDH and DWDM equipment;

 .  broadband access technologies, including xDSL and HFC cable;

 .  data services, including IP, ATM and frame relay;

 .  wireless telephony and wireless broadband access; and

 .  traditional voice and time division multiplexed (TDMA) services.

The Company's products are designed to address the customers' desire to deploy new technologies and provide new services rapidly, decrease operating and maintenance costs and improve service reliability. The Company's products address the challenges of deploying and managing a variety of technologies and segments of a network including optical transmission systems, data services, voice services, wireless service, cable services, and video delivery.

The Company markets to three primary groups of customers: communications service providers, communications equipment manufacturers and service users. Communications service providers rely on the Company's products and services to configure, test and manage network elements and the traffic that runs across them. Equipment manufacturers rely on these products to shorten the product development phase and verify the proper functioning of their products during final assembly and to monitor the performance of their products during installation and maintenance in their customers' networks. Finally, service users rely on these products to ensure the proper functioning of their communications networks. The instruments, systems, and services described below offer focused solutions to these customer-specific needs.

Instruments. Instruments are devices that perform specific communications test and monitoring functions. Designed to be mobile devices, these products assist technicians in assessing the performance of devices and network segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify the operation of these products and decrease the training required to use them. The Company currently markets more than 100 instruments, including products to address the performance of optical transmission equipment, broadband access technologies (xDSL and cable modems), data, voice, wireless and cable networks. The Company's instruments are used by service providers, equipment manufacturers and service users.

Systems. The Company's systems are test and management devices that reside in its customers' communication networks. They can be accessed remotely using an intelligent terminal and allow multiple users to simultaneously perform specific communications test and management functions. Typically, these systems consist of hardware and software components that are derived from core instrument products. Using an integrated test and management system, the customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, thereby simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians in their network operations center can have access to the test systems within the network and perform simultaneous test and monitoring functions on one or more systems, either manually or in an automated fashion. These capabilities decrease the need for technicians to make on-site service calls and allow service providers to respond to potential network faults proactively. In tandem with the core instrument products, the Company's software components help assess the quality of the services, or QoS, delivered. QoS refers to the achievement of specific performance benchmarks defined by agreements between communications service providers and the customer. These agreements are commonly called service level agreements, or SLAs, and specify such things as network availability, maximum allowable transmission latencies, guaranteed levels of bandwidth or maximum acceptable data loss. The Company's applications allow service providers and users to tracks SLAs more readily. Customers typically begin using the Company's instruments for initial deployments and start using systems within a year of the completion of deployment. By reusing the technology from its instrument products, the Company is able to enter new markets rapidly with new test and monitoring functionality that is very similar, in scope, to the existing instrument functions. The Company expects that a growing proportion of sales will be derived from its systems products.

Services. The Company offers a range of product support and professional services geared to address comprehensively the customers' requirements. The Company provides repair, calibration and software support services for its products and also provides technical assistance on a global basis for a wide array of test equipment. In addition, the Company offers customers training services that are aimed at both product and technology areas. Project management services are an integral part of the professional services offerings. These services are provided in conjunction with system integration projects that include installation and implementation services. Custom software and interface development are key offerings that build upon process consulting and software development expertise. The Company provides both product and process consulting to its customers.


OTHER SUBSIDIARIES

AIRSHOW, Inc.

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

da Vinci Systems

da Vinci manufactures and sells digital color correction systems used by video post-production and commercial production facilities to correct and enhance color saturation levels as video images are transferred from film to video tape for editing and distribution. da Vinci systems are sold worldwide through its direct sales force in the United States, as well as in conjunction with manufacturers of related products.

da Vinci has benefited from the transition from analog to digital production systems and digital high-definition television, or HDTV, broadcast standards. Many post-production facilities worldwide have begun retooling in advance of the widespread availability of HDTV programming by purchasing new equipment such as HDTV-compatible color enhancement systems such as da Vinci's new "2K" product.

No class of products or services accounted for 10% or more of the Company's consolidated revenue in any of the last three fiscal years.


MANUFACTURING

The Company manufactures a portion of its products and outsources to third parties a portion of its manufacturing activities, such as the assembly of printed circuit boards and the fabrication of some mechanical parts. The Company generally performs its own final assembly and testing of its products. The Company operates 14 manufacturing and assembly facilities worldwide. Twelve of these facilities are certified as ISO 9002-compliant, and 10 are certified ISO 9001 facilities. In addition, in 1996, the Company received ISO 14001 certification, which relates to environmental compliance in Germany.

The components used to build the Company's products are generally available from a number of suppliers. The Company relies on a number of limited-source suppliers for certain specific components and parts. Although the Company has entered into long-term purchasing contracts with some of these suppliers, the Company cannot assure that these suppliers will be able to meet the Company's needs or that component shortages will not be experienced. If the Company was required to locate new suppliers or additional sources of supply, a disruption in operations could occur or additional costs could be incurred in procuring required materials.


COMPETITION

The markets for communications test products and services are rapidly evolving and highly competitive. The principal competitive factors affecting the business include:

 .  quality and breadth of product offerings;

 .  adaptability to evolving technologies and standards;

 .  speed of new product introductions;

 .  depth and breadth of customer relationships;

 .  price and financing terms;

 .  research and design capabilities;

 .  scale of installed base;

 .  technical support training and customer service and training;

 .  strength of distribution channels; and

 .  product scalability and flexibility.

The Company believes it competes favorably with respect to the above factors. Its principal competitors in the communications test and management markets include Agilent Technologies, Tektronix and Anritsu. The Company also competes with a number of other companies that offer products that address discrete portions of its markets, including Spirent, Digital Lightwave, EXFO Electro-Optical Engineering and Sunrise Telecom, Inc. Some of these competitors have greater sales, marketing, research and financial resources than the Company does. In addition, new competitors with significant market presence and financial resources may enter markets that the Company competes in and reduce its market share.


CUSTOMERS

The Company markets its products to three primary groups of customers: communications service providers, equipment manufacturers and service users.

Communications Service Providers

Communications service providers offer telecommunications, wireless and, increasingly, data communication services to end users, enterprises or other service providers. Typically, communications service providers utilize a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on the Company's products and services to configure, test and manage network elements and the traffic that runs across them. Also, the Company's products help to ensure smooth operation of networks and increase the reliability of services to customers.

The Company's products and services are sold to virtually all inter-exchange carriers, or IXCs; incumbent local exchange carriers, or ILECs; competitive local exchange carriers, or CLECs; internet service providers, or ISPs; integrated communications providers, or ICPs; wireless network operators; cable service providers; international post, telephone and telegraph companies, or PTTs; and other service providers.


Equipment Manufacturers

Communications equipment manufacturers design, develop, install and maintain voice, data and video communications equipment. These products include switches, routers, voice gateways, cellular base stations, cable headends, optical access and multiplexing devices and other types of communications systems. Network equipment manufacturers rely on the Company's products to verify the proper functioning of their products during final assembly and testing. Increasingly, because communications service providers are choosing to outsource installation and maintenance functions to the equipment manufacturers themselves, equipment manufacturers are using the Company's instruments and systems to assess the performance of their products during installation and maintenance of a customer's network.

Service Users

The Company also sells test and management instruments, systems, and services to large corporate customers, government operators and educational institutions.

AIRSHOW products are marketed to airlines, aircraft manufacturers, avionics installation centers and owners and operators of corporate aircraft.

da Vinci systems are sold to video post-production and commercial production facilities.

None of the Company's customers represented more than 10 percent of its sales during fiscal 2001. The Company is not dependent upon any one customer, or group of customers, to the extent that the loss of such customers would have a material adverse effect on the Company.


SALES, MARKETING AND CUSTOMER SUPPORT

The Company's products and services are primarily sold through its direct sales force. In addition, the Company's products and services are sold through third party distributors and sales representatives in areas where direct sales efforts are less developed. Through distributors, sales representatives and its direct sales force, the Company has a presence in over 80 countries. In addition, the Company uses the Internet, advertisements in the trade press, direct mail, seminars, trade shows and quarterly newsletters to raise awareness of its products.

The Company's sales and marketing staff consists primarily of engineers and technical professionals. They undergo extensive training and ongoing professional development and education. The skill level of the sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, the Company's frequent dialogue with its customers provides it with valuable input on systems and features they desire in future products. The Company's consultative sales approach and product and market knowledge differentiates its sales force from those of its primary competitors.

The local sales forces are highly knowledgeable of their respective markets, customer operations and strategies, and regulatory environments. In addition, the representatives' familiarity with local languages and customs enables them to build close relationships with the Company's customers.

The Company provides installation, repair and training services to enable its customers to improve performance of their networks. Service centers are located near many of the Company's major customers. The Company also offers on-line support services to supplement its on-site application engineering support. Customers can also access the Company's products remotely through its technical assistance center.

SEASONALITY; BACKLOGS

As a result of purchasing patterns of the Company's telecommunications customers, which tend to place large orders periodically, typically at the end of the Company's second and fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

The Company estimates that its backlog of orders at March 31, 2001 and 2000 was approximately $392.2 million and $180.4 million, respectively. The increase is a result of additional bookings due to the WWG Merger and the acquisition of Cheetah. The Company expects it will be able to fill all such orders during fiscal 2002.


PRODUCT DEVELOPMENT

For the year ended March 31, 2001, the Company invested approximately $150.1 million in research and development activities of which approximately $131.5 million was applied to the Company's communications test segment.

The market for the Company's products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols and product and service introductions and enhancements that may render the Company's existing offerings obsolete or unmarketable. Automation in the Company's targeted markets for communications test equipment or a shift in customer emphasis from employee-operated communications test to automated test and monitoring systems could likewise render the Company's existing product offerings obsolete or unmarketable, or reduce the size of one or more of its targeted markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company's communications test instruments could render some of the Company's offerings redundant and unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs.


INTERNATIONAL

The Company maintains manufacturing facilities and sales subdivisions or branches for its communications test business in major countries in Europe, and sales subdivisions in Latin America and Asia and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales from continuing operations (excluding WWG in fiscal 2000 and 1999 and including exports from North America directly to foreign customers) were approximately 19%, 14%, and 41% of consolidated net sales in fiscal 1999, 2000 and 2001, respectively. Accordingly, the Company's domestic sales from continuing operations were 81%, 86% and 59% of consolidated net sales in fiscal 1999, 2000 and 2001, respectively.

Because the Company sells its products worldwide, the Company's business is subject to risks associated with doing business internationally. In addition, many of the Company's manufacturing facilities and suppliers are located outside the United States. Accordingly, the Company's future results could be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, particularly in emerging markets, trade protection measures and import or export licensing requirements, and potentially negative consequences from changes in tax laws and other regulatory requirements.


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


GOVERNMENT REGULATION AND INDUSTRY STANDARDS AND PROTOCOLS

The Company designs its products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, these products must comply with various regulations defined by the U.S. Federal Communications Commission and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, these products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact the ability to sell products.


ENVIRONMENTAL MATTERS

Federal, state and local laws or regulations concerning the discharge of materials into the environment have not had and, under present conditions, the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings or the competitive position of the Company.


EMPLOYEES

As of March 31, 2001, the Company employed approximately 5,300 persons in continuing operations. Some of the European employees are members of a workers' council, principally due to applicable legal requirements in the jurisdictions in which they work. However, none of the Company's other employees are represented by labor unions and the Company believes its employee relations are good.


ITEM 2.  PROPERTIES.

The following table describes the Company's largest design and manufacturing facilities. The Company also has sales offices and facilities in Europe, South America and elsewhere.

            Location                                 Square   Title
            --------                                 ------   -----
                                                     Feet
                                                     ----
            Eningen, Germany                         779,000  Owned
            Germantown, Maryland                     272,000  Leased
            Indianapolis, Indiana                    140,000  Leased
            Bradenton, Florida                       124,000  Leased
            Research Triangle Park, North Carolina    93,100  Leased
            Plymouth, United Kingdom                  86,400  Owned
            San Diego, California                     62,368  Leased
            Tustin, California                        52,000  Leased
            Munich, Germany                           51,000  Leased
            Research Triangle Park, North Carolina    50,800  Leased
            Kirkland, Washington                      50,500  Leased

The Company believes its facilities are in good operating condition. In addition, the Company leases approximately 231,000 square feet of manufacturing facilities related to discontinued operations.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The decision was appealed to the Court of Appeals for the Federal Circuit by CMI on October 24, 2000. The appeal has been fully briefed and the Company is awaiting a hearing date. The Company's management believes the final outcome should not have a material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

The Company's common stock is traded on the NASDAQ National Market under the symbol "ACTR". From May 21, 1998 to November 8, 2000, the common stock was traded on the over-the-counter market under the symbol "DYNA". Since November 9, 2000, the common stock has been trading on the NASDAQ National Market. As of March 30, 2001, there were 581 registered holders of the common stock and the price of the common stock on the NASDAQ was $6.00. The following table sets forth the high and low sales prices of the Company's common stock on the over-the-counter market and the NASDAQ National Market for each quarterly period within the two most recent fiscal years.

         Quarter Ended            High          Low
         -------------            ----          ---
         March 31, 2001         $21.438       $ 6.000
         December 31, 2000       29.125         7.813
         September 30, 2000      41.375        16.437
         June 30, 2000           20.250         8.000
         March 31, 2000          15.937         6.875
         December 31, 1999        8.000         4.875
         September 30, 1999       5.031         3.437
         June 30, 1999            4.062         3.125


Since April 1, 1995, the Company has not declared or paid cash dividends to the holders of common stock. The Company intends to retain earnings for use in the operation and expansion of its business. In addition, certain restrictions in the Company's credit agreements limit the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

The information requested by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2001 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2001, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2001 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2001, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2001 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2001, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2001 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2001, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
         8-K.

(a)  (1) Financial statements

The following financial statements and schedules of the Company are included as Appendix C to this Report.

     I.   Report of Independent Accountants.
     II.  Consolidated Balance Sheets-March 31, 2001 and 2000.
     III. Consolidated Statements of Income-Fiscal Years ended March 31, 2001, 2000, and 1999.
     IV. Consolidated Statements of Stockholders' Equity (Deficit)-Fiscal Years ended March 31, 2001, 2000, and 1999.
     V. Consolidated Statements of Cash Flows-Fiscal Years ended March 31, 2001, 2000, and 1999.
     VI.  Notes to Consolidated Financial Statements.

     (2)  Financial Statements schedule - Schedule II

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     I. Current Report on Form 8-K concerning the Company's press release regarding its third quarter results of operations, filed with the SEC on February 14, 2001.

(c)  Exhibits

The exhibits that are filed with this report or that are incorporated herein by reference are set forth in Appendix D.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACTERNA CORPORATION

June 29, 2001                      By: /s/ Ned C. Lautenbach
                                       -----------------------
                                   Chairman, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ned C. Lautenbach                Chairman of the Board, President     June 29, 2001
--------------------------------     and Chief Executive Officer,
Ned C. Lautenbach                    Director

/s/ Allan M. Kline                   Corporate Vice President,            June 29, 2001
--------------------------------     Director, Chief Financial
Allan M. Kline                       Officer, and Treasurer
                                     (Principal Financial Officer)



/s/ Robert W. Woodbury, Jr.          Corporate Vice President,            June 29, 2001
--------------------------------     Controller (Principal
Robert W. Woodbury, Jr.              Accounting Officer)


/s/ John R. Peeler                   Director                             June 29, 2001
--------------------------------
John R. Peeler

/s/ Brian D. Finn                    Director                             June 29, 2001
--------------------------------
Brian D. Finn

/s/ Marvin L. Mann                   Director                             June 29, 2001
--------------------------------
Marvin L. Mann

/s/ William O. McCoy                 Director                             June 29, 2001
--------------------------------
William O. McCoy

/s/ Victor A. Pelson                 Director                             June 29, 2001
--------------------------------
Victor A. Pelson

/s/ Brian H. Rowe                    Director                             June 29, 2001
--------------------------------
Brian H. Rowe

/s/ Richard J. Schnall               Director                             June 29, 2001
--------------------------------
Richard J. Schnall

/s/ Peter M. Wagner                  Director                             June 29, 2001
--------------------------------
Peter M. Wagner

                                                                      APPENDIX A

                Selected Historical Consolidated Financial Data

The following tables set forth selected consolidated historical financial data of the Company for the five fiscal years ended March 31, 2001 which, as of March 31, 2001 and 2000 and for the three years in the period ended March 31, 2001, have been derived from, and should be read in conjunction with, the audited historical Consolidated Financial Statements, and related notes thereto, of the Company contained herein.

                                                                           Years Ended March 31,
                                                     2001*          2000          1999           1998           1997
                                                   --------       --------      --------       --------       --------
                                                                          (Amounts in thousands)
RESULTS OF OPERATIONS
Net sales                                        $1,167,815      $ 453,239      $ 329,532      $ 317,955      $ 284,070
Cost of sales                                       468,542        157,090        108,618        103,923         90,401
                                                 ----------      ---------      ---------      ---------      ---------
Gross profit                                        699,273        296,149        220,914        214,032        193,669

Selling, general & administrative expense           439,404        156,499        113,469        106,328         95,203
Product development expense                         150,061         61,172         42,472         42,919         39,037
Recapitalization and other related costs              9,194         27,942         40,767            ---            ---
Nonrecurring charges                                    ---            ---            ---            ---          5,063
Purchased incomplete technology                      56,000            ---            ---            ---            ---
Amortization of intangibles                         109,788          8,789          2,726          2,357          3,882
                                                 ----------      ---------      ---------      ---------      ---------
Operating income (loss)                             (65,174)        41,747         21,480         62,428         50,484

Interest expense                                   (102,066)       (51,916)       (46,178)        (1,184)          (679)
Interest income                                       3,155          2,354          3,392          3,013          2,675
Other income (expense), net                          (5,455)           (68)        15,703            551            540
                                                 ----------      ---------      ---------      ---------      ---------
Income (loss) from operations before
  income taxes                                     (169,540)        (7,883)        (5,603)        64,808         53,020

Provision (benefit) for income taxes                 (8,382)        (1,169)           (69)        26,521         24,092
                                                 ----------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations           (161,158)        (6,714)        (5,534)        38,287         28,928
Discontinued operations, net of income
  taxes                                                 ---         12,726         11,979          3,489            921
                                                 ----------      ---------      ---------      ---------      ---------
Net income (loss) before extraordinary item        (161,158)         6,012          6,445         41,776         29,849
Extraordinary item, net of income tax
 benefit of $6,603                                  (10,659)           ---            ---            ---            ---
                                                 ----------      ---------      ---------      ---------      ---------
Net income (loss)                                $ (171,817)     $   6,012      $   6,445      $  41,776      $  29,849
                                                 ==========      =========      =========      =========      =========
Net income (loss) per common share-basic:
  Continuing operations                          $    (0.87)     $   (0.05)     $   (0.04)     $    1.87      $    1.38
  Discontinued operations                               ---           0.09           0.09           0.17           0.04
  Extraordinary loss                                  (0.06)           ---            ---            ---            ---
                                                 ----------      ---------      ---------      ---------      ---------
                                                 $    (0.93)     $    0.04      $    0.05      $    2.04      $    1.42
                                                 ==========      =========      =========      =========      =========
Net income (loss) per common share-diluted:
  Continuing operations                          $    (0.87)     $   (0.05)     $   (0.04)     $    1.80      $    1.32
  Discontinued operations                               ---           0.09           0.09           0.16           0.04
  Extraordinary loss                                  (0.06)           ---            ---            ---            ---
                                                 ----------      ---------      ---------      ---------      ---------
                                                 $    (0.93)     $    0.04      $    0.05      $    1.96      $    1.36
                                                 ==========      =========      =========      =========      =========
Weighted average number of shares:
  Basic                                             183,881        148,312        129,596         20,493         20,987
  Diluted                                           183,881        148,312        129,596         21,272         21,997
                                                 ==========      =========      =========      =========      =========
BALANCE SHEET DATA
 Net working capital                             $  177,947      $  52,262      $  55,498      $ 117,791      $  80,394
 Total assets                                    $1,343,140      $ 414,838      $ 348,104      $ 288,130      $ 249,010
 Long-term debt                                  $1,056,383      $ 572,288      $ 504,151      $      83      $   5,226
 Stockholders' equity (deficit)                  $  (80,977)     $(296,675)     $(316,440)     $ 202,119      $ 160,686
 Shares of stock outstanding                        190,953        122,527        120,665         16,864         16,793
 Stockholders' equity (deficit) per share        $    (0.42)     $   (2.42)     $   (2.62)     $   11.99      $    9.57


* The Results of Operations for fiscal 2001 include the results of operations of Wavetek Wandel Goltermann, Inc. since May 23, 2000, the date of its acquisition, and the results of operations of Cheetah Technologies since August 23, 2000, the date of its acquisition.

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

Unless otherwise noted, the information presented in this Appendix B reflects the business of the Company and its subsidiaries, including the results of operations of the businesses the Company has acquired during fiscal 2001. Wavetek Wandel Goltermann, Inc. ("WWG")'s results of operations are included in the statements of operations since May 23, 2000; Cheetah Technologies ("Cheetah")'s results of operations are included since August 23, 2000. Applied Digital Access, Inc. ("ADA")'s results of operations are included since November 3, 1999. The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) include forward-looking statements, as described below in greater detail in "Forward-Looking Statements."


OVERVIEW

The Company reports its results of continuing operations in one business segment that the Company refers to as communications test. This segment develops, manufactures and markets instruments, systems, and services to test, deploy, manage and optimize communications networks, equipment and services. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment ("Other Subsidiaries"). These Other Subsidiaries include AIRSHOW, Inc., a leading provider of systems that deliver real-time news, information and flight data to aircraft passengers; da Vinci Systems, Inc. which manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape; and DataViews Corporation, which was sold in June 2000.

The Company's controlling stockholders are Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"), (collectively the "CDR Funds"). The CDR Funds are managed by Clayton, Dubilier & Rice, Inc. ("CDR"), an investment management firm, and collectively hold approximately 81% of the outstanding shares of common stock of the Company.

On August 23, 2000, the Company acquired substantially all the assets and specified liabilities of Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah"), for a purchase price of $171.5 million. Cheetah is a leading global supplier of automated test, monitoring, and management systems for cable television and telecommunications networks.

On May 23, 2000, the Company completed the merger (the "WWG Merger") of one of its subsidiaries with Wavetek Wandel Goltermann, Inc. ("WWG"), a developer, manufacturer and marketer of communications test instruments, systems, software and services in Europe (the "WWG Merger"), for a purchase price of $402.0 million. As a result of the WWG Merger, WWG became an indirect, wholly-owned subsidiary of Acterna.

To finance the WWG Merger, the Company sold 12.5 million and 30.625 million newly-issued, but unregistered shares of its common stock to CDR Fund V and CDR Fund VI, respectively, for an aggregate purchase price of $172.5 million. In addition, on June 30, 2000, the Company sold in a rights offering (the "Rights Offering") 4.983 million newly-issued, registered shares of common stock to stockholders of record on April 20, 2000 (other than CDR Fund V) at the same price per share that was paid by the CDR Funds. The Rights Offering provided such stockholders with the opportunity to reverse the diminution of their percentage equity ownership interest in the Company that resulted from the sale of common stock to the CDR Funds.

In connection with the WWG Merger, the Company entered into a new credit facility for $860 million with a syndicate of lenders. The proceeds were used to finance the WWG Merger, refinance WWG and Acterna debt and provide for additional working capital and borrowing capacity.

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications business segment, which segment consists of the Company's ICS Advent and Itronix Corporation subsidiaries. In connection with such decision, the Company hired, prepared and distributed a descriptive memorandum to qualified buyers and has received letters of interest from certain buyers. The Company is currently undergoing presentations and data review with these potential buyers and expects to divest these two subsidiaries, either separately or together, during the first half of the 2002 fiscal year. The businesses to be divested have been treated as discontinued operations for accounting purposes. The Statement of Cash Flows for fiscal years ended March 31, 2001, 2000 and 1999 have not been reclassified for the discontinued operations.

The results of operations of the discontinued businesses for the fiscal year ended March 31, 2001 have been deferred and included in the balance sheet at March 31, 2001, within net assets held for sale within non-current assets.

Management anticipates net operating losses from the discontinued operations to continue through the first half of fiscal 2002, at which time the Company anticipates having sold these businesses. The pretax operating losses for the segment for fiscal year ended March 31, 2001 was $14.5 million, of which $10.4 million was related to amortization of intangibles. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount of the net assets and the operating losses deferred through the date of disposition. Accordingly, the anticipated net gain from the disposal of the segment will not be reflected in the statements of operations until realized.

In accordance with the terms of the Company's new Senior Secured Credit Facility, the proceeds from the sale of assets, including those of the discontinued operations, must be used to repay any outstanding term loans, to the extent the proceeds received are less than the total balance of the outstanding term loans.

Seasonality

As a result of purchasing patterns of the Company's telecommunications customers, which tend to place large orders periodically, typically at the end of the Company's second and fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.


Product Development

For the year ended March 31, 2001, the Company invested approximately $150.1 million in research and development activities of which $131.5 million was applied to the communications test segment.

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


RECENT ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS DURING FISCAL 2001
-------------------------------

Wavetek Wandel Goltermann, Inc.

On May 23, 2000, the Company merged one of its wholly owned subsidiaries with WWG for consideration of $402.0 million, which includes $14.2 million of acquisition costs. The WWG Merger was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of acquired inventory by $35 million in order to record this inventory at its fair value, increased the carrying value of acquired land and buildings by $27 million to record them at fair value, and determined the fair value of acquired incomplete technology to be $51 million. This purchased incomplete technology had not reached technological feasibility, had no alternative future use and was written off to the income statement during the year. The WWG Merger generated approximately $488.9 million of excess purchase price which, based upon an independent valuation, was allocated to other intangibles on a basis as follows: $162.2 million to core technology (which is being amortized over six years), $45.2 million to workforce (which is being amortized over five years), and $6.8 million to backlog (which is being amortized over 12 months). The unallocated excess purchase price or goodwill of $274.8 million is being amortized over six years.


Superior Electronics Group, Inc., doing business as Cheetah Technologies

On August 23, 2000, the Company acquired Cheetah for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of the acquired inventory by $750 thousand to reflect its fair value, and determined the fair value of acquired incomplete technology to be $5.0 million. This purchased incomplete technology had not reached technological feasibility, had no alternative future use and was written off to the income statement during the year. The acquisition generated approximately $143.9 million of excess purchase price which was allocated to other intangibles on a preliminary basis as follows: $48.3 million to core technology (which is being amortized over six years), $3.9 million to workforce (which is being amortized over five years), $3.3 million to backlog (which is being amortized over 12 months), and $0.7 million to trademarks (which is being amortized over 6 years). The unallocated excess purchase price or goodwill of $87.7 million is being amortized over six years.

The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See notes to the Consolidated Financial
Statements: Note I. Notes Payable and Debt) and approximately $65.7 million from its existing cash balances.

In connection with the Cheetah acquisition, options to purchase shares of Cheetah were converted into options to purchase shares of Acterna common stock. The fair value as of the announcement date of the acquisition of all options converted was $5.8 million using an option-pricing model. A total of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately three years).


DIVESTITURES DURING FISCAL 2001

DataViews Corporation

In June 2000, the Company sold the assets and liabilities of DataViews Corporation ("DataViews"), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company's financial statements within "Other Subsidiaries".


OTHER ACQUISITIONS AND DIVESTITURES

The Company has, in the normal course of business, entered into acquisitions and divestitures of small companies that, in the aggregate, do not have a material impact on the financial results of the Company.


RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000 on a Consolidated Basis

Sales. For the fiscal year ended March 31, 2001 consolidated sales from continuing operations increased $714.6 million to $1.17 billion as compared to $453.2 million for the fiscal year ended March 31, 2000. The increase occurred primarily within the communications test segment. Of the $714.6 million increase, $702.8 million related to the communications test segment of which 15.0% resulted from core growth, 3.8% from additional sales at ADA; 77.2% from the WWG Merger; and 4.0% from the acquisition of Cheetah.

The Company's international sales (excluding WWG in fiscal 2000 and including exports from North America directly to foreign customers) from continuing operations were $473.2 million or 40.5% of consolidated sales for the fiscal year ended March 31, 2001, as compared to $65.8 million or 14.5% of consolidated sales for the fiscal year ended March 31, 2000 due primarily to the WWG Merger. WWG's operations are principally in Europe with significant sales offices in Asia and Latin America, as well as in the United States.

Gross Profit. Consolidated gross profit from continuing operations increased $403.1 million to $699.3 million or 59.9% of consolidated sales for the fiscal year ended March 31, 2001 as compared to $296.2 million or 65.3% of consolidated sales for the fiscal year ended March 31, 2000. Included in the fiscal 2001 gross profit is a purchase accounting charge of $35.7 million related to the amortization of inventory step-up as a result of the acquisitions of WWG and Cheetah. Excluding this step-up, gross profit was $735.0 million or 62.9% of consolidated sales. The decrease in gross margin as a percent of sales is, in part, a result of some products sold by WWG, Cheetah, and ADA, which have a lower gross margin than the Company's primary products. This includes products that the Company sells that are purchased and resold to the customer at a lower gross margin than products manufactured directly or indirectly by the Company.

Operating Expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $764.4 million or 65.5% of consolidated sales for the fiscal year ended March 31, 2001, as compared to $254.4 million or 56.1% of consolidated sales for the fiscal year ended March 31, 2000. Excluding the impact of the writeoff of the purchased incomplete technology of $56 million and the recapitalization and other related costs of $9 million, total operating expenses were $699.3 million or 59.9% of consolidated net sales during fiscal 2001. The increase is primarily a result of the WWG Merger, which has a higher cost structure than the Company has had historically, increased intangible amortization expense, increased amortization of unearned compensation, and expenses relating to the rebranding and additional consultants hired for the integration of WWG with the Company's communications test segment.

Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than the closing price in the public market on the date of issuance. The amortization of unearned compensation expense during fiscal 2001 was $18.3 million and has been allocated to cost of sales ($1.2 million), product development expense ($3.8 million), and selling, general and administrative expense ($13.3 million). The amortization expense during fiscal 2000 of $1.9 million was allocated to cost of sales ($0.4 million), product development expense ($0.1 million) and selling, general and administrative expense ($1.4 million).

The increase in the amortization of unearned compensation expense is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company at the time of the acquisitions. (See Notes to the Consolidated Financial Statements: Note E. Summary of Significant Accounting Policies: Unearned Compensation).

Selling, general and administrative expense from continuing operations was $439.4 million or 37.6% of consolidated sales for the fiscal year ended March 31, 2001. The percentage increase is in part a result of expenses totaling $25.2 million, which related to the rebranding and additional consultants hired for the integration of WWG with the Company's communications test segment (the "integration expenses"). In addition, the Company recorded a charge of $2.0 million during the third quarter of fiscal 2001 related to the writeoff of all charges capitalized in connection with the Company's registration statement on Form S-1, which the Company filed in July 2000 for a potential common stock offering. The Company amended this registration statement by converting it to a universal shelf registration statement on Form S-3 under which the company may offer from time to time up to $1 billion of equity or debt securities.

Excluding the amortization of unearned compensation of $18.3 million, the integration expenses of $25.2 million, and the writeoff of the S-1 charges of $2.0 million, selling, general and administrative expense was $393.9 million in fiscal 2001, or 33.7% of consolidated sales, which is comparable to the results for fiscal 2000.

Product development expense from continuing operations was $150.1 million or 12.9% of consolidated sales for the fiscal year ended March 31, 2001 as compared to $61.2 million or 13.5% of consolidated sales for the same period a year ago. The dollar increase is a direct result of the WWG Merger and the acquisition of Cheetah.

Recapitalization and other related costs from continuing operations during fiscal 2001 were $9.2 million as compared to $27.9 million in fiscal 2000. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. The expense incurred during fiscal 2000 related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

During fiscal 2001, the Company recorded a total charge of $56 million for acquired incomplete technology, of which $51 million related to the WWG Merger and $5 million related to the acquisition of Cheetah. This purchased incomplete technology had not reached technological feasibility and had no alternative future use.

Amortization of intangibles from continuing operations was $109.8 million for the fiscal year ended March 31, 2001 as compared to $8.8 million for the same period a year ago. The increase was primarily attributable to increased goodwill and other intangible amortization related to the acquisitions of Cheetah, WWG and ADA.

Interest. Interest expense, net of interest income from continuing operations, was $98.9 million for the fiscal year ended March 31, 2001 as compared to $49.6 million for the same period a year ago. The increase in net interest expense during fiscal 2001 resulted from the additional debt incurred for the WWG Merger and the acquisition of Cheetah.

Other income (expense). During fiscal 2001, the Company incurred approximately $5.5 million of losses in connection with changes in foreign currencies.

Taxes. The effective tax rate changed for the fiscal year ended March 31, 2001 to a benefit of 4.9% as compared to a benefit of 14.9% for the fiscal year ended March 31, 2000. The principal reasons for the decrease in the effective tax rate were: (1) additional non-deductible goodwill amortization in fiscal 2001 as a result of the WWG Merger and (2) an increase in the amount of income earned in various countries with tax rates higher than the U.S. federal rate, primarily Germany.

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

Operating Expenses. Operating expenses from continuing operations consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; and amortization of intangibles.
Total operating expenses were $254.4 million or 56.1% for the fiscal year ended March 31, 2000, as compared to $199.4 million or 60.5% of consolidated sales for the fiscal year ended March 31, 1999. Excluding the impact of the recapitalization and other related costs, total operating expenses were $226.5 million or 50.0% of consolidated sales in fiscal 2000, as compared to $158.7 million or 48.1% of consolidated sales in fiscal 1999. The increase in total operating expenses excluding recapitalization and other related costs is due in part to an increase in research and development expenses as the Company invested in the next generation of communications test equipment. The Company also incurred additional expenses relating to improvements in the subsidiaries' customer service departments, enterprise resource plan implementation, failed acquisitions, and additional consulting costs.

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

Selling, general and administrative expense from continuing operations was $156.5 million or 34.3% of consolidated sales for the fiscal year ended March 31, 2000, as compared to $113.5 million or 34.4% of consolidated sales for the fiscal year ended March 31, 1999. The marginal percentage increase is in part a result of the increase in sales as well as the timing of sales commission expense.

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

Recapitalization and other related costs from continuing operations during fiscal 2000 were $27.9 million, most of which related to the retirement of John
F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

Recapitalization and other related costs from continuing operations totaling $40.8 million were incurred during fiscal 1999 in connection with the Recapitalization, consisting of cancellation payments of employee stock options, compensation expense due to the acceleration of unvested stock options, and certain other expenses resulting from the Recapitalization.

Amortization of intangibles from continuing operations was $8.8 million for the fiscal year ended March 31, 2000 as compared to $2.7 million for the same period a year ago. The increase was primarily attributable to increased goodwill amortization related to the acquisitions in fiscal years 1999 and 2000.

Interest. Interest expense, net of interest income from continuing operations was $49.6 million for the fiscal year ended March 31, 2000 as compared to $42.8 million for the same period a year ago. The increase in net interest expense during fiscal 2000 was a result of the debt incurred in connection with the Recapitalization which was outstanding for 12 months during fiscal 2000 and outstanding for slightly more than 10 months during fiscal 1999. Also included in interest expense is amortization expense of $3.2 million and $2.7 million in fiscal 2000 and 1999, respectively, related to deferred debt issuance costs which are being amortized over the life of the Senior Secured Credit Agreement. See Capital Resources and Liquidity - Debt Service.

Other income. During fiscal 1999, the Company sold the net assets of ComCoTec for $21 million in gross proceeds that resulted in a gain of $15.9 million.

Taxes. The effective tax rate changed for the fiscal year ended March 31, 2000 to a benefit of 14.9% as compared to 1.2% for the fiscal year ended March 31, 1999, primarily due to nondeductible compensation incurred in connection with the Recapitalization during fiscal 1999, and lower foreign and states taxes incurred in fiscal 2000.


Business Segment

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes, and amortization of intangibles and amortization of unearned compensation ("EBITA"), which excludes non-recurring and one-time charges (See Appendix C -- Notes to Consolidated Financial Statements: Note Q. Segment Information and Geographic Areas.)

Included in the segment's EBITA is an allocation of corporate expenses.   The
information below includes bookings, net sales and EBITA for the communications test segment and the Company's Other Subsidiaries:

                                                         Years ending March 31,
                                                    2001         2000          1999
                                                    ----         ----          ----
                                                        (Amounts in thousands)
Communications test segment:
 Bookings                                     $1,248,465     $430,254      $260,722
 Net sales                                     1,052,746      349,886       238,942
 EBITA                                           139,498       62,447        42,800

Other subsidiaries:
 Bookings                                     $  112,862     $103,802      $ 95,785
 Net sales                                       115,068      103,354        90,590
 EBITA                                            26,499       27,718        29,841


Fiscal 2001 Compared to Fiscal 2000 - Communications Test

Bookings for the communications test products increased 190.2% to $1.25 billion for the fiscal year ended March 31, 2001, as compared to $430.3 million for the same period a year ago. The increase was primarily due to the WWG Merger and the acquisition of Cheetah and ADA as well as an increase in bookings for instruments, principally in the optical transport products, systems and services at the Company's existing communications test businesses.

Net sales of communications test products increased 200.9% to $1.05 billion for the fiscal year ended March 31, 2001, as compared to $349.9 million for the same period a year ago. The increase in sales was due to the additional net sales from the WWG Merger and the acquisitions of Cheetah and ADA. The increase is related to the following portions of the communications test segment: 15.0% was attributable to core growth, 3.8% was attributable to the additional sales from ADA; 77.2% was attributable to the WWG Merger; and 4.0% was attributable to the acquisition of Cheetah.

For the fiscal years ended March 31, 2001 and March 31, 2000, respectively, sales of optical transport products were $420.3 million and $154.1 million; sales of cable products were $129.6 million and $0 million; and sales of telecommunications systems and software products were $90.3 million and $47.3 million.

EBITA for the communications test products increased 123.4% to $139.5 million for fiscal 2001 as compared to $62.4 million for the same period a year ago. The increase in EBITA is a result of the WWG Merger and the acquisition of Cheetah, which was offset by integration expenses.


Fiscal 2000 Compared to Fiscal 1999 - Communications Test

Bookings for the communications test products increased 65.0% to $430.3 million for the fiscal year ended March 31, 2000, as compared to $260.7 million for the same period a year ago. The increase is due to a recovery from fiscal 1999's reduced order volume. The Company received an increase in orders for its transmission test equipment (transport loops) as well as an increase in bookings due to the acquisition of ADA. The Company experienced a decrease in bookings during fiscal 1999 for its core instruments in part due to the Regional Bell Operating Companies ("RBOC's") consolidation of their purchasing practices as well as the economic slowdown in Asia.

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

EBITA for the communications test products increased 45.9% to $62.4 million for fiscal 2000 as compared to $42.8 million for the same period a year ago. The increase in EBITA is a result of the increase in sales.


Fiscal 2001 Compared to Fiscal 2000 - Other Subsidiaries

Included in other subsidiaries are two of the Company's operating business units: AIRSHOW, Inc. and daVinci Systems. The trend in these businesses collectively shows an increase in revenues and bookings during the three years presented but a declining EBITA. This trend is primarily the result of increased shipments of Airshow's products to the general aviation market, which carry a lower gross margin than commercial aviation products, as well as increased product costs in its commercial aviation products. da Vinci's revenues and EBITA have increased 33% and 26% as compared to the same period last year, respectively, partially as a result of two small acquisitions.


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

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Recapitalization in May 1998, the acquisition of ADA in November 1999, the WWG Merger in May 2000, the acquisition of Cheetah in August 2000, and from the funding of working capital and capital expenditures. The increased working capital balances of the Company at March 31, 2001 following these acquisitions are expected to continue at similar levels for the foreseeable future.

The Statement of Cash Flows for all periods presented includes the cash flows from the industrial computing and communications segment on a fully-consolidated basis and have not been restated to reflect discontinued operations.

Cash Flows. The Company's cash and cash equivalents increased $27.3 million during the fiscal year ended March 31, 2001.

Working Capital. For the fiscal year ended March 31, 2001, the Company's net working capital increased as its operating assets and liabilities used $67.7 million of cash, excluding acquisitions. Accounts receivable increased, creating a use of cash of $48.1 million, primarily due to the increase in shipments during the last month of the fiscal year. Inventory levels increased, creating a use of cash of $40.8 million, due in part to the increase in raw material inventory to support the large backlog position at the communications test subsidiaries. In addition, the Company has a large finished goods inventory of systems solutions also at the communications test subsidiaries which have not yet been installed at the customers' requested sites. Other current assets increased, creating a use of cash of $2.2 million. Accounts payable increased creating a source of cash of $25.2 million as the Company continues to manage its working capital. Other current liabilities decreased creating a use of cash of $1.8 million.

Investing activities. The Company's investing activities totaled $464.1 million for the fiscal year ended March 31, 2001 in part for the purchase and replacement of property and equipment. The primary use of cash was for the WWG Merger and the acquisition of Cheetah during fiscal 2001 for a total cash purchase price of approximately $422.1 million (approximately $578.2 million in gross purchase price less $156.1 million in cash and non-cash items).

The Company's capital expenditures in fiscal 2001 were $45.9 million as compared to $21.9 million in fiscal 2000. The increase during fiscal 2001 was primarily due to additional purchases at WWG. The Company is subject to annual maximum capital expenditure covenants under the Senior Secured Credit Facility.

Debt and equity. The Company's financing activities generated $474.6 million in cash during fiscal 2001, due mainly to the additional borrowings of debt and the cash generated from the sale of stock in connection with the WWG Merger and the acquisition of Cheetah.


DEBT SERVICE

In connection with the WWG Merger, the Company refinanced a portion of its debt and entered into a new senior secured credit facility with a syndicate of lenders (the "Senior Secured Credit Facility") that provided for term loans and a revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2001, the Company had $1,078.6 million of debt (excluding notes payable of $10.9 million), primarily consisting of $275.0 million principal amount of the Company's 9 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes"), $668.4 million in the term loan borrowings and $108.0 million in revolving credit borrowings under the Senior Secured Credit

Facility, and $27.2 million in other debt obligations. As of March 31, 2000, the Company had $579.9 million of debt.

The annual weighted-average interest rate on the loans under the Company's senior secured credit facilities was 9.8% and 7.85% for the fiscal years ended March 31, 2001 and 2000, respectively. Due to the recent reduction in the prime interest rate, the Company's 90-day LIBOR borrowing rate (plus the applicable margin) was 7.65% at March 31,2001. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15 through 2008.

The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these hedge agreements, $195 million of the Company's debt is currently subject to an effective average annual fixed rate of 5.718% per annum until September 2002.

Interest on the loans outstanding under the Senior Secured Credit Facility is payable quarterly in arrears on each June 30, September 30, December 31 and March 31 through maturity.

The Company is also required to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter. The Company paid $0.3 million and $0.3 million in fiscal 2001 and 2000, respectively, in commitment fees.

The mandatory principal repayment schedule of the Senior Secured Credit Facility over the next five years and thereafter is: $18.8 million in fiscal 2002, $25.8 million in fiscal 2003, $40.8 million in fiscal 2004, $44.8 million in fiscal 2005, $75.2 million in fiscal 2006, and $462.0 million in fiscal years subsequent to fiscal 2006.

In addition, on June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility (the "Short-Term Credit Facility") with Credit Suisse First Boston and The Chase Manhattan Bank, which provides for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs, which have increased in part, as a result of the growth of the Company's business. Loans under the facility bear interest at floating rates based upon the interest rate option elected by the Company. The Short-Term Credit Facility matures on December 31, 2001. Interest and any loans outstanding from time to time under the Short-Term Credit Facility are expected to be repaid from cash generated by the Company's operations.

At March 31, 2001, approximately $43.7 million remained undrawn under the Revolving Credit Facility including outstanding letters of credit which reduce the borrowing capacity of the Company under the Revolving Credit Facility. As of June 29, 2001, the Company had an aggregate of approximately $40 million of borrowing capacity under the Revolving Credit Facility and the Short-Term Credit Facility.

Principal and interest payments under the Company's credit facilities and interest payments on the Senior Subordinated Notes have represented and will continue to represent significant liquidity requirements for the Company. (See Appendix C -Notes to the Consolidated Financial Statements: Note I. Notes Payable and Debt.)

Future financing sources and cash flows. While the Company believes that cash generated from operations, together with amounts available from time to time under the Revolving Credit Facility and the Short-Term Credit Facility and other available sources of liquidity, will be adequate to permit the Company to meet its debt service obligations, investment and capital expenditure program requirements, ongoing operating costs and working capital needs, the Company cannot assure that this will be the case. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) and the Short-Term Credit Facility will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

In July 2000 the Company filed a registration statement on Form S-1 for a potential common stock offering. In February 2001, the Company amended this registration statement by converting it to a universal shelf registration statement on Form S-3 under which the Company may offer from time to time up to $1 billion of equity or debt securities. The shelf registration statement was declared effective by the Securities and Exchange Commission on April 4, 2001. The Company's shelf registration statement creates additional potential sources of liquidity in the future.

Covenant restrictions. The Company's Senior Secured Credit Facility contains covenants that, among other things, restrict its ability to obtain additional sources of financing and cash flows, including by disposing assets, incurring additional debt, guaranteeing obligations or incurring contingent liabilities, repaying the Senior Subordinated Notes, paying dividends, creating liens on assets, making investments, loans or investments, engaging in mergers or consolidations, making capital expenditures or engaging in certain transactions with affiliates. Under the Senior Secured Credit Facility, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio, and these financial tests will become more restrictive in future years. The indenture governing the Senior Subordinated Notes limits the Company's ability to incur additional indebtedness.

The restrictions in the Senior Secured Credit Facility and the Senior Subordinated Notes could limit the Company's ability to respond to market conditions, to meet its capital-spending program, to provide for unanticipated capital investments or to take advantage of business opportunities.

As of March 31, 2001 and June 29, 2001, the Company was in compliance with all covenants under the Senior Secured Credit Facility and the Senior Subsordinated Notes and was in compliance with the terms of the Short-Term Credit Facility as of June 29, 2001.

For a more detailed description of the Senior Subordinated Notes,the Senior Secured Credit Facility and the Short-Term Credit Facility, including the applicable principal amortization schedule and interest rates,and the Short Term Credit Facility, see Appendix C - Notes to the Consolidated Financial
Statements: Note I. Notes Payable and Debt.


New Pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assessed the impact of the adoption of FAS 133 on April 1, 2001, and determined that it will not have a significant impact on the results of operations and financial position.


Quantitative and Qualitative Disclosures about Market Risk

The Company operates manufacturing facilities and sales offices in over 80 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company's principal currency exposures against the U.S. dollar are in the Euro and in Canadian currency. The Company does use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company's market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

At March 31, 2001, the Company had $776.4 million of variable rate debt outstanding. The Company currently has two interest rate swap contracts with notional amounts totaling $195 million which fixed its variable rate debt to a fixed interest rate for periods of two years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate.

At March 31, 2001, the two swap contracts had a fixed interest rate higher than the three-month LIBOR quoted by its financial institutions. However, the 3-month LIBOR rate was higher than the fixed interest rate during the first three quarters of fiscal 2001 that created a reduction in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate). The reduction in interest expense recognized by the Company during fiscal 2001 and fiscal 2000 was $1.8 million and $0.4 million, respectively. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of March 31, 2001, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.0 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.0 million.

During fiscal 2001 economic factors have caused a significant interest rate reduction, which in turn resulted in lower borrowing costs for the Company. At March 31, 2001 and 2000, the Company's variable rate debt was borrowed at a LIBOR rate of 4.9025% and 6.3125%, respectively. A hypothetical 10% adverse movement in LIBOR based on the rate at March 31, 2001 would cause the Company to recognize an additional interest expense of approximately $2.9 million, and would cause a hypothetical loss in cash flows of approximately $2.9 million.


Risk Factors

Set forth below and elsewhere in this annual report and in the other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report.

                    Risks Related to the Company's Business

Because the Company's quarterly operating results have fluctuated in the past and are likely to fluctuate in the future, the Company's stock price may be volatile and may decline.

The Company has experienced in the past and expects to experience in the future fluctuations in its quarterly results due to a number of factors beyond the Company's control. Many factors could cause the Company's operating results to fluctuate from quarter to quarter, including the following:

 .  the size and timing of orders from the Company's customers;

 . the degree to which the Company's customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in the Company's fourth quarter;

 .  the uneven buying patterns of the Company's customers;

 .  the uneven pace of technology innovation; and.

 . economic downturns or other factors reducing demand for telecommunication equipment and services.

A significant portion of the Company's operating expenses is fixed and if the Company's net sales are below its expectations in any quarter, the Company may not be able to reduce its spending in a timely manner.

The markets for the Company's products are highly competitive. Some of the Company's current and potential competitors have greater name recognition and greater financial, selling and marketing, technical, manufacturing and other resources than the Company does. In addition, due to the rapid evolution of the markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers, may enter the Company's markets and further intensify competition.

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

The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs. The Company may not successfully anticipate such trends or have sufficient free cash flow to continue to incur such costs. The Company cannot assure you that it will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of its products or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

The Company's manufacturing efforts could be interrupted due to component shortages, which could reduce the Company's ability to build and sell its products.

The Company uses a number of components to build its products and systems that are only available from a limited number of, or single-source, vendors. In addition, to obtain the components the Company requires to build its products and systems, the Company may be required to identify alternate sources of supply, which can be time consuming and result in higher procurement costs. The Company also cannot assure that it will be able to obtain suitable substitutes for components that become unavailable, which could potentially require the Company to perform costly and time consuming redesigns of its products. If the Company is unable to obtain sufficient quantities of required components, or if suppliers choose to reduce the amount of parts they make available to the Company, the Company may be unable to meet customer demand for its products, which would negatively affect its business and results of operations and could materially damage customer relationships.

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

The Company has acquired businesses and technologies in the past and expects to pursue acquisitions of other companies, technologies and new and complementary product lines in the future. Any acquisition would involve risks to the Company's business, including:

 . an inability to integrate the operations, products and personnel of the Company's acquired businesses and diversion of management's time and attention;

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

Mergers and acquisitions of high-technology companies are inherently risky. The Company cannot assure that any business that it may acquire will achieve anticipated net sales and operating results, which could decrease the value of the acquisition to the Company. Any of these risks could materially harm the Company's business, financial condition and results of operations. Payment paid for future acquisitions, if any, could be in the form of cash, stock, and rights to purchase stock or a combination of these. Dilution to existing stockholders and to earnings per share may result in connection with any future acquisitions.

The Company's substantial debt could adversely affect its financial condition.


The Company's substantial level of debt and the terms of its debt instruments may have important consequences for the Company including the following:

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

 . the Company is sensitive to fluctuations in interest rates because some of its debt obligations are subject to variable interest rates; and

 . the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or to capitalize on business opportunities may be impaired.

Economic, political and other risks associated with international sales and operations could adversely affect the Company's net sales.

Because the Company sells its products worldwide, the Company's business is subject to risks associated with doing business internationally. The Company expects its net sales originating outside the United States to be approximately half of the Company's total net sales for its 2002 fiscal year. In addition, many of the Company's manufacturing facilities and suppliers are located outside the United States. Accordingly, the Company's future results could be harmed by a variety of factors, including:

 .  changes in foreign currency exchange rates;

 . changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

 .  trade protection measures and import or export licensing requirements; and

 . potentially negative consequences from changes in tax laws and other regulatory requirements.

The planned divestiture of the Company's industrial computing and communications segment may not be successful.

In May 2000, the Company's board of directors approved a plan to divest its industrial computing and communications segment, which consists of the ICS Advent and Itronix Corporation subsidiaries. The Company cannot assure that it will be able to find a buyer for these subsidiaries or that the Company will be able to obtain an attractive price.

Several of the Company's products must comply with significant governmental and industry-based regulations, certifications, standards and protocols, some of which evolve as new technologies are deployed. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for the Company, and the Company cannot assure that its products will continue to meet these standards in the future. In addition, regulatory compliance may present barriers to entry in particular markets or reduce the profitability of the Company's product offerings. Such regulations, certifications, standards and protocols may also adversely affect the communications industry, limit the number of potential customers for the Company's products and services or otherwise have a material adverse effect on its business, financial condition and results of operations. Failure to comply, or delays in compliance, with such regulations, standards and protocols or delays in receipt of such certifications could delay the introduction of new products or cause the Company's existing products to become obsolete.


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

The Company's success depends upon the quality of its key personnel. If the Company is unable to retain some of its personnel, or if it is unable to continue to attract and retain highly-skilled personnel, its business may suffer.

The Company's success depends in large part upon its senior management, as well as its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel, particularly engineers with communications equipment experience. Competition for such personnel is intense, and the Company may not be successful in retaining its existing key personnel or attracting additional employees. Any failure of the Company to retain its personnel, including senior management, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, continued labor market shortages of technically-skilled personnel may lead to significant wage increases, which could adversely affect the Company's business, results of operations or financial condition.

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

The Company's success depends in large part on its intellectual property. The Company relies on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect its proprietary intellectual property. If the Company fails to protect or to enforce successfully its intellectual property rights, the Company's competitive position could suffer, which could have a material adverse effect on its business, financial condition and results of operations.

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

                 Risks Related to the Company's Common Stock.

The Company's current principal stockholders have effective control over the Company's business.

As of March 31, 2001, the CDR Funds, the Company's controlling stockholders, together held approximately 81% of the outstanding shares of the Company's common stock. In addition, three of the ten directors who serve on the Company's board are currently affiliated with the CDR Funds. By virtue of such stock ownership and board representation, the CDR funds have effective control over all matters submitted to the Company's stockholders, including the election of the Company's directors, and exercise significant control over the Company's policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to the Company's stockholders. In addition, CDR Fund V has agreed, pursuant to certain employment agreements with Messrs. Allan M. Kline, the Company's Corporate Vice President, Chief Financial Officer and Treasurer, and John R. Peeler, the President and Chief Executive Officer of the Company's Communications Test Business, to vote its shares to elect both men as directors so long as they are employed by the Company.

Only approximately 11% of the Company's common stock trades publicly and the market for technology stocks is extremely volatile.

The public market for the Company's common stock is limited as only approximately 11% of the outstanding stock trades publicly. The small size of the Company's float tends to increase the volatility of the Company's stock price. In addition, the stock market in general, and the market for technology stocks in particular, have experienced extreme volatility and this volatility has often been unrelated to the operating performance of particular companies. The market price of the Company's common stock could fluctuate significantly at any time in response to such factors as:

 . changes in financial estimates or investment recommendations relating to the Company by securities analysts;

 . the Company's quarterly operating results falling below securities analysts' or investors' expectations in any given period;

 . announcements by the Company or its competitors of new products, acquisitions or strategic relationships; and

 . general market conditions and domestic and international economic factors unrelated to the Company's performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company's business.


Forward-Looking Statements

This report (other than the Company's consolidated financial statements and other statements of historical fact) contains forward-looking statements.

The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, the Company cannot assure that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, the risk factors described elsewhere in this report and the Company's other Securities and Exchange Commission filings.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur and actual results may differ materially from the estimates or expectations reflected in the Company's forward-looking statements.

                                                                      APPENDIX C

                              ACTERNA CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS                               C-2

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND 2000    C-3

   CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
     MARCH 31, 2001, 2000 AND 1999                              C-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999         C-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     MARCH 31, 2001, 2000 AND 1999                              C-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   C-8

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Acterna Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Acterna Corporation and its subsidiaries (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 10, 2001, except for the last
paragraph of Note I, as to which
the date is June 29, 2001

                              Acterna Corporation
                          Consolidated Balance Sheets



                                                           March 31,
                                                       2001        2000
                                                     --------    --------
      Assets                                     (Amounts in thousands except
                                                   share and per share data)
Current assets:
  Cash and cash equivalents                         $   61,886   $ 33,839
  Accounts receivable, net
   of allowance of $8,997 and $1,952,
   respectively                                        215,067     78,236
  Inventories, net:
    Raw materials                                       43,726     11,085
    Work in process                                     45,772     12,859
    Finished goods                                      43,889      6,308
                                                    ----------   --------
     Total inventory                                   133,387     30,252

  Deferred income taxes                                 37,961     21,548
  Other current assets                                  36,627     16,332
                                                    ----------   --------
    Total current assets                               484,928    180,207

Property, plant and equipment:
 Land and buildings                                     55,123        ---
 Leasehold improvements                                 11,956      5,843
 Machinery and equipment                                66,325     62,361
 Furniture and fixtures                                 54,650     18,908
                                                    ----------   --------
                                                       188,054     87,112
 Less accumulated depreciation and amortization        (71,167)   (59,796)
                                                    ----------   --------
 Property, plant and equipment, net                    116,887     27,316

Other assets:
  Net assets of discontinued operations held
   for sale                                             99,244     72,601
  Intangible assets, net                               593,663     58,508
  Deferred income taxes                                    ---     42,689
  Deferred debt issuance costs, net                     25,908     21,382
  Other                                                 22,510     12,135
                                                    ----------   --------
                                                    $1,343,140   $414,838
                                                    ==========   ========

Current liabilities:
  Notes payable                                     $   10,919   $    ---
  Current portion of long-term debt                     22,248      7,646
  Accounts payable                                      97,024     38,374
  Accrued expenses:
   Compensation and benefits                            69,841     35,036
   Deferred revenue                                     26,823     13,564
   Warranty                                             11,914      8,297
   Interest                                             11,476     10,055
   Other                                                31,902      7,426
   Taxes other than income taxes                        12,843      1,844
  Accrued income taxes                                  11,991      5,703
                                                    ----------  ---------
   Total current liabilities                           306,981    127,945

Long-term debt                                       1,056,383    572,288
Deferred income taxes                                    2,915        ---
Deferred compensation                                   57,838     11,280

Commitments and contingencies (Note N.)

Stockholders' deficit:
 Serial preference stock, par value $1 per share;
  authorized 100,000 shares; none issued                   ---        ---
 Common stock, par value $0.01, 2001 and 2000,
  respectively, authorized 350,000,000 and
  200,000,000 shares; issued and outstanding
  190,953,052 and 122,526,750 shares                     1,910      1,225
 Additional paid-in capital                            801,080    344,873
 Accumulated deficit                                  (795,746)  (623,929)
 Unearned compensation                                 (90,986)   (16,965)
 Other comprehensive income (loss)                       2,765     (1,879)
                                                    ----------  ---------
   Total stockholders' deficit                        ( 80,977)  (296,675)
                                                    ----------  ---------
                                                    $1,343,140  $ 414,838
                                                    ==========  =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              Acterna Corporation
                       Consolidated Statements of Income

                                                                   Years Ended March 31,
                                                            2001           2000           1999
                                                          --------       --------       --------
                                                                  (Amounts in thousands
                                                                  except per share data)
Net sales                                               $1,167,815       $453,239       $329,532
Cost of sales                                              468,542        157,090        108,618
                                                        ----------       --------       --------
Gross profit                                               699,273        296,149        220,914

Selling, general and administrative expense                439,404        156,499        113,469
Product development expense                                150,061         61,172         42,472
Recapitalization and other related costs                     9,194         27,942         40,767
Purchased incomplete technology                             56,000            ---            ---
Amortization of intangibles                                109,788          8,789          2,726
                                                        ----------       --------       --------
Total operating expenses                                   764,447        254,402        199,434
                                                        ----------       --------       --------
Operating income (loss)                                    (65,174)        41,747         21,480

Interest expense                                          (102,066)       (51,916)       (46,178)
Interest income                                              3,155          2,354          3,392
Other income (expense), net                                 (5,455)           (68)        15,703
                                                        ----------       --------       --------
Loss from continuing operations before
  income taxes and extraordinary item                     (169,540)        (7,883)        (5,603)

Benefit for income taxes                                    (8,382)        (1,169)           (69)
                                                        ----------       --------       --------
Net loss from continuing operations before
  extraordinary item                                      (161,158)        (6,714)        (5,534)

Discontinued operations:
 Operating income, net of income tax provision of
  $7,967 in 2000, and $6,903 in 1999                           ---         12,726         11,979
                                                        ----------       --------       --------
Net income (loss) before extraordinary item               (161,158)         6,012          6,445

Extraordinary item, net of income tax benefit
  of $6,603                                                (10,659)           ---            ---
                                                        ----------       --------       --------
Net income (loss)                                       $ (171,817)      $  6,012       $  6,445
                                                        ==========       ========       ========
Income per common share - basic and diluted:
  Continuing operations                                 $    (0.87)      $  (0.05)      $  (0.04)
  Discontinued operations                                      ---           0.09           0.09
  Extraordinary loss                                         (0.06)           ---            ---
                                                        ----------       --------       --------
                                                        $    (0.93)      $   0.04       $   0.05
                                                        ==========       ========       ========

Weighted average number of common shares
Basic and diluted                                          183,881        148,312        129,596

   The accompanying notes are an integral part of the consolidated financial statements.

                              Acterna Corporation

           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                             Retained
                                                             Number of Shares                Additional     Earnings/
                                                           Common      Treasury    Common     Paid - In    (Accumulated
                                                           Stock        Stock       Stock      Capital       Deficit)
                                                           ------      ------      ------      --------      -------
                                                                             (Amounts in thousands)
Balance, March 31, 1998                                      18,605     (1,741)     $ 3,721    $  7,647      $ 237,282

Net income - 1999                                                                                                6,445
Translation adjustment

Total comprehensive income

Exercise of stock options and
  other issuances                                               414         59                     (111)
Tax benefit from exercise of
  stock options                                                                                     609
Recapitalization and other related
 costs:
  Common stock repurchased                                  (18,605)     1,682       (3,721)     (7,269)      (873,668)
  Issuance of new stock, net of fees                        120,251                             298,148
  Stock options expense                                                                          14,640
  Unearned compensation                                                                           9,082
  Amortization of unearned compensation
                                                           --------   --------    ---------   ---------     ----------
Balance, March 31, 1999                                     120,665          0            0     322,746       (629,941)
                                                           --------   --------    ---------   ---------     ----------

Net income - 2000                                                                                                6,012
Translation adjustment

Total comprehensive income

Exercise of stock options and
  other issuances                                             1,862                      11       4,725
Adjustment to unearned compensation                                                              (1,143)
Stock option expense                                                                             12,327
Redemption of stock options                                                                      (6,980)
Unearned compensation from stock option
  grants                                                                                         12,951
Change in par value of common stock                                                   1,214      (1,214)
Amortization of unearned compensation
Tax benefit from exercise of
  stock options                                                                                   1,461
                                                           --------   --------     --------   ---------     ----------
Balance, March 31, 2000                                     122,527          0        1,225     344,873       (623,929)
                                                           --------   --------     --------   ---------     ----------
Net loss 2001                                                                                                 (171,817)
Translation adjustment

Total comprehensive loss

Issuance of common stock to CDR Funds                        43,125                     431     172,069
Issuance of common stock rights
  offering, net of fees                                       4,983                      50      16,882
Issuance of common stock to
 WWG stockholders                                            14,987                     150     129,850
Stock option expense                                                                             12,255
Conversion of Cheetah stock options                                                               5,754
Amortization of unearned compensation-
  continued operations
Amortization of unearned compensation -
  discontinued operations
Exercise of stock option and other
  issuances                                                   5,331                      54      10,919
Unearned compensation from stock option
  grants                                                                                         98,726
Adjustment to unearned compensation                                                             (11,567)
Tax benefit from exercise of stock
  options                                                                                        21,319
                                                           --------   --------      --------   --------      ----------
Balance, March 31, 2001                                     190,953          0      $ 1,910    $801,080      $(795,746)
                                                           ========   ========      ========   ========      ==========


                              Acterna Corporation

           Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                  Total
                                                                                   Other                       Stockholders'
                                                                  Unearned     Comprehensive      Treasury         Equity
                                                                Compensation       Loss            Stock         (Deficit)
                                                                  --------         ----            -----          -------
                                                                                    (Amounts in thousands)
Balance, March 31, 1998                                           $      0         $(1,600)       $(44,931)      $ 202,119

Net income - 1999                                                                                                    6,445
Translation adjustment                                                                 (82)                            (82)

                                                                                                                 ----------
Total comprehensive income                                                                                           6,363
                                                                                                                 ----------
Exercise of stock options and
  other issuances                                                                                    1,946           1,835
Tax benefit from exercise of
  stock options                                                                                                        609
Recapitalization and other related
 costs:
  Common stock repurchased                                                                          42,985        (841,673)
  Issuance of new stock, net of fees                                                                               298,148
  Stock options expense                                                                                             14,640
  Unearned compensation                                             (9,082)                                            ---
  Amortization of unearned compensation                              1,519                                           1,519
                                                                  --------       ---------        --------       ---------
Balance, March 31, 1999                                             (7,563)         (1,682)              0        (316,440)
                                                                  --------       ---------        --------       ---------

Net income - 2000                                                                                                    6,012
Translation adjustment                                                                (197)                           (197)
                                                                                                                 ---------
Total comprehensive income                                                                                           5,815
                                                                                                                 ---------
Exercise of stock options and
  other issuances                                                                                                    4,736
Adjustment to unearned compensation                                  1,130                                             (13)
Stock option expense                                                                                                12,327
Redemption of stock options                                                                                         (6,980)
Unearned compensation from stock option
  grants                                                           (12,951)                                            ---
Change in par value of common stock                                                                                    ---
Amortization of unearned compensation                                2,419                                           2,419
Tax benefit from exercise of stock options                                                                           1,461
                                                                  --------       ---------        --------       ---------
Balance, March 31, 2000                                            (16,965)         (1,879)              0        (296,675)
                                                                  --------       ---------        --------       ---------
Net loss 2001                                                                                                     (171,817)
Translation adjustment                                                               4,644                           4,644
                                                                                                                 ---------
Total comprehensive loss                                                                                          (167,173)
Issuance of common stock to CDR Funds                                                                              172,500
Issuance of common stock rights
  offering, net of fees                                                                                             16,932
Issuance of common stock to WWG
 stockholders                                                                                                      130,000
Stock option expense                                                                                                12,255
Conversion of Cheetah stock options                                 (6,721)                                           (967)
Amortization of unearned compensation-
  continued operations                                              18,266                                          18,266
Amortization of unearned compensation -
  discontinued operations                                            1,574                                           1,574
Exercise of stock option and other
  issuances                                                                                                         10,973
Unearned compensation from stock option
  grants                                                           (98,726)                                            ---
Adjustment to unearned compensation                                 11,586                                              19
Tax benefit from exercise of stock
  options                                                                                                           21,319
                                                                  --------       ---------        --------       ---------
Balance, March 31, 2001                                           $(90,986)      $   2,765        $      0       $ (80,977)
                                                                  ========       =========        ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              Acterna Corporation
                     Consolidated Statements of Cash Flows


                                                                                  Years Ended March 31,
                                                                           2001           2000            1999
                                                                         --------       ---------       ---------
                                                                                   (Amounts in thousands)
Operating activities:
 Net income (loss) from operations                                      $(171,817)       $   6,012       $   6,445
 Adjustment for noncash items included in net income:
  Depreciation                                                             23,852           13,082          11,741
  Amortization of intangibles and goodwill                                109,788           12,327           6,228
  Amortization of inventory step-up                                        35,750
  Amortization of unearned compensation                                    18,266            2,419           1,519
  Amortization of deferred debt issuance costs                              3,974            3,232           2,693
  Writeoff of deferred debt issuance costs                                 10,019              ---             ---
  Purchased incomplete technology                                          56,000              ---             ---
  Gain on sale of subsidiary                                                  ---              ---         (15,900)
  Recapitalization and other related costs                                  9,194           12,327          14,640
  Tax benefit from stock option exercises                                  21,319            1,461             609
  Other                                                                     2,047               56               3
  Change in deferred income taxes                                         (31,309)          (2,840)        (12,289)
 Changes in operating assets and liabilities, net of effects
  of purchase acquisitions and divestitures                               (67,713)           9,334          51,981
                                                                        ---------        ---------       ---------
 Net cash flows provided by operating activities                           19,370           57,410          67,670
                                                                        ---------        ---------       ---------
Investing activities:
 Purchases of property and equipment                                      (45,905)         (21,859)        (11,323)
 Proceeds from sale of property and equipment                               2,433
 Proceeds from sales of businesses                                          6,381              ---          21,000
 Businesses acquired in purchase transactions,
  net of cash and noncash items                                          (422,137)        (113,227)        (21,365)
 Other                                                                     (4,863)          (7,165)         (8,391)
                                                                       ----------        ---------       ---------
 Net cash flows used in investing activities                             (464,091)        (142,251)        (20,079)
                                                                       ----------        ---------       ---------
Financing activities:
 Borrowings under revolving credit facility, net                          108,000           70,000             ---
 Borrowings of term loan debt                                             683,566              ---         535,000
 Repayment of term loan debt                                              (12,944)         (17,139)         (8,000)
 Borrowings (repayments) of notes payable and other debt                   31,735             (212)         (2,351)
 Repayment of debt under old Senior Secured Credit Facility              (304,861)             ---             ---
 Repayment of WWG term debt                                              (118,594)             ---             ---
 Redemption of WWG bonds                                                  (94,148)             ---             ---
 Financing fees                                                           (18,519)             ---         (38,631)
 Proceeds from issuance of common stock, net of expenses                  200,405            4,736         278,835
 Purchases of treasury stock, common stock and stock options                  ---           (6,980)       (806,508)
                                                                        ---------        ---------       ---------
 Net cash flows provided by (used in) financing activities                474,640           50,405         (41,655)
                                                                        ---------        ---------       ---------
Effect of exchange rates on cash                                           (2,635)            (157)           (478)
                                                                        ---------        ---------       ---------
Increase (decrease) in cash and cash equivalents                           27,284          (34,593)          5,458
Cash and cash equivalents at beginning of year                             35,769           70,362          64,904
                                                                        ---------        ---------       ---------
Cash and cash equivalents at end of year                                $  63,053        $  35,769       $  70,362
                                                                        =========        =========       =========
Change in operating asset and liability components:
 Decrease (increase) in trade accounts receivable                       $ (48,080)       $ (18,176)      $  (1,114)
 Decrease (increase) in inventories                                       (40,817)           7,185           2,503
 Decrease (increase) in other current assets                               (2,224)          (7,324)          2,089
 Increase (decrease) in accounts payable                                   25,175           12,397          11,025
 Increase (decrease) in accrued expenses, taxes and other                  (1,767)          15,252          37,478
                                                                        ---------        ---------       ---------
Change in operating assets and liabilities                              $ (67,713)       $   9,334       $  51,981
                                                                        =========        =========       =========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                                              $ 105,115        $  48,791       $  33,376
  Income taxes                                                             13,036           14,737          16,013

   The accompanying notes are an integral part of the consolidated financial statements.

                              ACTERNA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   FORMATION AND BACKGROUND

     Acterna Corporation (the "Company" or "Acterna"), formerly Dynatech Corporation), was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted primarily by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in one business segment: communications test. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment.

     The communications test business develops, manufacturers and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services. In addition the Company also operates two subsidiaries, AIRSHOW, Inc., and da Vinci Systems. AIRSHOW is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. da Vinci manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape.

     The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2001 are references to the Company's fiscal year which began April 1, 2000 and ended March 31, 2001).


B.   DISCONTINUED OPERATIONS

     In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which segment consists of ICS Advent and Itronix Corporation subsidiaries. In connection with such decision, the Company has hired, prepared and distributed a descriptive memorandum to qualified buyers and has received letters of interest from certain buyers. The Company is currently undergoing presentations and data review with these potential buyers and expects to divest these two subsidiaries, either separately or together, during the first half of the 2002 fiscal year. The businesses to be divested have been treated as discontinued operations for accounting purposes.

     The segment's results of operations including net sales, operating costs and expenses, other income and expense and income taxes for fiscal 2000 and 1999, have been presented in the accompanying statements of operations as discontinued operations. The Company's balance sheet for fiscal 2001 and 2000 reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statements of Cash Flows for fiscal years 2001, 2000 and 1999 have not been presented on a discontinued basis. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount including any net operating losses from the discontinued segment through the first half of fiscal 2002, at which time the Company anticipates to have sold these businesses. Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.

     In accordance with the terms of the Company's new Senior Secured Credit Facility, the proceeds from the sale of assets, including those of the discontinued operations, must be used to repay any outstanding term loans.

     Summary operating results and balance sheet information of the discontinued operations are as follows:

                                                 Year Ended March 31,
                                            2001        2000       1999
                                            -----       -----      -----
                                                 (Amounts in thousands)
     Sales                                $198,443    $203,361   $193,322
     Operating income                       (1,914)     21,304     18,638
     Net income (loss)                     (14,795)     12,726     11,979
     Accounts receivable, net               31,969      23,524
     Inventories                            36,941      28,453
     Intangible assets, net                 49,468      62,464
     Accounts payable                      (22,176)    (20,054)
     Deferred revenue                      (20,920)    (28,812)
     Other, net                                ---       7,026



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

     Upon consummation of the Recapitalization, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), held approximately 91.8% of the Company's Common Stock and other stockholders held approximately 8.2% of the Common Stock. The Transaction was treated as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions. As of March 31, 2001, CDR Fund V and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI") held approximately 81% of the Common Stock outstanding.

     In connection with the Recapitalization, the Company incurred a charge of $40.8 million from continuing operations, for the cancellation payments of employee stock options and compensation expense due to the acceleration of unvested stock options, and $3.5 million for certain other expenses resulting from the Recapitalization, including employee termination expense. The Company incurred an additional $41.3 million in expenses, of which $27.3 million was capitalized and is being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. The remaining $14.0 million was charged directly to stockholders' equity. (See Note I. Notes Payable and Debt.)

     Recapitalization and other related costs from continuing operations during fiscal 2001 and 2000 totaled $9.2 million and $27.9 million, respectively, most of which related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.


D.   RELATED PARTY

     The Company paid an annual management fee to CDR totaling $0.5 million in each of the three fiscal years ending March 31, 2001. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries.

     In connection with the merger (the "WWG Merger") between a subsidiary of the Company and Wavetek Wandel Goltermann, Inc. ("WWG") in May 2000 and the concurrent establishment of the new Senior Secured Credit Facility, the Company paid CDR $6.0 million for services provided in connection with the WWG Merger and the related financing, of which $3.0 million has been allocated to deferred debt issuance costs and $3.0 million allocated to additional paid-in capital in connection with the rights offering to the Company's other stockholders undertaken by the Company in June 2000.

     On May 19, 1999, Ned C. Lautenbach, a principal of CDR, became the Company's Chairman, President and Chief Executive Officer. Mr. Lautenbach has not received direct compensation from the Company for these services. However, his compensation for any services is covered in the above mentioned management agreement.


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

     Fair Value of Financial Instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 31, 2001 and 2000. Other financial instruments include debt and interest rate swaps. (See Note I. Notes Payable and Debt and Note J. Interest Rate Swap Contracts.)

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, accounts receivable and interest rate swap contracts.

The Company maintains its cash accounts in various institutions worldwide and places its cash investments in prime quality certificates of deposit, commercial paper, or mutual funds.

Credit risk related to its accounts receivable are limited due to the large number of customers and their dispersion across many business and geographic areas. However, a significant amount of trade receivables are with customers within the telecommunications industry. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred insignificant credit losses. At March 31, 2001, the Company provided approximately $9.0 million for doubtful accounts ($2.0 million at March 31, 2000 and $1.6 million at March 31, 1999). The fiscal 2001 provision is significantly higher than previous years due primarily to the WWG Merger as well as risk and uncertainty of competitive local exchange carriers' (or CLEC) customers.

The Company's counterparties to the agreements relating to the Company's investments and interest rate swap contracts consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties.

Cash Equivalents. Cash equivalents represent highly liquid investment instruments with an original maturity of three months or less at the time of purchase.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.

Property, Plant and Equipment. Property, plant and equipment is principally recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings                                        30 years
     Leasehold improvements                           Remaining life of lease
     Machinery and equipment                          7 to 10 years
     Furniture and fixtures                           5 years
     Computer software/hardware                       3 years
     Tooling                                          3 years
     Vehicles                                         3 years

Maintenance and repairs' expenditures are expensed when incurred. When a fixed asset is disposed of, the cost of the asset and any related accumulated depreciation is written off and any gain or loss is recognized.

Intangible Assets. Intangible assets consist primarily of goodwill and product technology acquired in business combinations. The excess of cost over the fair market value of net assets (goodwill) is primarily amortized on a straight-line basis over 3 to 30 years though averaging 6 years. Product technology and other intangible assets are amortized on a straight-line basis primarily over six years, but in no event longer than their expected useful lives. Amortization expense from continuing operations related to product technology was $31.7 million in fiscal 2001, $1.6 million in fiscal 2000 and $1.5 million in fiscal 1999. Amortization expense from continuing operations related to goodwill was $59.6 million in fiscal 2001, $8.8 million in fiscal 2000, and $2.7 million in fiscal 1999. Amortization expense from continuing operations related to other intangibles was $18.5 million in fiscal 2001, $1.9 million in fiscal 2000 and $2.0 million in fiscal 1999.

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

Deferred Debt Issuance Costs. In connection with the Recapitalization and the new Senior Secured Credit Facility, the Company incurred financing fees that are being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. (See Note I. Notes Payable and Debt.)

Other Comprehensive Income (Loss). The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the local foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in stockholders' equity (deficit). The realized gains or losses resulting from foreign currency transactions are included in other income.

Other comprehensive income (loss) that is shown in the Statement of Stockholders' Equity (Deficit) consists only of foreign currency translation adjustments.

Stock-Based Compensation. The Company accounts for stock-based awards to its employees using the intrinsic value-based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the pro forma footnote disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which prescribes the recognition of compensation expense based on the fair value of options on the grant date using the Black-Scholes valuation model with compensation costs recognized ratably over the vesting period.

Unearned Compensation. From the time of the Recapitalization through October 2000, the Company issued non-qualified stock options to primarily all employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company's board of directors. The exercise price may or may not have been equal to the trading price in the public market on the dates of the grants. The Company recorded a charge equal to the difference between the closing price in the public market and the exercise price of the options within unearned compensation within stockholders' deficit. This unearned compensation charge is being amortized to expense over the options' vesting periods of up to five years.

The Board of Directors voted on October 23, 2000 to issue non-qualified stock options based on the average of the highest and lowest trading prices in the public market as of the day of the grant for all stock options issued after that date.

The Company adjusts unearned compensation for employees and non-employee directors who have terminated employment with the Company whose options, which were granted at an exercise price lower than the trading price on the open market, were not fully vested at the time of departure. The adjustment reverses any amortization charge recognized for unvested options and eliminates any related remaining unearned compensation.

Revenue Recognition. The Company has adopted the recommendations of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective April 1, 2000. The application of SAB 101 did not have any impact on its Financial Statements.

The Company's revenues are primarily derived from product sales. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue from product sales is generally recognized at the time the products are shipped to the customer. In certain cases where the Company has not transferred the risks and rewards of ownership, revenue recognition is deferred. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties and sales returns. Service revenue is deferred and recognized over the contract period or as services are rendered.

Revenue on long-term contracts is recognized using the completed contract basis or the percentage of completion basis, as appropriate. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work.

Revenue from software sales is generally recognized upon delivery provided that a contract has been executed, there are no uncertainties regarding customer acceptance and that collection of the related receivable is probable.

Product Development Expense. Costs relating to research and development are expensed as incurred. Internal software development costs that qualify for capitalization are not significant.

     Warranty Costs. The Company generally warrants its products for one to three years after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

     Interest Rate Swap Contracts. The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate to reduce the impact of interest rate changes on future income. The Company does not hold or issue financial instruments for trading or speculative purposes. The differential to be paid or received under these agreements is recognized within interest expense. (See Note J. Interest Rate Swap Contracts.)

     Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of assets and liabilities that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. (See Note K. Income Taxes.)

     The Company does not provide for U.S. income tax liabilities on undistributed earnings of its foreign subsidiaries which are considered indefinitely reinvested and accordingly no provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings. However, at the point in time that the Company determines that such non-U.S. earnings are not permanently invested, provision would be made for U.S. income taxes that would be due upon remittance of such dividends.


     New Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assessed the impact of the adoption of FAS 133 on April 1, 2001, and determined that it will not have a significant impact on its results of operations and its financial position.


F.   ACQUISITIONS AND DIVESTITURES

     ACQUISITIONS DURING FISCAL 2001
     -------------------------------

     Wavetek Wandel Goltermann,Inc.

     On May 23, 2000, the Company merged one of its wholly owned subsidiaries with WWG for consideration of $402.0 million. The WWG Merger was accounted for using the purchase method of accounting. Purchased incomplete technology of $51 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in the fiscal year 2001. The excess purchase price, based upon an independent valuation, was allocated to other intangibles.

     The purchase accounting is summarized as follows:


          Aggregate purchase price:
           Cash in exchange for WWG stock                            $249,562
           Cash in exchange for WWG options                             8,248
           Acterna common stock, 14,987 shares                        130,000
           Acquisition costs                                           14,228
                                                                     --------
                 Total purchase price                                 402,038

          Plus net tangible liabilities acquired                      150,504
                                                                     --------
                 Total purchase price in excess of net assets
                  acquired                                           $552,542
                                                                     ========
          Allocations of purchase price:
           Inventory step-up to fair value                           $ 35,000
           In-process research and development acquired                51,000
           Allocation to land and buildings                            27,000
           Deferred tax liabilities                                   (49,447)
           Core technology                                            162,180
           Workforce                                                   45,151
           Backlog                                                      6,841
           Goodwill                                                   274,817
                                                                     --------
                                                                     $552,542
                                                                     ========


     Superior Electronics Group, Inc., doing business as Cheetah Technologies

     On August 23, 2000, the Company acquired Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah") for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See Note I. Notes Payable and Debt) and approximately $65.7 million from its existing cash balance. Purchased incomplete technology of $5 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in the fiscal year 2001. The excess purchase price was allocated to other intangibles based upon an independent valuation.

     In connection with the Cheetah acquisition, options to purchase shares of Cheetah were converted into options to purchase shares of Acterna common stock. The fair value as of the announcement date of the acquisition of all options converted was $5.8 million using an option-pricing model. An additional charge of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately three years).

The purchase accounting is summarized as follows:

          Aggregate purchase price:
           Cash paid                                                                   $164,723
           Add fair value of Cheetah stock options converted to Acterna
             stock options                                                                5,754
           Acquisition costs                                                                997
                                                                                       --------
              Total purchase price                                                      171,474

          Less net assets acquired                                                      (15,073)
                                                                                       --------
              Total purchase price in excess of net assets acquired                    $156,401
                                                                                       ========
          Allocations of purchase price:
           Inventory step-up to fair value                                             $    750
           In-process research and development acquired                                   5,000
           Deferred compensation related to unvested stock options
               assumed by the Company                                                     6,720

           Core technology                                                               48,300
           Workforce                                                                      3,900
           Backlog                                                                        3,300
           Other intangibles                                                                700
           Goodwill                                                                      87,731
                                                                                       --------
                                                                                       $156,401
                                                                                       ========

     The final allocation of the purchase price of Cheetah is dependent upon the Company's decision to consolidate certain manufacturing operations.


     ACQUISITIONS DURING FISCAL 2000
     -------------------------------


     WPI Husky Technology, Inc., WPI Oyster Termiflex Limited, WPI Husky Technology Limited and WPI Husky Technology GmbH

     On February 24, 2000 the Company, through one of its wholly owned subsidiaries, purchased certain assets and liabilities of WPI Husky Technology, Inc., and WPI Oyster Termiflex Limited, and the stock of WPI Husky Technology Limited and WPI Husky Technology GmbH (collectively "Itronix UK"), all of which were subsidiaries of WPI, Inc. The total purchase price for Itronix UK totaled approximately $34.8 million in cash (of which approximately $30 million was borrowed to finance the acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in approximately $30 million of goodwill that is being amortized on a straight-line basis over 5 years. The operating results of Itronix UK have been included in the Company's consolidated financial statements presented within discontinued operations since February 23, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the first half of fiscal 2002. Itronix UK distributes rugged field computer systems including the provision of related services for incorporation into customers' specific applications.

  ICS Advent (Europe) Ltd.

  On January 4, 2000, the Company purchased the remaining outstanding stock of ICS Advent (Europe) Ltd. ("ICS UK") for (Pounds)3.0 million (approximately $4.9 million) in cash. The Company previously owned approximately 25% of ICS UK. The acquisition was accounted for using the purchase method of accounting and generated approximately $4.0 million of goodwill that is being amortized on a straight-line basis over 5 years. The operating results of ICS UK have been included in the Company's financial statements presented within discontinued operations, since January 1, 2000. The Company intends to sell this acquired company in connection with the sale of the other business units within discontinued operations within the first half of fiscal 2002. ICS UK is primarily a distributor of mission-critical computer systems to the defense, factory-automation, data and telecommunications markets within Europe as well as a distributor of rack-mounted computers supplied by the Company's ICS Advent subsidiary.


  Applied Digital Access, Inc.

  On November 1, 1999, the Company acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for a total purchase price of approximately $81.0 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $46.3 million of excess of purchase price over cost that is being amortized over three years. The operating results of ADA have been included in the consolidated financial statements since November 1, 1999 and is included within the Company's Communications Test segment.


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


  Flight TECH

  In February 1999, the Company, through one of its wholly owned subsidiaries, acquired Flight TECH of Hillsboro, Oregon for $2 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $1.9 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Flight TECH have been included in the Company's financial statements since February 1999 within Other Subsidiaries. Flight TECH is an inflight entertainment manufacturer specializing in equipment for small and medium jets, and turboprop aircraft.

  ACQUISITION DURING FISCAL 1999
  ------------------------------

  Pacific Systems Corporation

  On June 19, 1998, the Company, through one of its indirectly wholly owned subsidiaries, acquired all of the outstanding stock of Pacific Systems Corporation of Kirkland, Washington ("Pacific") for a total purchase price of approximately $20 million in cash, which includes an incentive earnout. The acquisition was accounted for using the purchase method of accounting and resulted in $18.0 million of goodwill that is being amortized on a straight-line basis over 30 years. The operating results of Pacific have been included in Acterna's consolidated financial statements within Other Subsidiaries since June 19, 1998. Pacific designs and manufactures customer-specified avionics and integrated cabin management.

  The goodwill generated from these acquisitions during fiscal 2000 was calculated based on the purchase price less the net assets acquired, as follows:

                                                            2000
                                                            ----
                                                        (Amounts in
                                                         thousands)

    Total purchase price                                 $ 126,891
                                                         ---------
    Less net assets acquired:
      Cash                                                  13,664
      Accounts receivable                                   12,638
      Inventories                                           19,684
      Deferred tax asset                                    20,099
      Other assets                                          11,949
      Notes payable                                           (124)
      Accounts payable                                     (11,686)
      Accrued liabilities                                  (14,431)
      Long-term debt                                          (139)
                                                         ---------
                                                            51,654
                                                         ---------
    Goodwill                                             $  75,237
                                                         =========


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


                                                       2001          2000
                                                       ----          ----
                                                  (Amounts in thousands except
                                                         per share data)

                                                      (unaudited)
     Revenue                                          $1,266,401     $ 995,789
     Net loss from continuing operations              $ (191,518)    $(111,108)
     Loss per share from continuing operations:
       Basic and diluted                              $    (1.01)    $   (0.75)
     Weighted average shares:
       Basic and diluted                                 189,223       147,998

     DIVESTITURES


     ComCoTec, Inc.

     On June 30, 1998, the Company sold the assets of ComCoTec, Inc. ("ComCoTec") located in Lombard, Illinois to The Potomac Group, Inc. for $21 million. Acterna recorded a pre-tax gain on $15.9 million on the sale of the assets, which was included in other income. Sales and operating results were insignificant for the periods ended March 31, 1999 and 1998.


     Data Views Corporation

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


     OTHER ACQUISITIONS AND DIVESTITURES
     -----------------------------------

     In the normal course of business, the Company has acquired and sold small companies that, in the aggregate, do not have a material impact on the financial results of the Company for the periods presented.


G.   INTANGIBLE ASSETS

     Intangible assets, acquired primarily from business acquisitions, are summarized as follows (See Note F. Acquisitions and Divestitures):


                                                           2001        2000
                                                        -------     -------
                                                       (Amounts in thousands)

        Goodwill                                       $426,612     $67,328
        Core technology                                 228,042       9,236
        Other intangible assets                          70,709       4,177
                                                       --------     -------

                                                        725,363      80,741
        Less accumulated amortization                   131,700      22,233
                                                       --------     -------
          Total                                        $593,663     $58,508
                                                       ========     =======

H.   NET INCOME (LOSS) PER SHARE

     The computation for net income (loss) per share is as follows:


                                                                   2001            2000            1999
                                                                 -------         -------         -------
                                                               (Amounts in thousands except per share data)
Net income (loss):
   Continuing operations                                       $(161,158)       $ (6,714)       $ (5,534)
   Discontinued operations                                           ---          12,726          11,979
   Extraordinary loss                                            (10,659)            ---             ---
                                                               ---------        --------        --------
Net income (loss)                                              $(171,817)       $  6,012        $  6,445
                                                               =========        ========        ========

BASIC AND DILUTED:
Common stock outstanding, net of treasury stock,
 beginning of period                                             122,527         120,665          16,864
Weighted average common stock and treasury stock
 issued during the period                                         57,188             886         104,331
Weighted average common stock and treasury stock
 repurchased                                                         ---             ---         (14,983)
                                                               ---------        --------        --------
                                                                 179,715         121,551         106,212

Bonus element adjustment related to rights offering                4,166          26,761          23,384
                                                                --------        --------        --------
Weighted average common stock outstanding, net of
 treasury stock, end of period                                   183,881         148,312         129,596
                                                                ========        ========        ========

Net income per common share basic and diluted:
  Continuing operations                                         $  (0.87)       $  (0.05)       $  (0.04)
  Discontinued operations                                            ---            0.09            0.09
  Extraordinary loss                                               (0.06)            ---             ---
                                                               ---------        --------        --------
Net income per common share                                    $   (0.93)       $   0.04        $   0.05
                                                               =========        ========        ========

     On May 23, 2000 in connection with the WWG Merger, the Company issued 43,125,000 shares of common stock to CDR Fund V and CDR Fund VI at a price of $4.00 per share. In order to reverse the diminution of all other common stockholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all its common stock stockholders (including CDR) of record on April 20, 2000 (the "Offering"). CDR Fund V elected to waive its right to participate in this Rights Offering. Thus, 4,983,000 shares of common stock were covered under the Offering to stockholders other than

     CDR Fund V. As a result of these transactions, the Company granted a right to all stockholders other than CDR Fund V to purchase 4,983,000 shares of common stock at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to CDR Fund V, was $11.25.

     For purposes of calculating weighted average shares and earnings per share, the Company has treated the sale of common stock to the CDR Funds and the sale of common stock to all other stockholders as a rights offer. Since the common stock was offered to all stockholders at a price that was less than that of the market trading price (the "bonus element"), a retroactive adjustment of 1.22 per share was made to weighted average shares to reflect this bonus element.

     In fiscal 2001 and 2000 the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents (13.5 million in fiscal 2001 and 11.4 million in fiscal 2000) as the Company incurred a net loss from continuing operations. The inclusion of the common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding because inclusion would result in an antidilutive effect on net loss per common share from continuing operations.

I.   NOTES PAYABLE AND DEBT

     Notes Payable

     Certain of the Company's foreign subsidiaries have agreements with banks that provide for short-term revolving advances and overdraft facilities (the "Overdraft Facilities") in an aggregate total amount of approximately $30.7 million. At March 31, 2001, aggregate amounts of $8.5 million had been borrowed under these facilities. Certain of these bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and guaranteed by the Company. Most of these agreements do not have stated maturity dates, but are cancelable by the banks at any time and, accordingly, are classified as short-term liabilities.

     Revolving borrowings under these Overdraft Facilities vary significantly by country. The average interest rate on the Overdraft Facilities, which ranges from approximately 15% to 20%, is primarily due to the high cost of borrowing in Brazil. Approximately 83% of the outstanding balance on the Overdraft Facilities is with banking institutions in Brazil.

     Long-Term Debt

     Long-term debt is summarized below:

                                                          2001       2000
                                                        --------   ---------
                                                      (Amounts in thousands)
     Senior secured credit facilities                 $  776,354    $304,861
     Senior subordinated notes                           275,000     275,000

     Capitalized leases and other debt                    27,277          73
                                                      ----------    --------
       Total debt                                      1,078,631     579,934
                                                      ----------    --------
     Less current portion                                 22,248       7,646
                                                      ----------    --------
       Long-term debt                                 $1,056,383    $572,288
                                                      ==========    ========


     The book value of the debt under the Senior Secured Credit Facilities represents fair market value at March 31, 2001 and 2000. The fair market value of the Senior Subordinated Notes was $226.9 million and $250.3 million at March 31, 2001 and 2000, respectively.

     Senior Secured Credit Facilities

     In connection with the WWG Merger, the Company refinanced certain of its debt and entered into a new senior secured credit facility (the "Senior Secured Credit Facility") which provided for up to $175.0 million in revolving credit borrowings (the "Revolving Credit Facility") and $685.0 million of term loan borrowings. As of March 31, 2001, the Company had $776.4 million of indebtedness outstanding under the Senior Secured Credit Facility consisting of $668.4 million in term loans and $108.0 million in revolving credit borrowings. In addition, the Company had outstanding $275.0 million principal amount of 9 3/4% senior subordinated notes (the "Senior Subordinated Notes") and $27.2 million in other debt obligations. As of March 31, 2000, the Company had $579.9 million of debt. The amount under the Revolving Credit Facility that remained undrawn at March 31, 2001 was approximately $43.7 million, including outstanding letters of credit which reduces the borrowing capacity of the Company under the terms of the Revolving Credit Facility.

     At the time of the WWG Merger, the Company acquired and subsequently repaid approximately $118.6 million of WWG revolving credit debt and $94.1 million of outstanding WWG bonds.

     The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. These rates are based on LIBOR plus an applicable margin ranging from 2.75% to 3.25% per annum. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $195 million of the Company's debt is currently subject to an effective average annual fixed rate of 5.718% per annum until September 2002.

     The annual weighted-average interest rate on the loans under the Company's senior secured credit facilities was 9.8% and 7.85% for the fiscal years ended March 31, 2001 and 2000, respectively. Due to the recent reduction in the prime interest rate, the Company's 90-day LIBOR borrowing rate plus margin at March 31, 2001 was 7.65%. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15 through 2008.

     The Company is also required, under the terms of the Senior Secured Credit Facility, to pay a commitment fee based on the unused amount of the revolving credit facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter. The Company paid $0.3 million and $0.3 million in fiscal 2001 and 2000, respectively, in commitment fees.

     The mandatory repayment schedule of the Senior Secured Credit Facilities over the next five years and thereafter is as follows: $18.8 million in fiscal 2002, $25.8 million in fiscal 2003, $40.8 million in fiscal 2004, $44.8 million in fiscal 2005, $75.2 million in fiscal 2006, and $462.0 million in fiscal years subsequent to fiscal 2006.

     In connection with the Recapitalization in fiscal 1999, the Company entered into a secured credit agreement, which consisted of a $260 million term loan facility and a $110 million revolving credit facility. In addition, the Company incurred $275 million of debt through the sale of the Senior Subordinated Notes. As a result of the refinancing of WWG's and the Company's senior bank debt during fiscal 2001, the Company recorded an extraordinary charge of approximately $10.7 million (net of taxes). (See Note P. Extraordinary Charge)

     Covenant Restrictions. The Senior Secured Credit Agreement imposes restrictions on the ability of the Company to make capital expenditures, and both the Senior Secured Credit Facility and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. The covenants contained in the Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude Acterna LLC from distributing assets to Acterna Corporation (which has no independent operations and no significant assets other than its membership interest in Acterna LLC), except in limited circumstances. In addition, under the Senior Secured Credit Agreement, the Company is required to comply with a minimum interest expense coverage ratio and a maximum leverage ratio. These financial tests become more restrictive in future years. The term loans under the Senior Secured Credit Facilities are governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

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

     During fiscal 2000 the Company was required, under the terms of the Recapture, to repay $15 million in Term Loan borrowings on June 30, 1999. The Company elected to use the $15 million in part to prepay the mandatory $8 million amortization due in fiscal 2000. Based on the Recapture calculations at March 31, 2001 and March 31, 2000, the Company was not required to make an additional mandatory principal reduction during fiscal 2001.


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

     Except as noted above, the Notes are redeemable at the Company's option, in whole or in part, anytime on and after May 15, 2003, and prior to maturity at the following redemption prices:

                                                Redemption
          Period                                  Price
          ------                               ----------
          2003                                  104.875%
          2004                                  103.250%
          2005                                  101.625%
          2006 and thereafter                   100.000%


     Principal and interest payments under the Senior Secured Credit Facility and interest payments on the Senior Subordinated Notes have represented and will continue to represent significant liquidity requirements for the Company.

     On June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility (the "Short-Term Credit Facility") with Credit Suisse First Boston and The Chase Manhattan Bank, which provides for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs, which have increased, in part, as a result of the growth of the Company's business. Loans under the facility bear interest at floating rates based upon the interest rate option elected by the Company. The Short-Term Credit Facility matures on December 31, 2001. Interest and any loans outstanding from time to time under the Short-Term Credit Facility are expected to be repaid from cash generated by the Company's operations.

J.   INTEREST RATE SWAP CONTRACTS

     The Company uses interest rate swap contracts to effectively fix a portion of its variable rate term loans under the Senior Secured Credit Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2001 the Company had two interest rate swap contracts in which the Company pays a fixed interest rate and the Company receives a three-month LIBOR interest rate.

                        Notional                               Fixed Interest     Market Valuation
         Swap No.        Amount               Term                  Rate         at March 31, 2001
         -------        -------            ----------           -----------      -----------------
                                      (Amounts in thousands)
            1           $ 65,000        September 30, 1998 -        5.845%            $  (389)
                                        September 30, 2001
            2           $130,000        September 30, 1998 -        5.655%            $(1,890)
                                        September 28, 2002


  During fiscal 2001, the Company recognized a reduction in interest expense from the swap contracts of $1.8 million and an increase in interest expense in fiscal 2001 of $0.4 million.

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

  The provided valuations of derivatives transactions are derived from proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. The valuations set forth above indicate a net payment from the Company to the financial institution since the fixed interest rates in the contracts was higher than the three-month LIBOR interest rate at March 31, 2001.


K. INCOME TAXES

  The components of income (loss) from continuing operations before taxes are as follows:

                                2001            2000           1999
                             ---------        --------       --------
                                     (Amounts in thousands)
Domestic                     $(190,362)       $ (8,645)      $ (5,398)
Foreign                         20,822             762           (205)
                             ---------        --------       --------
 Total                       $(169,540)       $ (7,883)      $ (5,603)
                             =========        ========       ========


  The components of the benefit for income taxes from continuing operations are as follows:


                                2001             2000            1999
                              --------         --------        --------
                                      (Amounts in thousands)
Provision for income taxes:
 United States                $ (22,374)       $ (1,334)       $   (469)
 Foreign                         15,858             213            (125)
 State                           (1,866)            (48)            525
                              ---------        --------       ---------

  Total                       $  (8,382)       $ (1,169)       $    (69)
                              =========        ========       =========

  The components of the income tax benefit are as follows:

                                 2001           2000            1999
                              ---------       --------       ---------
                                      (Amounts in thousands)
Current:
 Federal                      $ (7,416)       $   346        $  5,435
 Foreign                        24,892            213            (125)
 State                              79             84             142
                              ---------       --------       ---------
  Total Current                 17,555            643           5,452
                              ---------       --------       ---------
Deferred:
 Federal                       (14,958)        (1,680)        ( 5,904)
 Foreign                        (9,034)           ---             ---
 State                          (1,945)          (132)            383
                              ---------       --------       ---------
 Total deferred                (25,937)        (1,812)        ( 5,521)
                              ---------       --------       ---------
 Total                        $ (8,382)       $(1,169)       $    (69)
                              =========       ========       =========

  Reconciliations between U.S. federal statutory rate and the effective tax rate of continuing operations before extraordinary items follow:

                                                  2001        2000        1999
                                                  ----        ----        ----
Tax at U.S. federal statutory rate              (35.0)%     (35.0)%     (35.0)%

Increases (reductions) to statutory tax rate
 resulting from:
   Foreign income subject to tax at a rate
     different than U.S. rate                     7.3        (2.9)        8.3
   State income taxes, net of federal income
     tax benefit                                 (0.7)       (0.4)        6.1
   Nondeductible purchased incomplete technology 10.5         ---         ---
   Nondeductible amortization                    10.0        31.7         7.6
   Adjustment to foreign deferred tax assets
    and liabilities for enacted changes in tax
    rates                                        (6.0)        ---         ---
   Unremitted earnings of foreign subsidiaries    6.0         ---         ---
   Nondeductible compensation                     0.7         1.4        13.9
   Foreign sales corporation tax benefit          ---       (12.1)      (14.2)
   Non-deductible meals and entertainment
     expenses                                     0.3         4.0         4.1
   Other, net                                     2.0        (1.6)        8.0
                                               ------       -----       -----
     Effective tax rate before extraordinary
       items                                     (4.9)%     (14.9)%      (1.2)%
                                               ======      ======       =====

  The principal components of the deferred tax assets and liabilities follow:

                                                    2001           2000
                                                  -------        -------
                                                 (Amounts in thousands)
Deferred tax assets:
 Net operating loss and credit carryforwards     $ 53,444        $ 15,931
 Depreciation and amortization                     26,739          23,979
 Other accruals                                    12,867           4,328
 Deferred revenue                                   8,908           9,797
 Deferred compensation                              4,705           2,795
 Compensation related to stock options             16,255           9,708
 Other deferred assets                             15,756           4,652
                                                 --------        --------
                                                  138,674          71,190
Valuation allowance                               (16,189)         (5,681)
                                                 --------        --------
                                                  122,485          65,509
Deferred tax liabilities:
 Depreciation and amortization                     76,241             256
 Unremitted earnings of foreign subsidiaries       10,356
 Other deferred liabilities                           842           1,016
                                                 --------        --------
                                                   87,439           1,272
                                                 --------        --------
Net deferred tax assets                          $ 35,046        $ 64,237
                                                 ========        ========


  The valuation allowance applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation reserve relates to the net increase in these loss carryforwards. Realization of the net deferred tax asset is dependent upon generating sufficient taxable income in the appropriate taxable jurisdictions prior to the expiration of the net operating losses. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized.

  At March 31, 2001 the Company has tax net operating losses (NOL) and credit carryforwards expiring as follows:

                                                                 Federal &
                 U.S. Federal                       Foreign        State
                     NOLs         State NOLs         NOLs         Credits
                 ----------       ----------        ------       ---------
                                    (Amounts in thousands)
Year of
expiration:
2002 - 2007      $    ---         $    ---          $   100      $   1,400
2008 - 2013         1,200              ---           18,600          1,100
2014 - 2019         9,000           11,100              ---          1,200
2020 - 2025        63,400          107,000              ---            600
Thereafter            ---              ---           43,800          1,300
                 --------         --------        ---------      ---------
Totals           $ 73,600         $118,100        $  62,500      $   5,600
                 ========         ========        =========      =========

  The federal and state loss carryforwards relate primarily to tax deductions generated in the current year from the exercise of nonqualified stock options by the Company's employees. Tax credits and foreign loss carryforwards are available primarily as a result of certain acquisitions.

  U.S. income taxes have not been provided for unremitted foreign earnings of approximately $13.8 million. These earnings are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $2.4 million.


L. EMPLOYEE RETIREMENT PLANS

  The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. The Plan does not provide for stated benefits upon retirement.

  The Company has a nonqualified deferred compensation plan that permits certain key employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's balance sheet, as this trust will be available to the general creditors of the Company in the event of the Company's insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at March 31, 2001 and 2000 of $10.6 million and $11.3 million, respectively, reflect amounts due the key employees who contribute to the plan. The change in the valuation is due to employee contributions, the Company match on the contributions, and the change in the market valuation of the fund.

  Corporate contributions to employee retirement plans were $8.8 million in fiscal 2001, $6.2 million in fiscal 2000, and $4.9 million in fiscal 1999.

  WWG sponsors several qualified and non-qualified pension plans for its employees. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Assets of the various pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. WWG's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

  The following table provides a reconciliation of the changes in the plans' benefits obligations for the year ended March 31, 2001:


                                                       2001
                                                   ------------
                                                  (In thousands)
     Purchased obligation                            $   50,712
     Service cost                                         4,373
     Interest cost                                        2,939
     Actuarial gain/loss                                  4,254
     Foreign currency exchange rate changes              (1,116)
     Benefits paid                                       (1,864)
                                                     ----------
     Obligation at March 31                          $   59,298
                                                     ==========

The following table provides a reconciliation of the changes in the fair value of assets under the benefits plans for the year ended March 31, 2001:

                                                       2001
                                                       ----
                                                (In thousands)
     Fair value of plan assets acquired          $   14,084
     Actual return on plan assets                       139
     Foreign currency exchange rate changes            (786)
     Employer contributions                             816
     Benefits paid                                     (292)
                                                 ----------
     Fair value of plan assets at March 31       $   13,961
                                                 ==========

The following table represents a statement of the funded status for the year ended March 31, 2001:


                                                       2001
                                                       ----
                                                (In thousands)
     Net amount recognized                       $   42,637
     Unrecognized net gain/loss                       2,700
                                                 ----------
     Funded status                               $   45,337
                                                 ==========

The following table provides the amounts recognized in the consolidated balance sheets as of March 31, 2001:


                                                       2001
                                                       ----
                                                (In thousands)
      Prepaid benefit cost                       $     (370)
      Accrued benefit liability                      43,007
                                                  ---------
      Net amount recognized                      $   42,637
                                                  =========

The following table provides the components of the net periodic benefit cost for the plans for the years ended March 31, 2001:

                                                       2001
                                                       ----
                                                (In thousands)
     Service cost                                $    4,374
     Interest cost                                    2,939
     Expected return of plan assets                    (822)
                                                 ----------
     Net periodic pension cost                   $    6,491
                                                 ==========

M.   STOCK COMPENSATION PLANS

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

     A summary of activity in the Company's option plans is as follows:

                                                                      2001                   2000                   1999
                                                                    Weighted               Weighted               Weighted
                                                                    Average                Average                 Average
                                                          2001      Exercise     2000      Exercise     1999      Exercise
                                                         Shares      Price      Shares      Price      Shares       Price
                                                         ------      -----      ------      -----      ------       -----
Shares under option, beginning of year                 33,384,111    $2.40    33,903,244     $1.85    2,135,719    $26.33
Impact of converting shares on date of
  of Recapitalization                                         ---                    ---             18,479,093
Options granted (at an exercise price
 of $3.25 to $27.94 in 2001, $3.25 to
 $4.00 in 2000, $2.50 to $3.187 in 1999)               12,675,790     7.62     9,537,781      3.29   16,439,511      2.54
Options exercised                                      (5,223,498)    1.84    (1,194,318)     1.24     (860,120)    15.15
Options canceled                                       (3,282,905)    4.94    (8,862,596)     1.36   (2,290,959)     9.68
                                                       ----------             ----------             ----------
Shares under option, end of year                       37,553,498    $4.02    33,384,111     $2.40   33,903,244    $ 1.85
                                                       ==========             ==========             ==========
Shares exercisable                                     12,402,897    $2.00    13,178,441     $1.66   18,420,794    $ 1.30

     As of March 31, 2001 and 2000, the Company issued approximately 10.3 million and 4.3 million stock options, respectively, at a weighted-average exercise price of $5.28 and $3.33, respectively, which were below the quoted market price on the day of grant. Options available for future grants under the plans were 13.4 million, 3.9 million and 4.2 million at March 31, 2001, 2000, and 1999, respectively.

The following table summarizes information about currently outstanding and exercisable stock options at March 31, 2001:


                                                     Weighted
                                   Number of          Average       Weighted
                                    Options          Remaining       Average
                                  Outstanding       Contractual     Exercise
   Range of Exercise Price     At March 31,2001        Life           Price

   $  0.00 - $  4.00              33,073,265          7.485        $ 2.786
   $  4.01 - $  8.00               2,063,550          9.420          8.000
   $  8.01 - $ 15.00                 612,000          9.702         12.193
   $ 15.01 - $ 28.00               1,804,683          8.064         19.353
                                  ----------
      Total                       37,553,498          7.655        $4.0220
                                  ==========

The fair market value of each option granted during 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2001           2000           1999
                                         ---------      ---------      ---------
Expected volatility                       100.00%         70.00%         45.00%
Risk-free rate of return                    6.30%          6.13%          5.38%
Expected life (in years)                    5 yrs.         5 yrs.         5 yrs.
Weighted average fair value             $  14.007       $  3.274       $  1.673
Dividend yield                               0.00%          0.00%          0.00%

Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would approximate the pro forma amounts indicated below:

                      2001                  2000                 1999
                ------------------    ------------------    ------------------
                As           Pro      As           Pro      As           Pro
                Reported     Forma    Reported     Forma    Reported     Forma
                --------      -----   --------     -----    --------     -----
                               (Amounts in thousands except per share)

Net income      $(171,817)  $(185,166)  $6,012      $2,579   $6,445     $(7,510)
Net income
 per share:
  Basic         $   (0.93)  $   (1.01)  $ 0.04      $ 0.02   $ 0.05     $ (0.06)
  Diluted       $   (0.93)  $   (1.01)  $ 0.04      $ 0.02   $ 0.05     $ (0.06)

  The effect of applying FAS123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.

N. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases from continuing operations covering plant, office facilities, and equipment that expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 2002 through 2006 under noncancelable operating leases having an original term of more than one year are $16.6 million, $13.1 million, $10.8 million, $7.3 million, and $4.5 million, respectively. The aggregate obligation subsequent to fiscal 2006 is $11.3 million. Rent expense was approximately $16.2 million, $7.3 million and $7.1 million in fiscal 2001, 2000 and 1999, respectively.

     The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

     In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The decision was appealed by CMI on October 24, 2000. The appeal has been fully briefed and the Company is awaiting a hearing date.

O.  INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

     On April 28, 2000 the Board of Directors amended the Certificate of Incorporation of the Company by increasing the number of shares of the Company's common stock to be issued from 200,000,000 to 350,000,000.

P.  EXTRAORDINARY CHARGE

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

Q.  SEGMENT INFORMATION AND GEOGRAPHIC AREAS

    Segment Information.

    The Company is currently managed in one business segment: communications test. This segment tests, develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks and equipment. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services, and video delivery. The Company also has other subsidiaries ("Other Subsidiaries") that, in the aggregate, are not reportable as a segment for financial reporting purposes. These Other Subsidiaries include AIRSHOW, Inc., which is a provider of systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW's systems are marketed to commercial airlines and private aircraft owners. Other Subsidiaries also includes da Vinci Systems, Inc. ("da Vinci") and DataViews, Inc. ("DataViews"). da Vinci provides digital color enhancement systems used in the production of television commercials and programming. da Vinci's products are sold to post-production and video production professionals and producers of content for standard- and high-definition television market. DataViews, Inc., was sold in June 2000. In years prior to fiscal 2000, the Company's consolidated statements of income and the Other Subsidiaries section of this Note included the results of operations of two subsidiaries which have since been divested:
ComCoTec, Inc. was sold in June 1998, and Parallax Graphics, which was liquidated during fiscal 1999.

The Company measures the performance of its subsidiaries by its respective earnings before interest, taxes and amortization of intangibles and amortization of unearned compensation ("EBITA"), which excludes non-recurring and one-time charges. Included in the segment's EBITA is an allocation of corporate expenses. The information below includes sales and EBITA for the Company's communications test segment and its Other Subsidiaries.

Corporate EBITA is comprised of a portion of the total corporate general and administrative expense that has not been allocated to the subsidiaries. Corporate assets are comprised primarily of cash, deferred financing fees, and deferred taxes.

The Company is a multi-national corporation with continuing operations both in the United States and Europe as well as distribution and sales offices in the Far East and Latin America.

The accounting policies for the segment are the same as those described in the summary of significant accounting policies. (See Note E. Summary of Significant Accounting Policies.) In order to conform to the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the operating segment information for the fiscal years 2000 and 1999 has been restated.

No single customer accounted for more than 10% of sales from continuing operations during fiscal 2001, 2000, and 1999.


                                                   2001           2000           1999
                                                  -------        -------        -------
                                                      (Amounts in thousands)
Communications test segment:
 Net sales                                       $1,052,747       $349,886       $238,942
 Depreciation and amortization                   $  129,272       $ 15,441       $  8,845
 EBITA                                           $  139,498       $ 62,447       $ 42,800
 Total assets                                    $1,109,270       $179,338       $ 71,453
 Capital expenditures                            $   35,339       $ 13,629       $  5,147

Other subsidiaries:
 Net sales                                          115,068        103,353         90,590
 Depreciation and amortization                        4,277          3,320          2,591
 EBITA                                               26,499         27,718         29,841
 Total assets                                        58,130         52,789         41,748
 Capital expenditures                                 3,455          2,504          3,029

Discontinued operations:
 Net assets held for sale                        $   99,244       $ 72,601          N/A
 Total assets                                         N/A             N/A        $ 93,753
 Capital expenditures                                 N/A             N/A           2,967

Corporate:
 Depreciation and amortization                   $       91       $     95       $     93
 Loss before interest, taxes and
  amortization                                       (5,255)        (4,941)        (6,638)
 Total assets                                        76,496        110,110        141,150
 Capital expenditures                                   222             31            180

Total Company:
 Net sales                                       $1,167,815       $453,239       $329,532
 Depreciation and amortization                   $  133,640       $ 18,856       $ 11,529
 EBITA                                           $  160,742       $ 85,224       $ 66,003
 Total assets                                    $1,343,140       $414,838       $348,104
 Capital expenditures                            $   39,016       $ 16,164       $ 11,323

The following are excluded from the calculation of EBITA:

Amortization of inventory step up                  $ 35,750       $ 4,299        $    ---
Purchased incomplete technology                      56,000           ---             ---
Amortization of unearned compensation                18,266         1,937           1,228
Recapitalization and other
  related costs                                       9,194        27,942          40,767
Gain on sale of subsidiary                              ---           ---         (15,900)
Other                                                 2,380         1,000             ---
                                                 ----------     ---------       ---------
  Total excluded items                             $121,590       $35,178        $ 26,095
                                                 ==========     =========       =========

  Geographic Information. Information by geographic areas for the years ended March 31, 2001, 2000, and 1999 is summarized below:


                                                 United States    Outside U.S.
                                                      (a)             (b)            Combined
                                                  -----------      ----------       -----------
                                                            (Amounts in thousands)
Sales to unaffiliated customers...............
   2001.......................................       $ 762,433        $405,382       $1,167,815
   2000.......................................         432,216          21,023          453,239
   1999.......................................         310,724          18,808          329,532

Income (loss) before taxes from continuing
 operations
   2001.......................................       $(219,466)       $ 49,926       $ (169,540)
   2000.......................................          (7,957)             74           (7,883)
   1999.......................................          (5,398)           (205)          (5,603)
Long-lived assets at
   March 31, 2001.............................       $ 664,693        $ 45,857       $  710,550
   March 31, 2000.............................          85,122             702           85,824
   March 31, 1999.............................          81,662             725           82,387

(a) Sales within the United States include export sales of $67,819, $44,798, and $44,567 in 2001, 2000, and 1999, respectively.

(b) Sales outside the United States includes sales from foreign subsidiaries to the United States of $28,817 in fiscal 2001.

     Currency gains (losses). Net income in fiscal 2001, 2000, and 1999 included currency gains (losses) of approximately ($5.5) million, $54,500, and $9,800, respectively.


R. SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

     In connection with the Recapitalization and related transactions, Acterna LLC (formerly known as Telecommunications Techniques Co., LLC), Acterna Corporation's wholly owned subsidiary ("Acterna LLC"), became the primary obligor (and Acterna Corporation, a guarantor) with respect to indebtedness of Acterna Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes").

     Acterna Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Acterna Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Acterna LLC. Certain other subsidiaries of the Company are not guarantors of the Senior Subordinated Notes. The condensed consolidating financial statements presented herein include the statement of operations, balance sheets, and statements of cash flows without additional disclosure as the Company has determined that the additional disclosure is not material to investors.

                              ACTERNA CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 March 31, 2001

                                                        Acterna      Acterna    Non-Guarantor                    Total
                                                          Corp         LLC       Subsidiaries   Elimination  Consolidated
                                                       ---------    ---------   -----------       --------   ------------
                                                                                (In thousands)
Net sales                                              $     ---    $ 418,232       $ 749,583                  $1,167,815
Cost of sales                                                ---      138,675         329,867           ---       468,542
                                                       ---------   ----------      ----------     ---------    ----------
Gross profit                                                 ---      279,557         419,716           ---       699,273
Selling, general and administrative expense                  ---      221,812         217,592           ---       439,404
Product development expense                                  ---       51,838          98,223           ---       150,061
Recapitalization and other related costs                     ---        9,194             ---           ---         9,194
Purchase incomplete technology                               ---          ---          56,000           ---        56,000
Amortization of intangibles                                               ---         109,788           ---       109,788
                                                       ---------   ----------      ----------     ---------    ----------
   Operating income                                          ---       (3,287)        (61,887)          ---       (65,174)

Interest expense                                             ---      (90,003)        (12,063)          ---      (102,066)
Interest income                                              ---        1,742           1,413           ---         3,155
Intercompany income (expense)                                ---       19,481         (19,481)          ---           ---
Other income (expense), net                                  ---          284          (5,739)          ---        (5,455)
                                                       ---------   ----------      ----------     ---------    ----------
Income (loss) from continuing operations
   before income taxes                                       ---      (71,783)        (97,757)          ---      (169,540)

Provision (benefit) for income taxes                         ---      (21,293)         12,911           ---        (8,382)
                                                       ---------   ----------      ----------     ---------    ----------
Income (loss) from continuing operations                     ---      (50,490)       (110,668)          ---      (161,158)

Equity income (loss)                                    (171,817)    (110,668)            ---       282,485           ---
Extraordinary item                                           ---      (10,659)            ---           ---       (10,659)
                                                       ---------   ----------      ----------     ---------    ----------
Net income                                             $(171,817)   $(171,817)      $(110,668)     $282,485    $ (171,817)
                                                       =========   ==========      ==========     =========    ==========

                              ACTERNA CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001

                                                        Acterna       Acterna     Non-Guarantor                      Total
ASSETS                                                   Corp           LLC       Subsidiaries    Elimination     Consolidated
                                                       ---------     ---------    -------------   -----------     ------------
                                                                               (In thousands)
Current assets:
   Cash and cash equivalents                           $     ---     $  22,179       $  39,707     $     ---       $   61,886
   Accounts receivable, net                                  ---        67,637         147,430           ---          215,067
   Inventory                                                 ---        28,053         105,334           ---          133,387
   Other current assets                                      ---        38,799          35,789           ---           74,588
                                                       ---------      --------      ----------     ---------       ----------
      Total current assets                                   ---       156,668         328,260           ---          484,928
                                                       ---------      --------      ----------     ---------       ----------
Property and equipment, net                                  ---        26,641          90,246           ---          116,887
Investments in and advances to
  consolidated subsidiaries                               13,255       259,637        (547,301)      274,409              ---
Intangible assets, net                                       ---           ---         593,663           ---          593,663
Net assets of discontinued operations                        ---           ---          99,244           ---           99,244
Other                                                        ---        28,166          20,252           ---           48,418
                                                       ---------      --------      ----------     ---------       ----------
                                                       $  13,255     $ 471,112       $ 584,364     $ 274,409       $1,343,140
                                                       =========     =========      ==========     =========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable and current portion of debt           $     ---     $  16,000       $  17,167     $     ---       $   33,167
   Accounts payable                                          ---        31,623          65,401           ---           97,024
   Accrued expenses                                          ---        53,331         123,459           ---          176,790
                                                       ---------      --------      ----------     ---------       ----------
      Total current liabilities                              ---       100,954         206,027           ---          306,981

Long-term debt                                               ---       875,100         181,283           ---        1,056,383
Deferred income taxes                                        ---       (77,765)         80,680           ---            2,915
Deferred compensation                                        ---        10,624          47,214           ---           57,838
Stockholders' deficit:
   Common stock                                            1,910         1,221          17,595       (18,816)           1,910
   Additional paid-in capital                            801,080       418,845         171,408      (590,253)         801,080
   Accumulated deficit                                  (789,735)     (765,953)       (123,536)      883,478         (795,746)
   Unearned compensation                                     ---       (90,986)            ---           ---          (90,986)
   Other comprehensive loss                                  ---          (928)          3,693                          2,765
                                                       ---------      --------      ----------     ---------       ----------
      Total stockholders' deficit                         13,255      (437,801)         69,160       274,409          (80,977)
                                                       ---------      --------      ----------     ---------       ----------
                                                       $  13,255     $ 471,112       $ 584,364     $ 274,409       $1,343,140
                                                       =========     =========      ==========     =========       ==========

                              ACTERNA CORPORATION
        SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (a)
                   For The Twelve Months Ended March 31, 2001

                                                      Acterna         Acterna       Non-Guarantor                       Total
                                                        Corp            LLC         Subsidiaries      Elimination    Consolidated
                                                      -------         -------       -------------      --------      ------------
                                                                                    (In thousands)
Operating activities:
   Net income (loss) from operations                   $(171,817)      $(171,817)       $(132,846)       $ 304,663       $(171,817)
   Adjustment for noncash items included
    in net income:
      Depreciation                                           ---          21,421            2,431              ---          23,852
      Amortization of intangibles                            ---         107,942            1,846              ---         109,788
      Amortization of inventory step-up                      ---          35,750              ---              ---          35,750
      Amortization of unearned compensation                  ---          17,012            1,254              ---          18,266
      Amortization of deferred debt
       issuance costs                                        ---           3,974              ---              ---           3,974
      Writeoff of deferred debt issuance costs               ---          10,019              ---              ---          10,019
      Purchased incomplete technology                        ---          56,000              ---              ---          56,000
      Recapitalization and other related costs               ---           9,194              ---              ---           9,194
      Tax benefit from stock option exercise                 ---          21,319              ---              ---          21,319
      Other                                                  ---              45            2,002              ---           2,047
      Change in deferred income taxes                        ---         (40,452)           9,143              ---         (31,309)
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                       ---         (19,672)         (48,041)             ---         (67,713)
   Changes in intercompany                               171,817         (61,592)         194,438         (304,663)            ---
                                                       ---------       ---------        ---------        ---------       ---------
   Net cash flows provided by operating activities           ---         (10,857)          30,227              ---          19,370

Investing activities:
   Purchases of property and equipment                       ---         (35,560)         (10,345)             ---         (45,905)
   Proceeds from sale of property and equipment              ---                            2,433              ---           2,433
   Proceeds from sales of businesses                         ---           6,381              ---              ---           6,381
   Businesses acquired in purchase transactions,
      net of cash and noncash items                          ---        (422,137)             ---              ---        (422,137)
   Other                                                     ---            (389)          (4,474)             ---          (4,863)
                                                       ---------       ---------        ---------        ---------       ---------
   Net cash flows provided by (used in)
     investing activities                                    ---        (451,705)         (12,386)             ---        (464,091)

Financing activities:
   Borrowings under revolving credit
     facility, net                                           ---         108,000              ---              ---         108,000
   Borrowings of term loan debt, net                         ---         670,622              ---              ---         670,622
   Borrowings of notes payable and other debt                ---          31,858             (123)             ---          31,735
   Repayment of debt under old Senior Secured
      Credit Facility                                        ---        (304,861)             ---              ---        (304,861)
   Repayment of WWG term debt                                ---        (118,594)             ---              ---        (118,594)
   Redemption of WWG bonds                                   ---         (94,148)             ---              ---         (94,148)
   Financing fees                                            ---         (18,519)             ---              ---         (18,519)
   Proceeds from issuance of common stock, net of
      expenses                                               ---         200,404                1              ---         200,405
                                                        --------        --------       ----------        ---------      ----------
   Net cash flows used in financing                          ---         474,762             (122)             ---         474,640
    activities

Effect of exchange rate on cash                              ---          (9,380)           6,745              ---          (2,635)
                                                       ---------        --------       ----------        ---------      ----------
Increase (decrease) in cash and cash equivalents             ---           2,820           24,464              ---          27,284
Cash and cash equivalents at beginning of year               ---          19,359           16,410              ---          35,769
                                                       ---------        --------       ----------        ---------      ----------
Cash and cash equivalents at end of year               $     ---       $  22,179        $  40,874              ---       $  63,053
                                                       =========        ========       ==========        =========      ==========

(a) Has not been restated for discontinued operations.

                              ACTERNA CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Twelve Months Ended March 31, 2000

                                            Acterna         Acterna        Non-Guarantor                          Total
                                             Corp            LLC          Subsidiaries       Elimination      Consolidated
                                          ---------       ---------       -------------      -----------      ------------
                                                                          (In thousands)
Net sales                                   $     ---       $ 306,504          $ 146,735        $     ---         $ 453,239
Cost of sales                                     ---         104,805             52,285              ---           157,090
                                            ---------       ---------          ---------        ---------         ---------
Gross profit                                      ---         201,699             94,450              ---           296,149

Selling, general and administrative
 expense                                          ---         106,982             49,517              ---           156,499
Product development expense                       ---          43,497             17,675              ---            61,172
Recapitalization and other related
 costs                                            ---          27,543                399              ---            27,942
Amortization of intangibles                       ---           1,847              6,942              ---             8,789
                                            ---------       ---------          ---------        ---------         ---------
   Operating income                               ---          21,830             19,917              ---            41,747

Interest expense                                  ---         (51,899)               (17)             ---           (51,916)
Interest income                                   ---           1,537                817              ---             2,354
Intercompany interest income (expense)            ---             477               (477)             ---               ---
Other income (expense), net                       ---            (972)               904              ---               (68)
                                            ---------       ---------          ---------        ---------         ---------
Income (loss) from continuing
 operations before income taxes                   ---         (29,027)            21,144              ---            (7,883)

Provision (benefit) for income taxes              ---         (10,329)             9,160              ---            (1,169)
                                            ---------       ---------          ---------        ---------         ---------
Income (loss) from continuing                     ---         (18,698)            11,984              ---            (6,714)
 operations

Equity income (loss)                            6,012          24,710                ---          (30,722)              ---

Discontinued operations                           ---             ---             12,726              ---            12,726
                                            ---------       ---------          ---------        ---------         ---------
Net income (loss)                           $   6,012       $   6,012          $  24,710        $ (30,722)        $   6,012
                                            =========       =========          =========        =========         =========

                              ACTERNA CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2000

                                    Acterna         Acterna       Non-Guarantor                           Total
                                      Corp            LLC         Subsidiaries       Elimination      Consolidated
                                    --------       ---------      -------------      -----------      ------------
ASSETS                                                            (In thousands)
Current assets:
   Cash and cash equivalents         $     ---      $  18,645          $  15,194        $     ---          $  33,839
   Accounts receivable, net                ---         49,840             28,396              ---             78,236
   Inventory                               ---         16,919             13,333              ---             30,252
   Other current assets                    ---         33,072              4,808              ---             37,880
                                     ---------      ---------          ---------        ---------          ---------
      Total current assets                 ---        118,476             61,731              ---            180,207

Property and equipment, net                ---         18,151              9,165              ---             27,316
Investments in and advances to
   consolidated subsidiaries          (271,820)       294,569              7,992          (30,741)               ---
Intangible assets, net                     ---            ---             58,508              ---             58,508
Net assets of discontinued
   operations                              ---            ---             72,601              ---             72,601
Other                                      ---         55,696             20,510              ---             76,206
                                     ---------      ---------          ---------        ---------          ---------
                                     $(271,820)     $ 486,892          $ 230,507        $ (30,741)         $ 414,838
                                     =========      =========          =========        =========          =========

LIABILITIES AND STOCKHOLDERS'
 DEFICIT
Current liabilities:
   Notes payable and current
    portion of long-term debt        $     ---      $   7,625          $      21         $    ---          $   7,646
   Accounts payable                        ---         26,990             11,384              ---             38,374
   Accrued expenses                        ---         59,017             22,908              ---             81,925
                                     ---------      ---------          ---------         --------          ---------
      Total current liabilities            ---         93,632             34,313              ---            127,945

Long-term debt                             ---        572,236                 52              ---            572,288
Deferred compensation                      ---         11,280                ---              ---             11,280
Stockholders' deficit:
   Common stock                          1,225          1,221             17,595          (18,816)             1,225
   Additional paid-in capital          344,873        418,845            171,408         (590,253)           344,873
   Accumulated deficit                (617,918)      (594,136)             9,797          578,328           (623,929)
   Unearned compensation                   ---        (16,965)               ---              ---            (16,965)
   Dividends                               ---            108               (108)             ---                ---
      Other comprehensive loss             ---            671             (2,550)             ---             (1,879)
                                     ---------      ---------          ---------        ---------          ---------
      Total stockholders' deficit     (271,820)      (190,256)           196,142          (30,741)          (296,675)
                                     ---------      ---------          ---------        ---------          ---------
                                     $(271,820)     $ 486,892          $ 230,507        $ (30,741)         $ 414,838
                                     =========      =========          =========        =========          =========

                              ACTERNA CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                For The Twelve Months Ended March 31, 2000 (a)


                                                       Acterna       Acterna       Non-Guarantor                          Total
                                                         Corp          LLC         Subsidiaries       Elimination      Consolidated
                                                       --------     ---------      -------------      -----------      ------------
                                                                                   (In thousands)
Operating activities:
   Net income from operations                          $  6,012     $   6,012        $   24,710       $  (30,722)      $     6,012
   Adjustment for noncash items included
      in net income:
      Depreciation                                          ---         6,543             6,539              ---            13,082
      Amortization of intangibles                           ---         7,645             4,682              ---            12,327
      Recapitalization and other related costs              ---        12,327               ---              ---            12,327
      Amortization of unearned compensation                 ---         2,419               ---              ---             2,419
      Amortization of deferred debt issuance costs          ---         3,232               ---              ---             3,232
      Change in net deferred income tax asset               ---        (2,840)              ---              ---            (2,840)
      Other                                                 ---         1,461                56              ---             1,517
   Changes in operating assets and liabilities,
     net of effects of purchase acquisitions
     and divestitures                                       ---        (9,474)           18,808              ---             9,334
   Changes in intercompany                               (6,012)       19,676           (44,386)          30,722               ---
                                                       --------     ---------        ----------       ----------       -----------
   Net cash flows provided by operating activities          ---        47,001            10,409              ---            57,410

Investing activities:
   Purchases of property and equipment                      ---       (11,962)           (9,897)             ---           (21,859)
   Businesses acquired in purchase transactions,
      net of cash acquired                                  ---      (113,227)              ---              ---          (113,227)
   Other                                                    ---        (5,643)           (1,522)             ---            (7,165)
                                                       --------     ---------        ----------       ----------       -----------
   Net cash flows provided by (used in) investing
    activities                                              ---      (130,832)          (11,419)             ---          (142,251)

Financing activities:
   Borrowings (repayments) under revolving
    credit facility, net                                    ---        70,000               ---              ---            70,000
   Repayment of term loan debt                              ---       (17,139)              ---              ---           (17,139)
   Repayment of capital lease obligations                   ---           ---              (212)             ---              (212)
   Proceeds from issuance of common stock and
    stock options                                           ---         4,736               ---              ---             4,736
   Redemption of stock options                              ---        (6,980)              ---              ---            (6,980)
                                                       --------     ---------        ----------       ----------       -----------
   Net cash flows used in financing activities              ---        50,617              (212)             ---            50,405

Effect of exchange rate on cash                             ---            92              (249)             ---              (157)
                                                       --------     ---------        ----------       ----------       -----------
Increase (decrease) in cash and cash equivalents            ---       (33,122)           (1,471)             ---           (34,593)

Cash and cash equivalents at beginning of year              ---        52,481            17,881              ---            70,362
                                                       --------     ---------        ----------       ----------       -----------
Cash and cash equivalents at end of year               $    ---     $  19,359        $   16,410       $      ---       $    35,769
                                                       ========     =========        ==========       ==========       ===========

(a) Has not been restated for discontinued operations.

                              ACTERNA CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For The Twelve Months Ended March 31, 1999


                                                    Acterna        Acterna       Non-Guarantor                        Total
                                                      Corp           LLC         Subsidiaries       Elimination    Consolidated
                                                    -------       --------       -------------      -----------    ------------
                                                                                 (In thousands)
Net sales                                          $    ---       $221,172          $108,360         $     ---         $329,532
Cost of sales                                           ---         73,284            35,334                            108,618
                                                   --------       --------         ---------         ---------         --------
Gross profit                                            ---        147,888            73,026               ---          220,914

Selling, general and administrative expense             ---         79,927            33,542               ---          113,469
Product development expense                             ---         32,613             9,859               ---           42,472
Recapitalization and other related costs                ---         38,656             2,111               ---           40,767
Amortization of intangibles                             ---          2,117               609               ---            2,726
                                                   --------       --------         ---------         ---------         --------
   Operating income                                     ---         (5,425)           26,905               ---           21,480

Interest expense                                        ---        (46,152)              (26)              ---          (46,178)
Interest income                                         ---          1,649             1,743               ---            3,392
Other income (expense), net                             ---          1,962            13,741               ---           15,703
                                                   --------       --------         ---------         ---------         --------
Income (loss) from continuing operations
 before income taxes                                    ---        (47,966)           42,363               ---           (5,603)

Provision (benefit) for income taxes                    ---        (12,533)           12,464               ---              (69)
                                                   --------       --------         ---------         ---------         --------
Income (loss) from continuing operations                ---        (35,433)           29,899               ---           (5,534)

Equity income                                         6,445         41,878               ---           (48,323)             ---

Discontinued operations                                 ---            ---            11,979               ---           11,979
                                                   --------       --------         ---------         ---------         --------
Net income (loss)                                  $  6,445       $  6,445         $  41,878         $ (48,323)        $  6,445
                                                   ========       ========         =========         =========         ========

                              ACTERNA CORPORATION
        SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (a)
                  For The Twelve Months Ended March 31, 1999


                                                    Acterna         Acterna        Non-Guarantor                           Total
                                                     Corp             LLC           Subsidiaries      Elimination      Consolidated
                                                   --------        ---------       -------------      -----------      ------------
                                                                                     (In thousands)
Operating activities:
   Net income from operations                      $  6,445         $   6,445        $   41,878         $ (48,323)       $   6,445
   Adjustment for noncash items included
      in net income:
      Depreciation                                      ---             6,532             5,209               ---           11,741
      Amortization of intangibles                       ---             2,144             4,084               ---            6,228
      Gain on sale of subsidiary                        ---               ---           (15,900)              ---          (15,900)
      Recapitalization and other related costs          ---            14,640               ---               ---           14,640
      Amortization of unearned compensation             ---             1,519               ---               ---            1,519
      Amortization of deferred debt
        issuance costs                                  ---             2,693               ---               ---            2,693
      Change in net deferred income tax asset           ---           (12,289)              ---               ---          (12,289)
      Other                                             ---               620                (8)              ---              612
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                  ---            19,055            32,926               ---           51,981
   Changes in intercompany                           (6,445)           24,591           (66,469)           48,323              ---
                                                   --------         ---------        ----------         ---------        ---------
   Net cash flows provided by
      operating activities                              ---            65,950             1,720               ---           67,670
                                                   --------         ---------        ----------         ---------        ---------
Investing activities:
   Purchases of property and equipment                  ---            (5,192)           (6,131)              ---          (11,323)
   Proceeds from sales of businesses                    ---            21,000               ---               ---           21,000
   Businesses acquired in purchase
      transactions, net of cash acquired                ---           (21,365)              ---               ---          (21,365)
   Incentive earnout related to the
      purchase of Advent                                ---               ---            (3,845)              ---           (3,845)
   Other                                                ---            (4,513)              (33)              ---           (4,546)
                                                   --------         ---------        ----------         ---------        ---------
   Net cash flows provided by (used in)
     investing activities                               ---           (10,070)          (10,009)              ---          (20,079)
                                                   --------         ---------        ----------         ---------        ---------
Financing activities:
 Borrowings of term loan debt,
   net of repayments                                    ---           527,000               ---               ---          527,000
   Repayment of notes payable                           ---               ---            (2,192)              ---           (2,192)
   Repayment of capital lease obligations               ---               ---              (159)              ---             (159)
   Financing fees                                       ---           (38,631)              ---               ---          (38,631)
   Proceeds from issuance of common stock and
     stock options                                      ---           278,835               ---               ---          278,835
   Purchases of treasury stock, common stock and
     stock options                                      ---          (806,508)              ---               ---         (806,508)
                                                   --------         ---------        ----------         ---------        ---------
   Net cash flows used in financing activities          ---           (39,304)           (2,351)              ---          (41,655)

Effect of exchange rate on cash                         ---               717            (1,195)              ---             (478)
                                                   --------         ---------        ----------         ---------        ---------
Increase (decrease) in cash and cash equivalents        ---            17,293           (11,835)              ---            5,458

Cash and cash equivalents at beginning of year          ---            35,186            29,718               ---           64,904
                                                   --------         ---------        ----------         ---------        ---------
Cash and cash equivalents at end of year           $                $  52,479        $   17,883         $     ---        $  70,362
                                                   ========         =========        ==========         =========        =========

(a) Has not been restated for discontinued operations.

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                                           FY 2001
                                                           -------
                                          (Amounts in thousands except per share data)
                              First         Second          Third           Fourth           Year
                              -----         -------         -----           ------           ----
Net sales                     $208,171       $305,210        $324,104        $330,330       $1,167,815
Gross profit                   118,563        164,160         205,179         211,371          699,273
Net income (loss) from
  continuing operations       $(71,735)      $(50,389)       $(18,306)       $(20,728)      $ (161,158)
Net income (loss)              (82,394)       (50,389)        (18,306)        (20,728)        (171,817)
Income (loss) per common
  share - basic and
   diluted:
   Continuing operations      $  (0.43)      $  (0.27)       $  (0.10)       $  (0.11)      $    (0.87)
   Extraordinary (loss)          (0.07)           ---             ---             ---            (0.06)


                                                               FY 2000
                                                               -------
                                 First         Second           Third          Fourth             Year
                                 -----         ------           -----          ------             ----
Net sales                     $ 90,794       $103,789        $122,225        $136,431       $  453,239
Gross profit                    60,080         69,730          81,409          84,930          296,149
Net income (loss) from
  continuing operations       $ (6,066)      $  5,642        $  3,934        $(10,224)      $   (6,714)
Net income (loss)                2,551          9,566           4,754         (10,859)           6,012
Income (loss) per common
  share - basic:
   Continuing operations      $  (0.04)      $   0.04        $   0.03        $  (0.07)      $    (0.05)
   Net income (loss)              0.02           0.06            0.03           (0.07)            0.04

Income (loss) per common
  share - diluted:
   Continuing operations      $  (0.04)      $   0.04        $   0.03        $  (0.07)      $    (0.05)
   Net income (loss)              0.02           0.06            0.03           (0.07)            0.04

                                                                      Appendix D


   EXHIBIT INDEX

   Exhibit
   No.

   2.1 Agreement and Plan of Merger, dated as of December 20, 1997, by and between Acterna Corporation and CDRD Merger Corporation. (1)
   2.2 Agreement and Plan of Merger, dated as of September 7, 1999, by and among Acterna Corporation, Acterna Acquisition Corporation and Applied Digital Access, Inc. (2)
   2.3 Agreement and Plan of Merger, dated as of February 14, 2000, by and among Acterna Corporation, DWW Acquisition Corporation and Wavetek Wandel Goltermann, Inc. (3)
   2.4 Agreement for the Sale and Purchase of Shares in WPI Husky Technology Ltd., dated February 23, 2000, by and among Acterna Nominees Limited, WPI Group (UK), and WPI Group, Inc.(5)
   3.1 Amended and Restated Certificate of Incorporation of Acterna Corporation.(5)
   3.2  Amended and Restated By-Laws of Acterna Corporation. (4)
   4.1 Indenture, dated as of May 21, 1998, among Acterna Corporation, TTC Merger Co. LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)
   4.2  Form of 9 3/4% Senior Subordinated Note due 2008 (6).
   4.3 First Supplemental Indenture, dated as of May 21, 1998, among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)
   4.4 Registration Rights Agreement, dated May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. (6)
   4.5 Registration Rights Agreement, dated as of May 21, 1998, among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership, Mr. John F. Reno, The John F. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between John F. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees, and The Suzanne D. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between Suzanne
        D. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees. (6)
   4.6 Amendment No. 1, dated as of May 23, 2000, among Acterna Corporation ("Acterna"), Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership, to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V and the other parties thereto.(5)

   4.7 Form of Piggyback Registration Rights Agreement, dated as of February 29, 2000, by and among Wavetek Wandel Goltermann, Inc. ("WWG"), Acterna Corporation and each stockholder of WWG party thereto.(5)
   4.8 Form of Subscription Warrant to Subscribe for Shares of Acterna Corporation Common Stock. (7)
   10.1 Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York ("Morgan Guaranty") as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents.(5)
   10.2 Guarantee and Collateral Agreement, dated as of May 23, 2000, among Acterna LLC, certain of its subsidiaries and Morgan Guaranty and Trust Company of New York as administrative agent.(5)
   10.3 Indemnification Agreement, dated as of May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership. (6)
   10.4 Indemnification Agreement, dated as of May 23, 2000, by and among Acterna Corporation, Clayton, Dubilier & Rice Fund VI Limited Partnership and Clayton, Dubilier & Rice, Inc.(5)
   10.5 Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc.
   10.6 Agreement, dated as of May 23, 2000, by and between Clayton, Dubilier & Rice, Inc. and Acterna Corporation.(5)
   10.7 Tax Sharing Agreement, dated as of May 21, 1998, by and between Acterna Corporation and Telecommunications Techniques Co., LLC (now known as Acterna LLC). (6)
   10.8 Form of Letter Agreement by and between Acterna Corporation ("Acterna") and certain officers of Acterna. (8)
   10.9 Form of Management Equity Agreement among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership and Messrs. Kline and Peeler. (8)
   10.10 Form of Management Equity Agreement among Acterna Corporation ("Acterna"), Clayton, Dubilier & Rice Fund V Limited Partnership and certain officers of Acterna. (8)
   10.11 Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and Allan M. Kline. (9)
   10.12 Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and John R. Peeler. (9)
   10.13 Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement by and between Acterna Corporation ("Acterna") and certain executives of Acterna. (8)

 10.14  Acterna Corporation 1992 Stock Option Plan. (6)
 10.15 Acterna Corporation Amended and Restated 1994 Stock Option and Incentive Plan.(10)
 10.16  Acterna Corporation Non-Employee Directors Stock Incentive Plan. (10)
 10.17  Acterna Corporation Directors Stock Purchase Plan. (4)
 10.18 Form of Non-Employee Director Stock Subscription Agreement between Acterna Corporation and non-employee directors of Acterna. (11)
 10.19 Loanout Agreement, dated as of May 19, 1999, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (12)
 21     Subsidiaries of Acterna Corporation.
 23     Consent of Independent Accountants.

(1) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 0-7438).
(2) Incorporated by reference to Acterna Corporation's Schedule 14D-1 (File No. 5-44783).
(3) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 1-12657), filed May 31, 2000.
(4) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended September 30, 1999.
(5) Incorporated by reference to Acterna Corporation's Report on Form 10-K for the year ended March 31, 2000 (File No. 0-7438).
(6) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
(7) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-3 (Registration No. 333-35476).
(8) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (File No. 333-44933).
(9) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1998.
(10) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-8 (File No. 333-75797).
(11) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1999.
(12) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended June 30, 1999.

Item 14(a) (2)


                                                                     SCHEDULE II

                              ACTERNA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

            For the years ended March 31, 2001, 2000, 1999 and 1998

Reserve for Doubtful Accounts


                                                             (In thousands)
Balance, March 31, 1998                                         $ 1,764

   Additions charged to income                                      483
   Writeoff of uncollectible accounts, net                         (613)
                                                               --------
Balance, March 31, 1999                                           1,634

   Additions charged to income                                      620
   Writeoff of uncollectible accounts, net                          (22)
   Balance acquired by acquisition                                  247
   Adjustment for discontinued operations                          (527)
                                                               --------
Balance, March 31, 2000                                           1,952

   Additions charged to income                                    5,284
   Writeoff of uncollectible accounts, net                       (2,172)
   Balance acquired by acquisition                                3,933
                                                               --------
Balance, March 31, 2001                                         $ 8,997
                                                               ========