Form 10-Q
period 2001-06-30
ACTERNA CORP
filed 2001-08-14
CIK 30841

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

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At July 15, 2001, there were 191,512,626 shares of common stock of the registrant outstanding.

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

                                                              Three Months
                                                             Ended June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (In thousands,
                                                            except per share
                                                                  data)
Net sales.................................................. $302,250  $208,171
Cost of sales..............................................  116,778    89,608
                                                            --------  --------
Gross profit...............................................  185,472   118,563
                                                            --------  --------
Selling, general & administrative expense..................  117,477    74,407
Product development expense................................   38,950    26,211
Recapitalization and other related costs...................      --      9,194
Purchased incomplete technology............................      --     50,000
Amortization of intangibles................................   11,523    12,879
                                                            --------  --------
Total operating expense....................................  167,950   172,691
                                                            --------  --------
Operating income (loss)....................................   17,522   (54,128)
Interest expense...........................................  (26,261)  (18,672)
Interest income............................................      465       597
Other expense..............................................   (1,173)   (1,319)
                                                            --------  --------
Loss before income taxes and extraordinary item............   (9,447)  (73,522)
Benefit for income taxes...................................   (3,297)   (1,787)
                                                            --------  --------
Net loss from before extraordinary item....................   (6,150)  (71,735)
Extraordinary item, net of income tax benefit of $6,524....      --    (10,659)
                                                            --------  --------
Net loss................................................... $ (6,150) $(82,394)
                                                            ========  ========
Loss per common share--basic and diluted:
Continuing operations...................................... $  (0.03) $  (0.43)
Extraordinary loss.........................................      --      (0.07)
                                                            --------  --------
Net loss per common share--basic and diluted............... $  (0.03) $  (0.50)
                                                            ========  ========
Weighted average number of common shares:
  Basic and diluted........................................  191,186   165,427
                                                            ========  ========

           See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                         June 30,    March 31,
                                                           2001         2001
                                                        (Unaudited)
                                                        -----------  ----------
                                                            (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents............................ $   44,137   $   61,886
  Accounts receivable, net.............................    212,891      215,067
  Inventories:
    Raw materials......................................     44,899       43,726
    Work in process....................................     54,465       45,772
    Finished goods.....................................     49,489       43,889
                                                        ----------   ----------
      Total inventory..................................    148,853      133,387
  Deferred income taxes................................     57,197       37,961
  Other current assets.................................     38,190       36,627
                                                        ----------   ----------
    Total current assets...............................    501,268      484,928
  Property, plant and equipment, net...................    117,513      116,887
Other assets:
  Net assets of discontinued operations held for sale..    101,397       99,244
  Goodwill, net........................................    403,145      401,442
  Other intangible assets, net.........................    180,698      192,221
  Deferred income taxes................................      3,549          --
  Deferred debt issuance costs, net....................     26,077       25,908
  Other................................................     25,708       22,510
                                                        ----------   ----------
                                                        $1,359,355   $1,343,140
                                                        ==========   ==========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable........................................ $   13,976   $   10,919
  Current portion of long-term debt....................     23,074       22,248
  Accounts payable.....................................     87,886       97,024
  Accrued expenses:
    Compensation and benefits..........................     44,237       69,841
    Deferred revenue...................................     29,811       26,823
    Taxes other than income taxes......................     15,326       12,843
    Other..............................................     59,234       55,292
  Accrued income taxes.................................     18,219       11,991
                                                        ----------   ----------
    Total current liabilities..........................    291,763      306,981
Long-term debt.........................................  1,088,564    1,056,383
Deferred income taxes..................................        --         2,915
Deferred compensation..................................     58,490       57,838
Stockholders' deficit:
  Common stock, 350,000,000 shares authorized,
   191,447,486 and 190,953,052 shares issued and
   outstanding.........................................      1,915        1,910
  Additional paid-in capital...........................    801,814      801,080
  Accumulated deficit..................................   (801,896)    (795,746)
  Unearned compensation................................    (83,110)     (90,986)
  Other comprehensive gain.............................      1,815        2,765
                                                        ----------   ----------
    Total stockholders' deficit........................    (79,462)     (80,977)
                                                        ----------   ----------
                                                        $1,359,355   $1,343,140
                                                        ==========   ==========

           See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
                                  (Unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
                                                              (In thousands)
Operating activities:
  Net loss.................................................. $(6,150) $(82,394)
  Adjustments for non-cash items included in net loss:
    Depreciation............................................   7,376     3,508
    Amortization of intangibles.............................  11,523    12,879
    Amortization of unearned compensation...................   5,926     2,078
    Amortization of deferred debt issuance costs............   1,031       873
    Writeoff of deferred debt issuance costs................     --     10,019
    Purchased incomplete technology.........................     --     50,000
    Recapitalization and other related costs................     --      9,194
    Tax benefit from stock option exercises.................     994       --
    Other...................................................   2,244       --
  Change in deferred income taxes...........................     996      (917)
  Change in operating assets and liabilities................ (63,651)  (91,754)
                                                             -------  --------
  Net cash flows used in operating activities............... (39,711)  (86,514)
Investing activities:
  Purchases of property and equipment....................... (15,631)   (7,110)
  Proceeds from sale of business............................     --      3,500
  Businesses acquired in purchase transaction, net of cash
   acquired and non-cash issuance of common stock...........     --   (237,426)
  Other.....................................................  (2,258)     (156)
                                                             -------  --------
Net cash flows used in investing activities................. (17,889) (241,192)
Financing activities:
  Net borrowings of debt....................................  41,972   190,834
  Repayment of capital lease obligations....................     (18)       (5)
  Capitalized debt issuance costs...........................     --    (18,519)
  Proceeds from issuance of common stock, net of expenses...   1,080   192,466
                                                             -------  --------
Net cash flows provided by financing activities.............  43,034   364,776
Effect of exchange rate change on cash......................  (3,091)   (1,408)
                                                             -------  --------
Increase (decrease) in cash and cash equivalents............ (17,657)   35,662
Cash and cash equivalents at beginning of year..............  63,053    33,839
                                                             -------  --------
Cash and cash equivalents at end of period.................. $45,396  $ 69,501
                                                             =======  ========

   (a) Has not been restated for discontinued operations

           See notes to condensed consolidated financial statements.

                              ACTERNA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.FORMATION AND BACKGROUND

  Acterna Corporation (the "Company" or "Acterna"), (formerly Dynatech Corporation), was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in one business segment: communications test. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment.

  The communications test business develops, manufactures and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services. In addition, the Company also operates two subsidiaries, AIRSHOW, Inc., and da Vinci Systems. AIRSHOW is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. da Vinci manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape.

  The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2002 are references to the Company's fiscal year which began April 1, 2001 and will end March 31, 2002). Unless the context otherwise requires, the "Company" or "Acterna" refers to Acterna Corporation and its subsidiaries.

B.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the unaudited condensed consolidated balance sheet at June 30, 2001, and the unaudited consolidated statements of operations and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's most recent Form 10-K as of March 31, 2001.

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

C.NEW SHORT-TERM CREDIT FACILITY

  On June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility which provides for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs, which have increased, in part, as a result of the growth of the Company's business. Loans under the facility bear interest at floating rates (based on LIBOR or Prime rate plus an applicable margin) at the option of the Company. The Company incurred a fee of $1.2 million for this new facility which will be expensed over the term of the facility, and did not have any borrowings outstanding under the new facility at June 30, 2001. The short-term credit facility matures on December 31, 2001.

D.NEW PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, ("FAS 141") "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective April 1, 2001.

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's results of operations or its financial position.

E.ACQUIRED INTANGIBLE ASSETS

                                                            As of June 30, 2001
                                                           ---------------------
                                                            Gross
                                                           Carrying Accumulated
                                                            Amount  Amortization
                                                           -------- ------------
                                                              (In thousands)
   Amortized intangible assets:
     Core technology...................................... $228,043   $49,599
     Other intangible assets..............................   17,708    15,454
                                                           --------   -------
       Total..............................................  245,751    65,053
                                                           ========   =======
   Aggregate amortization expense:
     For the quarter ended June 30, 2001.................. $ 11,523
   Estimated amortization expense:
     For the year ended March 31, 2002....................   40,998
     For the year ended March 31, 2003....................   37,659
     For the year ended March 31, 2004....................   35,354
     For the year ended March 31, 2005....................   35,327
     For the year ended March 31, 2006....................   35,327

  All intangible assets are amortized on a straight line basis over a weighted average of 5 years. Core technology is amortized over a weighted average of 6 years and all other intangible assets are amortized on a weighted average of 2 years.

F.GOODWILL

  The changes in the carrying amount of goodwill for the quarter ended June 30, 2001 are as follows:

                                    Communications  Airshow  da Vinci
                                    Test Reporting Reporting Reporting
                                         Unit        Unit      Unit     Total
                                    -------------- --------- --------- --------
                                                  (In thousands)
   Balance as of April 1, 2001....     $377,187     $19,039   $5,216   $401,442
   Goodwill adjustments during the
    quarter.......................        1,703         --       --       1,703
                                       --------     -------   ------   --------
   Balance as of June 30, 2001....     $378,890     $19,039   $5,216   $403,145
                                       ========     =======   ======   ========

  The goodwill adjustments in the communications test reporting unit result from final adjustments to the purchase price allocation for the Wavetek Wandel Goltermann merger (See Note I.) and to the deferred tax adjustment in respect of reclassifying certain intangible assets as goodwill on adoption of FAS 142.

G.GOODWILL AND OTHER INTANGIBLE ASSETS--Adoption of FAS 142

                                                              Three Months
                                                                 Ended
                                                                June 30,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
                                                             (In thousands
                                                            except per share
                                                                 data)
   Net loss before extraordinary item...................... $(6,150) $(71,735)
   Add back goodwill amortization..........................     --     11,445
   Add back other intangible amortization..................     --        941
                                                            -------  --------
   Adjusted net loss before extraordinary item............. $(6,150) $(59,349)
                                                            =======  ========
   Basic and diluted loss per share:
   Reported net loss before extraordinary item............. $ (0.03) $  (0.43)
   Goodwill amortization...................................     --       0.07
   Other intangible amortization...........................     --       0.01
                                                            -------  --------
   Adjusted basic and diluted loss per share before ex-
    traordinary item....................................... $ (0.03) $  (0.35)
                                                            =======  ========

H.DISCONTINUED OPERATIONS

  In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. In connection with such decision, the Company distributed a descriptive memorandum to qualified buyers and received letters of interest from certain buyers. The Company is currently in negotiations with certain potential buyers and expects to divest these two subsidiaries, either separately or together, during the first half of the 2002 fiscal year. The businesses to be divested have been treated as discontinued operations for accounting purposes.

  The accompanying balance sheets reflect the net assets of the industrial computing and communications segment as net assets held for sale within non-current assets. The Statements of Cash Flows have not been presented on a discontinued basis. The pretax operating loss for the first three months of fiscal 2002 for these discontinued operations was $1.5 million. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount including any net operating losses from the discontinued segment through the first half of fiscal 2002, at which time the Company anticipates to have sold these businesses. Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.

I.ACQUISITIONS

   Wavetek Wandel Goltermann, Inc.

   On May 23, 2000, a subsidiary of the Company merged with Wavetek Wandel Goltermann, Inc. ("WWG"), pursuant to which WWG became an indirect, wholly owned subsidiary of the Company (the "WWG Merger").

   Superior Electronics Group, Inc., doing business as Cheetah Technologies

   On August 23, 2000 the Company acquired Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah") for a purchase price of $171.5 million. The final allocation of the purchase price of Cheetah is dependent upon the Company's decision to consolidate certain manufacturing operations and will be complete by August 23, 2001.

   Pro Forma Financial Information

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company for the three months ended June 30, 2000 as if the acquisitions had occurred at the beginning of the fiscal year presented, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effect. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

                                                              Three Months Ended
                                                                June 30, 2000
                                                              ------------------
                                                                (In thousands,
                                                                  except per
                                                                 share data)
   Revenue...................................................      $296,417
   Net loss from continuing operations.......................      (115,756)
   Loss per share from continuing operations:
    Basic and diluted........................................      $  (0.56)
   Weighted average shares:
    Basic and diluted........................................       186,848

J.EXTRAORDINARY ITEM

   In connection with the WWG Merger in May 2000, the Company recorded an extraordinary charge of $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders to repurchase WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs which originated at the time of the recapitalization of the Company in May of 1998.

K. LOSS PER SHARE

   Loss per share is calculated as follows:

                                                              Three Months
                                                                 Ended
                                                                June 30,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
                                                             (In thousands,
                                                            except per share
                                                                 data)
   Net loss:
     Continuing operations...............................   $(6,150) $(71,735)
     Extraordinary item..................................       --    (10,659)
                                                            -------  --------
   Net loss..............................................   $(6,150) $(82,394)
                                                            =======  ========
   BASIC AND DILUTED:
   Common stock outstanding, beginning of period.........   190,953   122,527
   Weighted average common stock issued during the peri-
   od....................................................       233    26,186
                                                            -------  --------
                                                            191,186   148,713
   Bonus element adjustment related to rights offering...       --     16,714
                                                            -------  --------
   Weighted average common stock outstanding, end of pe-
   riod..................................................   191,186   165,427
                                                            =======  ========
   Loss per common share:
     Continuing operations...............................   $  (.03) $  (0.43)
     Extraordinary item..................................       --      (0.07)
                                                            -------  --------
   Net loss per common share.............................   $  (.03) $  (0.50)
                                                            =======  ========

   During the first three months of fiscal 2001 and 2000, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents 4.9 million and 12.0 million, respectively, as the Company incurred a net loss. The inclusion of the common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding as inclusion would have an antidilutive effect on net loss per common share.

L. SEGMENT INFORMATION

   Sales and earnings before interest, taxes and amortization ("EBITA") for the three months ended June 30, 2001 and 2000 is shown below (in thousands):

                                                          Three Months Ended
                                                               June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
   Communications test segment:
     Sales.............................................. $  276,583  $  181,069
     EBITA.............................................. $   34,925  $   23,834
     Total assets....................................... $1,098,022  $  977,821
   Other subsidiaries:
     Sales..............................................     25,667      27,102
     EBITA..............................................      5,037       5,529
     Total assets.......................................     54,130      51,279
   Discontinued operations:
     Net assets held for sale...........................    101,397      87,159
   Corporate:
     Loss before interest and taxes.....................     (1,449)     (1,566)
     Total assets.......................................    105,806     152,041
   Total company:
     Sales.............................................. $  302,250  $  208,171
     EBITA.............................................. $   38,513      27,797
     Total assets....................................... $1,359,355  $1,268,300

   The following are excluded from the calculation of EBITA:

                                                                 Three Months
                                                                     Ended
                                                                   June 30,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Amortization of inventory step up........................... $   --  $ 8,750
   Purchased incomplete technology.............................     --   50,000
   Amortization of unearned compensation.......................   5,926   2,078
   Recapitalization and other related costs....................     --    9,194
   One-time and other special charges..........................   4,715     344
                                                                ------- -------
     Total excluded items...................................... $10,641 $70,366
                                                                ======= =======

M.SUBSEQUENT EVENT

   On August 1, 2001 the Company announced a comprehensive cost reduction program that includes the following: (1) a reduction of approximately 8% of the Company-wide work force, impacting approximately 400 jobs worldwide;
   (2) a reduction of outside contractors and consultants; (3) a reduction of operating expenses; and (4) a reduction of manufacturing costs through procurement programs to lower materials costs. The Company expects these steps to result in annualized cost savings in excess of $50 million, which are expected to be substantially realized beginning in the third quarter of fiscal 2002 and fully realized by the fourth quarter. As a result of these measures, the Company expects to take a charge of $8 million to $10 million in the second quarter.

N. SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

   In connection with the Company's recapitalization and related transactions, Acterna LLC became the primary obligor with respect to indebtedness of Acterna Corporation, including 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes").

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

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2001
                                  (Unaudited)

                                                 Non-
                           Acterna  Acterna   Guarantor                  Total
                            Corp      LLC    Subsidiaries Elimination Consolidated
                           -------  -------  ------------ ----------- ------------
                                              (In thousands)
   Net sales............       --   $87,676    $214,574         --      $302,250
   Cost of sales........       --    31,426      85,352         --       116,778
                           -------  -------    --------    --------     --------
   Gross profit.........       --    56,250     129,222         --       185,472
   Selling, general and
   administrative ex-
   pense................       --    58,405      59,072         --       117,477
   Product development
   expense..............       --    12,447      26,503         --        38,950
   Amortization of in-
   tangibles............       --       145      11,378         --        11,523
                           -------  -------    --------    --------     --------
   Operating income
   (loss)...............       --   (14,747)     32,269         --        17,522
   Interest expense.....       --   (22,430)     (3,831)        --       (26,261)
   Interest income......       --       114         351         --           465
   Intercompany income
   (expense)............       --        19         (19)        --           --
   Other income (ex-
   pense), net..........       --    (5,326)      4,153         --        (1,173)
                           -------  -------    --------    --------     --------
   Income (loss) before
   income taxes.........       --   (42,370)     32,923         --        (9,447)
   Provision (benefit)
   for income taxes.....       --   (15,215)     11,918         --        (3,297)
                           -------  -------    --------    --------     --------
   Income (loss) from
   continuing opera-
   tions................       --   (27,155)     21,005         --        (6,150)
   Equity income
   (loss)...............    (6,150)  21,005         --      (14,855)         --
                           -------  -------    --------    --------     --------
   Net income (loss)....   $(6,150) $(6,150)   $ 21,005    $(14,855)    $ (6,150)
                           =======  =======    ========    ========     ========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2000
                                  (Unaudited)

                                                     Non-
                             Acterna   Acterna    Guarantor                  Total
                               Corp      LLC     Subsidiaries Elimination Consolidated
                             --------  --------  ------------ ----------- ------------
                                                 (In thousands)
   Net sales.............    $    --   $ 96,532    $111,639     $   --      $208,171
   Cost of sales.........         --     40,972      48,636         --        89,608
                             --------  --------    --------     -------     --------
   Gross profit..........         --     55,560      63,003         --       118,563
   Selling, general and
   administrative ex-
   pense.................         --     49,383      25,024         --        74,407
   Product development
   expense...............         --      7,029      19,182         --        26,211
   Recapitalization and
   other related costs...         --      9,194         --          --         9,194
   Purchased incomplete
   technology............         --     50,000         --          --        50,000
   Amortization of intan-
   gibles................         --      8,982       3,897         --        12,879
                             --------  --------    --------     -------     --------
     Operating income
     (loss)..............         --    (69,028)     14,900         --       (54,128)
   Interest expense......         --    (17,797)       (875)        --       (18,672)
   Interest income.......         --        281         316         --           597
   Other income (ex-
   pense), net...........         --      4,394      (5,713)        --        (1,319)
                             --------  --------    --------     -------     --------
   Income (loss) before
   income taxes..........         --    (82,150)      8,628         --       (73,522)
   Benefit for income
   taxes.................         --     (1,267)       (520)        --        (1,787)
                             --------  --------    --------     -------     --------
   Income (loss).........         --    (80,883)      9,148         --       (71,735)
   Equity income (loss)..     (82,394)    9,148         --       73,246          --
   Extraordinary item....         --    (10,659)        --          --       (10,659)
                             --------  --------    --------     -------     --------
   Net income (loss).....    $(82,394) $(82,394)   $  9,148     $73,246     $(82,394)
                             ========  ========    ========     =======     ========

                              ACTERNA CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                    For the Three Months Ended June 30, 2001
                                  (Unaudited)

                                                        Non-
                                Acterna   Acterna    Guarantor                  Total
                                  Corp      LLC     Subsidiaries Elimination Consolidated
                                --------  --------  ------------ ----------- ------------
                                                    (In thousands)
   ASSETS
   Current assets:
     Cash and cash
     equivalents........        $    --   $ 15,205    $ 28,932    $    --     $   44,137
     Accounts receiv-
     able, net..........             --     59,692     153,199         --        212,891
     Inventory..........             --     30,975     117,878         --        148,853
     Other current as-
     sets...............             --     52,429      42,958         --         95,387
                                --------  --------    --------    --------    ----------
       Total current as-
       sets.............             --    158,301     342,967         --        501,268
   Property and equip-
   ment, net............             --     27,969      89,544         --        117,513
  Investments in and
   advances to
   consolidated
   subsidiaries.........           7,844   353,611    (621,009)    259,554           --
   Goodwill.............             --        --      403,145         --        403,145
   Intangible assets,
   net..................             --        --      180,698         --        180,698
   Net assets of discon-
   tinued operations....             --      1,432      99,965         --        101,397
   Other................             --     38,944      16,390         --         55,334
                                --------  --------    --------    --------    ----------
                                $  7,844  $580,257    $511,700    $259,554    $1,359,355
                                ========  ========    ========    ========    ==========
   LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current liabilities:
   Notes payable and
    current portion of
    long-term debt......        $    --   $ 17,750    $ 19,300         --     $   37,050
     Accounts payable...             --     22,905      64,981         --         87,886
     Accrued expenses...             --     49,603     117,224         --        166,827
                                --------  --------    --------    --------    ----------
       Total current li-
       abilities........             --     90,258     201,505         --        291,763
   Long-term debt.......             --    913,350     175,214         --      1,088,564
   Deferred income tax-
   es...................             --        --          --          --            --
   Deferred compensa-
   tion.................             --     12,290      46,200         --         58,490
   Stockholders' equity
   (deficit):
     Common stock.......           1,915     1,221      17,595     (18,816)        1,915
     Additional paid-in
     capital............         801,814   418,845     171,408    (590,253)      801,814
     Accumulated earn-
     ings (deficit).....        (795,885) (772,103)   (102,531)    868,623      (801,896)
     Unearned compensa-
     tion...............             --    (83,110)        --          --        (83,110)
     Other comprehensive
     income (loss)......             --       (494)      2,309         --          1,815
                                --------  --------    --------    --------    ----------
       Total stockhold-
       ers' equity (def-
       icit)............           7,844  (435,641)     88,781     259,554       (79,462)
                                --------  --------    --------    --------    ----------
                                $  7,844  $580,257    $511,700    $259,554    $1,359,355
                                ========  ========    ========    ========    ==========

                              ACTERNA CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                   For the Three Months Ended March 31, 2001

                                                        Non-
                                Acterna   Acterna    Guarantor                  Total
                                  Corp      LLC     Subsidiaries Elimination Consolidated
                                --------  --------  ------------ ----------- ------------
                                                    (In thousands)
   ASSETS
   Current assets:
     Cash and cash
     equivalents........        $    --   $ 22,179    $ 39,707    $    --     $   61,886
     Accounts receiv-
     able, net..........             --     67,637     147,430         --        215,067
     Inventory..........             --     28,053     105,334         --        133,387
     Other current as-
     sets...............             --     38,799      35,789         --         74,588
                                --------  --------    --------    --------    ----------
       Total current as-
       sets.............             --    156,668     328,260         --        484,928
   Property and equip-
   ment, net............             --     26,641      90,246         --        116,887
   Investments in and
   advances to consoli-
   dated  subsidiaries..          13,255   259,637    (547,301)    274,409           --
   Goodwill.............             --        --      401,442         --        401,442
   Intangible assets,
   net..................             --        --      192,221         --        192,221
   Net assets of discon-
   tinued operations....             --        --       99,244         --         99,244
   Other................             --     28,166      20,252         --         48,418
                                --------  --------    --------    --------    ----------
                                $ 13,255  $471,112    $584,364    $274,409    $1,343,140
                                ========  ========    ========    ========    ==========
   LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current liabilities:
     Notes payable and
     current portion of
     debt...............        $    --   $ 16,000    $ 17,167    $    --     $   33,167
     Accounts payable...             --     31,623      65,401         --         97,024
     Accrued expenses...             --     53,331     123,459         --        176,790
                                --------  --------    --------    --------    ----------
       Total current li-
       abilities........             --    100,954     206,027         --        306,981
   Long-term debt.......             --    875,100     181,283         --      1,056,383
   Deferred income tax-
   es...................             --    (77,765)     80,680         --          2,915
   Deferred compensa-
   tion.................             --     10,624      47,214         --         57,838
   Stockholders' equity
   (deficit):
     Common stock.......           1,910     1,221      17,595     (18,816)        1,910
     Additional paid-in
     capital............         801,080   418,845     171,408    (590,253)      801,080
     Accumulated equity
     (deficit)..........        (789,735) (765,953)   (123,536)    883,478      (795,746)
     Unearned compensa-
     tion...............             --    (90,986)        --          --        (90,986)
     Other comprehensive
     income (loss)......             --       (928)      3,693         --          2,765
                                --------  --------    --------    --------    ----------
       Total stockhold-
       ers' equity (def-
       icit)............          13,255  (437,801)     69,160     274,409       (80,977)
                                --------  --------    --------    --------    ----------
                                $ 13,255  $471,112    $584,364    $274,409    $1,343,140
                                ========  ========    ========    ========    ==========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Three Months Ended June 30, 2001(a)
                                  (Unaudited)

                                                    Non-
                              Acterna  Acterna   Guarantor                  Total
                               Corp      LLC    Subsidiaries Elimination Consolidated
                              -------  -------  ------------ ----------- ------------
                                                 (In thousands)
   Operating activities:
    Net income (loss) from
    operations.............   $(6,150) $(6,150)   $21,005     $(14,855)    $(6,150)
    Adjustment for non-cash
     items included in net
     income (loss):
      Depreciation.........       --     2,813      4,563          --        7,376
      Amortization of in-
      tangibles............       --     3,472      8,051          --       11,523
      Amortization of un-
      earned compensation..       --     4,715      1,211          --        5,926
      Amortization of de-
      ferred debt issuance
       costs...............       --     1,031        --           --        1,031
      Tax benefit from
      stock option exer-
      cise.................       --       994        --           --          994
      Other................       --     2,047        197          --        2,244
    Change in deferred in-
    come taxes.............       --       996        --           --          996
    Changes in operating
    assets and liabilities,
     net of effects of pur-
    chase acquisitions
     and divestitures......       --   (18,053)   (45,598)         --      (63,651)
    Changes in
    intercompany...........     6,150  (31,908)    10,903       14,855         --
                              -------  -------    -------     --------     -------
    Net cash flows provided
     by operating
     activities............       --   (40,043)       332          --      (39,711)
   Investing activities:
    Purchases of property
    and equipment..........       --    (7,445)    (8,186)         --      (15,631)
    Other..................       --       --      (2,258)         --      ( 2,258)
                              -------  -------    -------     --------     -------
    Net cash flows used in
    investing activities...       --    (7,445)   (10,444)         --      (17,889)
   Financing activities:
    Net borrowings of
    debt...................       --    39,000      2,972          --       41,972
    Repayment of capital
    lease obligations......       --       --         (18)         --          (18)
    Proceeds from issuance
    of common stock,
     net of expenses.......       --     1,080        --           --        1,080
                              -------  -------    -------     --------     -------
    Net cash flows provided
     by financing
     activities............       --    40,080      2,954          --       43,034
   Effect of exchange rate
    on cash................       --       434     (3,525)         --       (3,091)
                              -------  -------    -------     --------     -------
   Decrease in cash and
    cash equivalents.......       --    (6,974)   (10,683)         --      (17,657)
   Cash and cash equiva-
    lents at beginning of
    year...................       --    22,179     40,874          --       63,053
                              -------  -------    -------     --------     -------
   Cash and cash equiva-
    lents at end of year...   $   --   $15,205    $30,191     $    --      $45,396
                              =======  =======    =======     ========     =======

  --------
   (a) Has not been restated for discontinued operations

                              ACTERNA CORPORATION

         SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS(a)
                    For the Three Months Ended June 30, 2000
                                  (Unaudited)

                                                        Non-
                                Acterna   Acterna    Guarantor                  Total
                                  Corp      LLC     Subsidiaries Elimination Consolidated
                                --------  --------  ------------ ----------- ------------
                                                    (In thousands)
   Operating activities:
     Net income (loss)
     from operations....        $(82,394) $(82,394)   $ 9,148      $73,246     $(82,394)
   Adjustment for non-
    cash items included
    in net income
    (loss):
       Depreciation.....             --      1,776      1,732          --         3,508
       Amortization of
       intangibles......             --        --      12,879          --        12,879
       Amortization of
       unearned compen-
       sation...........             --      1,827        251          --         2,078
       Amortization of
       deferred debt is-
       suance  costs....             --        873        --           --           873
       Write off of de-
       ferred debt issu-
       ance costs.......             --     10,019        --           --        10,019
       Purchased incom-
       plete technolo-
       gy...............             --     50,000        --           --        50,000
       Recapitalization
       and other related
       costs............             --      9,194        --           --         9,194
       Change in net de-
       ferred income tax
       asset............             --       (917)       --           --          (917)
     Changes in operat-
     ing assets and lia-
     bilities,  net of
     effects of purchase
     acquisitions
      and divestitures..             --    (72,623)   (19,131)         --       (91,754)
     Changes in
     intercompany.......          82,394   (40,937)    31,789      (73,246)
                                --------  --------    -------      -------     --------
     Net cash flows pro-
     vided by (used in)
      operating activi-
     ties...............             --   (123,182)    36,668          --       (86,514)
   Investing activities:
     Purchases of prop-
     erty and equip-
     ment...............             --     (2,566)    (4,544)         --        (7,110)
     Businesses acquired
     in purchase
      transactions, net
     of cash acquired...             --      3,500        --           --         3,500
     Proceeds from sale
     of businesses......             --   (237,426)       --           --      (237,426)
     Other..............             --       (877)       721          --          (156)
                                --------  --------    -------      -------     --------
     Net cash flows used
     in investing activ-
     ities..............             --   (237,369)    (3,823)         --      (241,192)
   Financing activities:
     Borrowings under
     revolving credit
     facility,  net.....             --    190,834        --           --       190,834
     Repayment of capi-
     talized lease obli-
     gations............             --        --          (5)         --            (5)
     Capitalized debt
     issuance costs.....             --    (18,519)       --           --       (18,519)
     Proceeds from issu-
     ance of common
     stock  and stock
     options............             --    192,466        --           --       192,466
                                --------  --------    -------      -------     --------
     Net cash flows
     provided by (used
     in)  financing
     activities.........             --    364,781         (5)         --       364,776
   Effect of exchange
   rate on cash.........             --     (1,408)       --           --        (1,408)
                                --------  --------    -------      -------     --------
   Increase in cash and
   cash equivalents.....             --      2,822     32,840          --        35,662
   Cash and cash equiva-
   lents at beginning of
    year................             --     19,359     14,480                    33,839
                                --------  --------    -------      -------     --------
   Cash and cash equiva-
   lents at end of
   year.................             --   $ 22,181    $47,320          --      $ 69,501
                                ========  ========    =======      =======     ========

  --------
   (a) Has not been restated for discontinued operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause differences include, but are not limited to, product demand and market acceptance risks, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 2001.

OVERVIEW

   The Company has reported its results of operations in one business segment: communications test. The Company's communications test business develops, manufactures and markets instruments, systems and services to test, deploy, manage and optimize communications networks, equipment and services. In addition, the Company operates two other subsidiaries: AIRSHOW, Inc. and da Vinci Systems. AIRSHOW is the leading provider of systems that deliver real-time news, information and flight data to aircraft passengers. da Vinci manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape.

   The Company's balance sheet reflects the net assets of the former industrial computing and communications segment as net assets held for sale within non-current assets. The statements of cash flows have not been presented on a discontinued basis. Management believes that the net proceeds from the disposition of these companies will exceed the carrying amount including any net operating losses from the discontinued segment through the first half of fiscal 2002, at which time the Company anticipates to have sold these businesses. Accordingly, the anticipated gains from the disposal of the segment and the operating results will not be reflected in the statements of operations until they are realized.

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141") "Business Combinations" and Number 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective April 1, 2001.

   On August 1, 2001 the Company announced a comprehensive cost reduction program that includes the following: (1) a reduction of approximately 8% of the Company-wide work force, impacting approximately 400 jobs worldwide; (2) a reduction of outside contractors and consultants; (3) a reduction of operating expenses; and (4) a reduction of manufacturing costs through procurement programs to lower materials costs. The Company expects these steps to result in annualized cost savings in excess of $50 million, which will be substantially realized beginning in the third quarter of fiscal 2002 and fully realized by the fourth quarter. As a result of these measures, the Company expects to take a charge of $8 million to $10 million in the second quarter.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30,
2000

   Sales. For the three months ended June 30, 2001, consolidated sales increased $94.1 million or 45.2% to $302.3 million as compared to $208.2 million for the three months ended June 30, 2000. The increase occurred within the communications test segment. The increase in revenues is primarily a result of the merger of a subsidiary of the Company with Wavetek Wandel Golterman, Inc. ("WWG") during the first quarter of last year offset by a reduction in core business revenues during the first three months of fiscal 2002 as compared to the same period last year. However, during the quarter the sales of optical transport and test and management products remained strong as the Company reduced its order backlog from orders received before the beginning of fiscal 2002, as well as shipping recently introduced products.

   Gross Profit. Gross profit increased $66.9 million to $185.5 million or 61.4% of consolidated sales for the three months ended June 30, 2001 as compared to $118.6 million or 57.0% of consolidated sales for the three months ended June 30, 2000. The increase in gross margin as a percent of sales is, principally a result of the $8.8 million (or 4.2% of consolidated sales) amortization of the inventory step up from the WWG Merger included in cost of sales during the first quarter of last year. Excluding the $8.8 million charge, gross margin was 61.2% of consolidated sales for the three months ended June 30, 2000.

   Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $168.0 million or 55.6% of consolidated sales for the three months ended June 30, 2001, as compared to $172.7 million or 83.0% of consolidated sales for the three months ended June 30, 2000. Included in operating expenses during the first three months of fiscal 2002 were expenses of approximately $4.7 million related principally to the consolidation of certain manufacturing operations and the write-off of legacy IT systems. Included in operating expenses during the first three months of fiscal 2001 were expenses related to the writeoff of the purchased incomplete technology as well as recapitalization and other related costs totaling approximately $59.5 million. Excluding these one-time charges, total operating expenses were $163.3 million or 54.0% of consolidated sales for the first three months of fiscal 2002 as compared to $113.2 million or 54.4% of consolidated sales for the same period last year.

   Included in both cost of sales and operating expenses is the amortization of unearned compensation that relates to the issuance of stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The amortization of unearned compensation during the first three months of fiscal 2002 and fiscal 2001 was $5.9 million and $2.1 million, respectively, and has been allocated to cost of sales; selling, general and administrative expense; and product development expense.

   Selling, general and administrative expense was $117.5 million or 38.9% of consolidated sales for the three months ended June 30, 2001 as compared to $74.4 million or 35.7% of consolidated sales for the three months ended June 30, 2000. The percentage increase is primarily a result of the expenses described above in operating expenses.

   Product development expense was $39.0 million or 12.9% of consolidated sales for the three months ended June 30, 2001 as compared to $26.2 million or 12.6% of consolidated sales for the same period a year ago, primarily due to the WWG Merger.

   Recapitalization and other related costs were $9.2 million at June 30, 2000. The expense incurred during the first three months of fiscal 2001 related to an executive who left the Company during fiscal 2000.

   In connection with the WWG Merger, the Company wrote off $50 million of purchased incomplete technology during the first three months of fiscal 2001 that had not reached technological feasibility and had no alternative future use.

   Amortization of intangibles was $11.5 million for the three months ended June 30, 2001 as compared to $12.9 million for the same period a year ago. The decrease was attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002 which eliminates the amortization of goodwill as well as only approximately one month of goodwill amortization related to the WWG Merger during the first three months of fiscal 2001.

   Interest. Interest expense was $26.3 million for the three months ended June 30, 2001 as compared to $18.7 million for the same period a year ago. The increase in interest expense was attributable to the additional borrowings during the first quarter of fiscal 2002 offset by lower interest rates. The Company's weighted average interest rate was approximately 8.94% for the first three months of fiscal 2002 as compared to approximately 9.61% for the same period last year.

   Taxes. The effective tax rate for the three months ended June 30, 2001 was 34.9% as compared to 2.4% for the same period a year ago. The principal reasons for the increase in the rate of tax benefit were: (1) in the same period a year ago, the Company took a $50 million non-deductible charge in connection with the WWG Merger; (2) non-deductible goodwill amortization was taken in the same period a year ago, but not in the current period; and (3) the German statutory tax rate decreased from approximately 51.0% in the same period a year ago to 39.0% in the current period.

   Extraordinary item. In connection with the WWG Merger, the Company recorded an extraordinary charge of approximately $10.7 million for the three months ended June 30, 2000 (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders for the repurchase of WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs that originated at the time of the Recapitalization.

SEGMENT DISCLOSURE

   The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), sales and earnings before interest, taxes and amortization ("EBITA"), which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes sales and EBITA for the one segment the Company operates in as well as other subsidiaries which, in the aggregate, are not reportable as a segment.

                                                                Three Months
                                                                    Ended
                                                                  June 30,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
Communications test segment:
  Bookings................................................... $212,727 $182,978
  Sales......................................................  276,583  181,069
  EBITA......................................................   34,925   23,834
Other subsidiaries:
  Bookings................................................... $ 26,510 $ 25,723
  Sales......................................................   25,667   27,102
  EBITA......................................................    3,588    5,529

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 -- Communications Test Products

   Bookings for communications test products increased to $212.7 million for the three months ended June 30, 2001 as compared to $183.0 million for the same period a year ago, primarily due to the WWG Merger during the first quarter of fiscal 2000.

   Sales of communications test products increased $95.5 million or 52.8% to $276.6 million for the three months ended June 30, 2001 as compared to $181.1 million for the three months ended June 30, 2000. The increase in revenues is primarily a result of the WWG Merger during the first quarter of last year offset by reduction in core business revenues during the first quarter of fiscal 2002 as compared to the same period last year. During the first quarter of fiscal 2002 the Company shipped products from orders that were placed prior to the beginning of the current fiscal year.

   EBITA for the communications test products increased $11.1 million or 46.5% to $34.9 million for the three months ended June 30, 2001 as compared to $23.8 million for the same period a year ago. The increase in EBITA is due to the WWG Merger.

Liquidity and Capital Resources

   The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger and from the funding of working capital and capital expenditures. As of June 30, 2001, the Company had $1,111.6 million of indebtedness, primarily consisting of $275.0 million principal amount of the senior subordinated notes, $810.3 million in borrowings under the Company's senior secured credit facility and $26.3 million under other debt obligations.

   Cash Flows. The Company's cash and cash equivalents decreased $17.7 million during the three months ended June 30, 2001.

   Working Capital. For the three months ended June 30, 2001, the Company's working capital decreased as its operating assets and liabilities used $63.7 million of cash. Accounts receivable decreased, creating a source of cash of $5.1 million. Inventory levels increased, creating a use of cash of $15.3 million primarily due to increased components for optical transport products. Other current assets increased, creating a use of cash of $0.9 million. Accounts payable decreased, creating a use of cash of $15.7 million. Other current liabilities decreased, creating a use of cash of $36.8 million. The decrease in other current liabilities is due in part to management incentive payments made during the first quarter of fiscal year 2002 as well as the mandatory semi-annual payment of interest expense on the senior subordinated notes.

   Investing activities. The Company's investing activities totaled $17.9 million for the three months ended June 30, 2001 in part due to capital expenditures. The Company's capital expenditures during the first three months of fiscal 2002 were $15.6 million as compared to $7.1 million for the same period last year primarily due to the WWG Merger as well as the continuing implementation of a new ERP system.

   Debt and equity. The Company's financing activities provided $43.0 million in cash during the first quarter of fiscal 2002, primarily due to the additional borrowings of cash under the Company's revolving credit facility.

Debt

   New Credit Facility. On June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility which provides for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs, which have increased, in part, as a result of the growth of the Company's business. Loans under the facility bear interest at floating rates (based on LIBOR or Prime rate plus an applicable margin) at the option of the Company. The Company incurred a fee of $1.2 million for this new facility which will be expensed over the term of the facility, and did not have any borrowings outstanding under the new facility at June 30, 2001. The short-term credit facility matures on December 31, 2001.

   Future Financing Sources and Cash Flows. The Company's revolving credit facility was fully utilized at June 30, 2001 which included $151 million in borrowings plus $24 million in outstanding letters of credit. The amount available under the short-term credit facility at June 30, 2001 was $40 million.

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

New Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141") "Business Combinations" and Number 142, ("FAS 142") "Goodwill and Other Intangible Assets". FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective April 1, 2001.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's results of operations and its financial position.

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

   At June 30, 2001, the Company had $810.3 million of variable rate debt outstanding. The Company currently has two interest rate swap contracts with notional amounts totaling $195 million which fixed its variable rate debt to a fixed interest rate for periods of two years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate.

   At June 30, 2001, the two swap contracts had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first three months of fiscal 2002 of $0.4 million. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of June 30, 2001, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $0.7 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $0.7 million on an annual basis.

   During fiscal 2001 and the first three months of fiscal 2002, economic factors have caused a significant interest rate reduction, which in turn resulted in lower borrowing costs for the Company. At June 30, 2001, the Company's variable rate debt was borrowed at a LIBOR rate of 3.71%. A hypothetical 10% adverse movement in LIBOR based on the rate at June 30, 2001 would cause the Company to recognize an additional interest expense of approximately $2.3 million, and would cause a hypothetical loss in cash flows of approximately $2.3 million on an annual basis.

                          PART II. Other Information

Item 1. Legal Proceedings

   The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company's operations or financial position.

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

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

   Exhibit
   Number           Description
   -------   --------------------------
   10.20     Short-Term Credit Facility

   (b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Acterna Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Allan M. Kline             Vice President, Chief        August 13, 2001
______________________________________  Financial Officer and
            Allan M. Kline              Treasurer

   /s/ Robert W. Woodbury, Jr.         Vice President, Corporate    August 13, 2001
______________________________________  Controller and Principal
       Robert W. Woodbury, Jr.          Accounting Officer