Form 10-Q
period 2001-09-30
ACTERNA CORP
filed 2001-11-14
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At October 15, 2001 there were 192,106,169 shares of common stock of the registrant outstanding.

                          PART I. Financial Information

Item 1. Financial Statements

                               ACTERNA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                    Six Months Ended
                                                                 September 30,                        September 30,
                                                            2001               2000               2001             2000
                                                         ---------          ---------          ---------        ---------
                                                                        (In thousands except per share data)
Net sales                                                $ 314,812          $ 348,287          $ 671,412        $ 602,973
Cost of sales                                              143,013            170,520            298,224          292,358
                                                         ---------          ---------          ---------        ---------
Gross profit                                               171,799            177,767            373,188          310,615

Selling, general & administrative expense                  117,816            127,539            247,096          213,098
Product development expense                                 42,574             42,564             86,271           74,101
Impairment of net assets held for sale                      17,918                 --             17,918               --
Recapitalization and other related costs                        --                 --                 --            9,194
Restructuring                                                7,897                 --              7,897               --
Purchased incomplete technology                                 --              6,000                 --           56,000
Amortization of intangibles                                 10,367             33,290             22,151           49,309
                                                         ---------          ---------          ---------        ---------
  Total operating expense                                  196,572            209,393            381,333          401,702
                                                         ---------          ---------          ---------        ---------
Operating loss                                             (24,773)           (31,626)            (8,145)         (91,087)

Interest expense                                           (24,698)           (27,150)           (50,976)         (45,862)
Interest income                                                893              1,172              1,380            1,796
Other expense                                               (3,447)            (1,267)            (5,279)          (3,080)
                                                         ---------          ---------          ---------        ---------
Loss from continuing operations before
 income taxes and extraordinary item                       (52,025)           (58,871)           (63,020)        (138,233)
Provision (benefit) for income taxes                        84,406             (6,623)            80,612          (10,407)
                                                         ---------          ---------          ---------        ---------
Net loss from continuing operations
 before extraordinary item                                (136,431)           (52,248)          (143,632)        (127,826)

Income (loss) from discontinued operations                 (11,090)             1,859            (10,039)           5,702
                                                         ---------          ---------          ---------        ---------
Net loss before extraordinary item                        (147,521)           (50,389)          (153,671)        (122,124)
Extraordinary item                                              --                 --                 --          (10,659)
                                                         ---------          ---------          ---------        ---------
Net loss                                                 $(147,521)           (50,389)         $(153,671)        (132,783)
                                                         =========          =========          =========        =========
Loss per common share -
 basic and diluted:
  Continuing operations                                  $   (0.71)         $   (0.28)         $   (0.75)       $   (0.72)
  Discontinued operations                                    (0.06)              0.01              (0.05)            0.03
  Extraordinary loss                                            --                 --                 --            (0.06)
                                                         ---------          ---------          ---------        ---------
Net loss per common share -
 basic and diluted                                       $   (0.77)         $   (0.27)         $   (0.80)       $   (0.75)
                                                         =========          =========          =========        =========

Weighted average number of common shares:
 Basic and diluted                                         191,889            189,003            191,538          177,279
                                                         =========          =========          =========        =========

---------------------
See notes to consolidated financial statements.

                               ACTERNA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,           March 31,
                                                                         2001                  2001
                                                                     -------------          ----------
ASSETS                                                                         (In thousands)
Current assets:
   Cash and cash equivalents                                          $   51,448            $   63,054
   Accounts receivable, net                                              190,064               233,371
   Inventories:
      Raw materials                                                       58,343                61,009
      Work in process                                                     45,997                48,266
      Finished goods                                                      60,049                48,206
                                                                      ----------            ----------
         Total inventory                                                 164,389               157,481
   Net assets held for sale                                               19,052                    --
   Deferred income taxes                                                  16,916                37,961
   Other current assets                                                   38,383                39,610
                                                                      ----------            ----------
      Total current assets                                               480,252               531,477
Property, plant and equipment, net                                       128,310               124,566
Other assets:
  Net assets held for sale                                                    --                37,908
  Goodwill, net                                                          435,853               435,478
  Other intangible assets, net                                           172,901               195,093
  Deferred debt issuance costs, net                                       24,446                25,908
  Other assets, net                                                       25,355                32,549
                                                                      ----------            ----------
                                                                      $1,267,117            $1,382,979
                                                                      ==========            ==========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                                      $    2,520            $   10,919
   Current portion of long-term debt                                      25,175                22,248
   Accounts payable                                                       93,437               112,155
   Accrued expenses:
      Compensation and benefits                                           44,058                71,836
      Deferred revenue                                                    41,669                47,743
      Taxes other than income taxes                                       13,267                14,112
      Other                                                               68,720                60,191
   Accrued income taxes                                                   36,695                 7,616
                                                                      ----------            ----------
         Total current liabilities                                       325,541               346,820
Long-term debt                                                         1,071,339             1,056,383
Deferred income taxes                                                     31,804                 2,915
Deferred compensation                                                     61,648                57,838
Stockholders' deficit:
   Common stock                                                            1,921                 1,910
   Additional paid-in capital                                            796,411               801,080
   Accumulated deficit                                                  (949,417)             (795,746)
   Unearned compensation                                                 (71,630)              (90,986)
   Other comprehensive income (loss)                                        (500)                2,765
                                                                      ----------            ----------
    Total Stockholders' deficit                                         (223,215)              (80,977)
                                                                      ----------            ----------
                                                                      $1,267,117            $1,382,979
                                                                      ==========            ==========

---------------------
See notes to consolidated financial statements.

                               ACTERNA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                            2001                    2000
                                                                                         ----------              ----------
                                                                                                   (In thousands)
Operating activities:
   Net loss                                                                              $ (153,671)             $ (132,783)
   Adjustments for non-cash items included in net loss:
      Depreciation                                                                           17,758                  11,964
      Amortization of intangibles                                                            22,151                  49,309
      Amortization of inventory step-up                                                          --                  35,188
      Amortization of unearned compensation                                                  12,067                   8,564
      Amortization of deferred debt issuance costs                                            2,662                   2,048
      Writeoff of deferred debt issuance costs                                                   --                  10,019
      Purchased incomplete technology                                                            --                  56,000
      Recapitalization and other related costs                                                   --                   9,194
      Deferred tax provision                                                                 71,141
      Tax benefit from stock option exercises                                                   994
      Loss from discontinued operations                                                      10,039                      --
      Impairment of net assets held for sale                                                 17,918
      Other                                                                                   2,899                  14,579
   Change in operating assets and liabilities                                                 3,204                (114,389)
                                                                                         ----------              ----------
   Net cash flows provided by (used in) operating
    activities                                                                                7,162                 (50,307)

Investing activities:
   Purchases of property and equipment                                                      (24,749)                (13,320)
   Proceeds from sale of business                                                               800                   3,500
   Businesses acquired in purchase transaction, net of
    cash acquired and non-cash issuance of common stock                                      (1,495)               (402,149)
   Other                                                                                     (2,201)                   (642)
                                                                                         ----------              ----------
Net cash flows used in investing activities                                                 (27,645)               (412,611)

Financing activities:
   Net borrowings of debt                                                                     7,140                 308,921
   Repayment of capital lease obligations                                                       (64)                    (11)
   Capitalized debt issuance costs                                                               --                 (18,519)
   Proceeds from issuance of common stock, net of
    expenses                                                                                  1,759                 198,241
                                                                                         ----------              ----------
Net cash flows provided by financing activities                                               8,835                 488,632
Effect of exchange rate change on cash                                                           42                 (10,718)
                                                                                         ----------              ----------
Increase (decrease) in cash and cash equivalents                                            (11,606)                 14,996
Cash and cash equivalents at beginning of year                                               63,054                  33,839
                                                                                         ----------              ----------
Cash and cash equivalents at end of period                                               $   51,448              $   48,835
                                                                                         ==========              ==========

---------------------
See notes to consolidated financial statements.

                               ACTERNA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    FORMATION, BACKGROUND AND RECLASSIFICATION OF FINANCIAL STATEMENT
      PRESENTATION

      Acterna Corporation was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in two business segments: communications test and industrial computing and communications. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment.

      The Company previously reported the industrial computing and communications segment as discontinued operations. This segment is comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary (see Note O. Subsequent Event - Sale of ICS Advent), but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix. The Balance Sheets reflect the assets and liabilities of Itronix; the net assets of ICS Advent are classified as net assets held for sale for all periods presented. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

      The communications test business develops, manufacturers and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services.

      The industrial computing and communications segment provides computer products to the ruggedized computer market. ICS Advent sells computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers.

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

B.    RECENT DEVELOPMENTS AND LIQUIDITY

      The current global economic downturn has further impacted a previously existing downturn in the Company's communications test segment and in its other businesses. The Company is experiencing diminished product demand, excess manufacturing capacity and erosion of average selling prices.

      In response to this decline in product demand, the Company has begun to implement cost reduction programs aimed at aligning the Company's ongoing operating costs with its expected revenues. Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues, be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

      As of September 30, 2001, the Company was in compliance with the covenants under its senior secured credit facility. The Company plans to work with the lenders under the senior secured credit facility to modify the covenants in order to maintain compliance with the senior secured credit agreement. However, unless the Company obtains modifications to the credit agreement, the Company likely will violate certain financial covenants as of the end of its third fiscal quarter.

      The Company's cash requirements for debt service and ongoing operations are substantial. Unless market conditions improve or the Company obtains additional debt or equity financing, the Company cannot make any assurance that its cash on hand, funds generated by ongoing operations and funds available under its senior secured credit facility will be sufficient to meet its cash needs over the next twelve-month period.

      The Company plans to work with its senior lenders to modify its credit agreement and with potential financing sources to obtain additional debt or equity financing. The Company cannot provide any assurance that it will be able to reach agreement with its lenders to modify its financial covenants or with any financing source to obtain additional debt or equity financing on terms acceptable to the Company. Even if the Company obtains additional financing, the Company's future operating performance and ability to repay, extend or refinance the senior secured credit facility (including the revolving credit facility) or any new borrowings and to service or refinance the senior subordinated notes will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control. These and other risks associated with the Company's business are described in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

      Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amount and classification of liabilities or any adjustments that might be necessary as a result of the uncertainties noted above.

C.    CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the unaudited consolidated balance sheet at September 30, 2001, and the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows for the interim periods ended September 30, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent Form 10-K as of March 31, 2001.

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

D.    NEW PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective April 1, 2001.

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

E.    INCOME TAXES

      During the quarter ended September 30, 2001 the Company recorded a valuation allowance of approximately $71 million against all of its U.S. net deferred tax assets. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the telecommunications test equipment sector, the Company has incurred significant and previously unanticipated financial accounting and taxable losses in the U.S. for the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue for the remainder of this fiscal year and into the next fiscal year. These cumulative losses, together with the Company's prior fiscal financial accounting and taxable losses in the U.S., resulted in management's decision in the current period that it is more likely than not that all of its U.S. deferred tax assets will not be realized.

      The Company will continue to provide a valuation allowance against all of its U.S. net deferred tax assets until it returns to an appropriate level of financial accounting and taxable income in the U.S. The ultimate realization of these deferred tax assets depends upon the Company's ability to generate sufficient future taxable income in the U.S. If the Company is successful in generating sufficient future taxable income in the U.S., the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

F.    ACQUIRED INTANGIBLE ASSETS

                                                                     As of September 30, 2001

                                                               Gross Carrying          Accumulated
                                                                   Amount              Amortization
                                                               ---------------         ------------
                                                                          (In thousands)
Amortized intangible assets:
   Core technology                                               $ 236,415              $  65,213
   Other intangible assets                                          17,733                 16,034
                                                                 ---------              ---------
Total                                                            $ 254,148              $  81,247
                                                                 =========              =========

Aggregate amortization expense:
 For the six months ended September 30, 2001                     $  22,151

Estimated amortization expense:
  For the year ended March 31, 2002                                 42,004
  For the year ended March 31, 2003                                 38,704
  For the year ended March 31, 2004                                 36,137
  For the year ended March 31, 2005                                 35,327
  For the year ended March 31, 2006                                 35,327

      All intangible assets are amortized on a straight line basis over a weighted average of 5 years. Core technology is amortized over a weighted average of 6 years and all other intangible assets are amortized on a weighted average of 2 years.

G.    GOODWILL

      The changes in the carrying amount of goodwill during the six months ended September 30, 2001 are as follows:

                                                               Reporting Units
                                    ---------------------------------------------------------------------
                                    Communications
                                         Test          Itronix        Airshow      da Vinci        Total
                                    --------------    --------        -------      --------      --------
                                                                  (in thousands)
Balance as of April 1, 2001            $377,187       $ 34,036        $19,039       $5,216       $435,478

Goodwill adjustments                      2,616         (2,241)            --           --            375
                                       --------       --------        -------       ------       --------
Balance as of September 30, 2001       $379,803       $ 31,795        $19,039       $5,216       $435,853
                                       ========       ========        =======       ======       ========

      The goodwill adjustments in the communications test reporting unit resulted primarily from final adjustments to the purchase price allocation for the Wavetek Wandel Goltermann merger (See Note K. Acquisitions) and to the deferred tax adjustment in respect to reclassifying certain intangible assets as goodwill on adoption of FAS 142. The goodwill adjustment for the Itronix reporting unit is related to the disposition of a small subsidiary of Itronix during the second quarter of fiscal 2002.

H.    GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of FAS 142

                                                     Three Months Ended   Six Months Ended
                                                        September 30,       September 30,
                                                            2000                2000
                                                            ----                ----
Net loss from continuing operations before
 extraordinary item                                       $(52,248)          $(127,826)
Add back goodwill amortization                              14,333              28,656
Add back other intangible amortization                         875               1,816
                                                          --------           ---------
Adjusted net loss from continuing operations
 operations before extraordinary item                      (37,040)            (97,354)
                                                          ========           =========
Basic and diluted loss per share:
Reported net loss from continuing before operations
 extraordinary item                                       $   (.28)          $    (.72)
Goodwill amortization                                          .08                 .16
Other intangible amortization                                   --                 .01
                                                          --------           ---------
Adjusted basic and diluted loss per share
 from continuing operations before
 extraordinary item                                       $   (.20)          $    (.55)
                                                          ========           =========

      The Company completed its transitional impairment test of goodwill for all reporting units required under FAS 142 and determined that goodwill is not currently impaired.

I.    DISCONTINUED OPERATIONS

      In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. In October 2001, the Company divested its ICS Advent subsidiary (see Note O. Subsequent Event - Sale of ICS Advent), but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. Management had previously expected that proceeds on disposal of both businesses comprising the segment would exceed net assets, including operating losses incurred subsequent to May 2000, and accordingly these operating losses were deferred.

      The net operating losses for ICS Advent and Itronix included in continuing operations for the three and six months ended September 30, 2000 have been offset by an equal net income amount presented on the discontinued operations line within the Statement of Operations. Therefore, the net loss in total for the Company as previously reported for these periods did not change. The charge reported as discontinued operations for the three months ended September 30, 2001 represents the cumulative net operating losses previously deferred from April 1, 2000 to June 30, 2001 for ICS Advent and Itronix.

      The balance sheets at September 30, 2001 and March 31, 2001 reflect the assets and liabilities of Itronix and the net assets of ICS Advent are classified as net assets held for sale.

      The Statements of Cash Flows were not reclassified as these statements were not previously presented on a discontinued basis.

J.    RESTRUCTURING

      Due to the downturn in the Company's communications test segment and its other businesses, the Company announced on August 1, 2001 a comprehensive cost reduction program that includes the reduction of (1) approximately 8% of the Company-wide workforce, impacting approximately 400 jobs worldwide;
      (2) outside contractors and consultants; (3) operating expenses; and (4) manufacturing costs through procurement programs to lower materials costs. As a result of these measures, the Company recorded a charge of $8 million relating primarily to severance during the three months ended September 30, 2001. During the second quarter of fiscal 2002, the Company terminated 328 employees and paid approximately $1.9 million in severance and other related costs. At September 30, 2001, approximately $6.0 million is left to be paid for this restructuring during the third quarter of fiscal 2002.

K.    ACQUISITIONS

      Wavetek Wandel Goltermann, Inc.

      On May 23, 2000, a subsidiary of the Company merged with Wavetek Wandel Goltermann, Inc. ("WWG"), pursuant to which WWG became an indirect, wholly owned subsidiary of the Company (the "WWG Merger") for a purchase price of $402.0 million.

      Superior Electronics Group, Inc., doing business as Cheetah Technologies

      On August 23, 2000 the Company acquired Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah") for a purchase price of $171.5 million.

      Pro Forma Financial Information

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company for the six months ended September 30, 2000 as if the acquisitions had occurred at the beginning of the fiscal year presented, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effect. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

                                                             Six Months Ended
                                                            September 30, 2000
                                                            ------------------
                                                           (In thousands, except
                                                              per share data)
      Revenue                                                    $ 701,556
      Net loss from continuing operations before
       extraordinary item                                         (159,243)
      Loss per share from continuing operations before
       extraordinary item:
        Basic and diluted                                        $   (0.84)
      Weighted average shares:
        Basic and diluted                                          189,003

      Other Acquisitions and Divestitures

      In the normal course of business, the Company has acquired and sold small companies, that, in the aggregate, do not have a material impact on the financial results of the Company for the periods presented.

L.    EXTRAORDINARY ITEM

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

M.    LOSS PER SHARE

      Loss per share is calculated as follows:

                                                                    Three Months Ended               Six Months Ended
                                                                       September 30,                   September 30,
                                                                    2001            2000            2001           2000
                                                                 ---------       ---------       ---------      ---------
                                                                           (In thousands, except per share data)
Net loss:
  Continuing operations                                          $(136,431)      $ (52,248)      $(143,632)     $(127,826)
  Discontinued operations                                          (11,090)          1,859         (10,039)         5,702
  Extraordinary item                                                    --              --              --        (10,659)
                                                                 ---------       ---------       ---------      ---------
Net loss                                                         $(147,521)      $ (50,389)      $(153,671)     $(132,783)
                                                                 =========       =========       =========      =========
BASIC AND DILUTED:

Common stock outstanding, beginning of period                      191,450         187,304         190,953        122,527
Weighted average common stock issued during
 the period                                                            439           1,699             585         46,441
Bonus element adjustment related to rights offering                     --              --              --          8,311
                                                                 ---------       ---------       ---------      ---------
Weighted average common stock outstanding,
 end of period                                                     191,889         189,003         191,538        177,279
                                                                 =========       =========       =========      =========
Loss per common share:
  Continuing operations                                          $   (0.71)      $   (0.28)      $   (0.75)     $   (0.72)
  Discontinued operations                                            (0.06)           0.01           (0.05)          0.03
  Extraordinary item                                                    --              --              --          (0.06)
                                                                 ---------       ---------       ---------      ---------
Net loss per common share                                        $   (0.77)      $   (0.27)      $   (0.80)     $   (0.75)
                                                                 =========       =========       =========      =========

      During the first six months of fiscal 2002 and 2001, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents of 1.5 million and 15.4 million, respectively, as the Company incurred a net loss. The inclusion of the common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding as inclusion would have an antidilutive effect on net loss per common share.

N.    SEGMENT INFORMATION

      Sales, earnings before interest, taxes and amortization ("EBITA") and total assets for the six months ended September 2001 and 2000 are shown below:

                                                           Three Months Ended                   Six Months Ended
                                                              September 30,                       September 30,
                                                          2001              2000              2001              2000
                                                       ----------        ----------        ----------        ----------
                                                                                (In thousands)
Communications test segment:
  Sales                                                $  243,875        $  276,787        $  520,458        $  457,856
  EBITA                                                $   14,306        $   35,456        $   49,230        $   59,290
  Total assets                                         $1,045,484        $1,132,008        $1,045,484        $1,132,008

Industrial computing and communications segment:
  Sales                                                    47,796            43,077           102,146            89,592
  EBITA                                                    (1,167)           (1,630)           (1,719)           (3,618)
  Total assets                                            102,572           118,991           102,572           118,991

Other subsidiaries:
  Sales                                                    23,141            28,423            48,808            55,525
  EBITA                                                     3,468             6,966             8,505            12,494
  Total assets                                             55,544            54,644            55,544            54,644

Corporate:
  Loss before interest and taxes                           (2,758)           (1,495)           (4,207)           (3,060)
  Total assets                                             84,343            76,003            84,343            76,003

Total company:
  Sales                                                $  314,812        $  348,287        $  671,412        $  602,973
  EBITA                                                $   13,849        $   39,297        $   51,809        $   65,106
  Total assets                                         $1,287,943        $1,381,646        $1,287,943        $1,381,646

The following are excluded from the calculation of EBITA:

Amortization of inventory step up                      $       --        $   26,438        $       --        $   35,188
Purchased incomplete technology                                --             6,000                --            56,000
Amortization of unearned
 compensation                                               5,402             6,296            12,067             8,564
Restructuring                                               7,897                --            12,612                --
Recapitalization and other
 related costs                                                 --                --                --             9,194
Impairment of assets held for sale                         17,918                --            17,918                --
One-time and other special charges                            485               165               485             1,018
                                                       ----------        ----------        ----------        ----------
   Total excluded items                                $   31,702        $   38,899        $   43,082        $  109,964
                                                       ==========        ==========        ==========        ==========

O.    SUBSEQUENT EVENT - SALE OF ICS ADVENT

      On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash proceeds. The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received less expenses related to the sale, which resulted in an impairment charge of $15 million in the Statement of Operations. The net assets held for sale on the balance sheet at September 30, 2001 reflects the cash to be received less expenses relating to the sale.

P. SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

      In connection with the Company's recapitalization and related transactions, Acterna LLC became the primary obligor with respect to indebtedness of Acterna Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes").

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

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Six Months Ended September 30, 2001
                                   (Unaudited)

                                           Acterna          Acterna       Non-Guarantor                         Total
                                             Corp             LLC         Subsidiaries      Elimination      Consolidated
                                          ---------        ---------      -------------     -----------      ------------
                                                                         (In thousands)
Net sales                                 $      --        $ 164,823        $ 506,589        $      --        $ 671,412
Cost of sales                                    --           69,089          229,135               --          298,224
                                          ---------        ---------        ---------        ---------        ---------
Gross margin                                     --           95,734          277,454               --          373,188

Selling, general and administrative
 expense                                         --          114,277          132,819               --          247,096
Product development expense                      --           24,990           61,281               --           86,271
Impairment of assets held for sale               --               --           17,918               --           17,918
Restructuring                                    --            5,928            1,969               --            7,897
Amortization of intangibles                      --              253           21,898               --           22,151
                                          ---------        ---------        ---------        ---------        ---------
   Totaling operating expense                    --          145,448          235,885               --          381,333
                                          ---------        ---------        ---------        ---------        ---------
   Operating income (loss)                       --          (49,714)          41,569               --           (8,145)

Interest expense                                 --          (44,634)          (6,342)              --          (50,976)
Interest income                                  --              249            1,131               --            1,380
Other expense                                    --             (213)          (5,066)              --           (5,279)
                                          ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
 operations before income taxes                  --          (94,312)          31,292               --          (63,020)

Provision for income taxes                       --           53,431           27,181               --           80,612
                                          ---------        ---------        ---------        ---------        ---------
Net income (loss) from continuing

 operations                                      --         (147,743)           4,111               --         (143,632)

Loss from discontinued operations                --               --          (10,039)              --          (10,039)

Equity income (loss)                       (153,671)          (5,928)              --          159,599               --
                                          ---------        ---------        ---------        ---------        ---------
Net income (loss)                         $(153,671)       $(153,671)       $  (5,928)       $ 159,599        $(153,671)
                                          =========        =========        =========        =========        =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Six Months Ended September 30, 2000
                                   (Unaudited)

                                                   Acterna          Acterna       Non-Guarantor                      Total
                                                     Corp             LLC         Subsidiaries      Elimination   Consolidated
                                                  ---------        ---------      -------------     -----------   ------------
                                                                                 (In thousands)
Net sales                                         $      --        $ 205,443        $ 397,530        $     --       $ 602,973
Cost of sales                                            --           70,435          221,923              --         292,358
                                                  ---------        ---------        ---------        --------       ---------
Gross profit                                             --          135,008          175,607              --         310,615

Selling, general and administrative expense              --           99,791          113,307              --         213,098
Product development expense                              --           25,335           48,766              --          74,101
Recapitalization and other related costs                 --            9,194               --              --           9,194
Purchased incomplete technology                          --           56,000               --              --          56,000
Amortization of intangibles                              --              824           48,485              --          49,309
                                                  ---------        ---------        ---------        --------       ---------
   Total operating expense                               --          191,144          210,558              --         401,702
                                                  ---------        ---------        ---------        --------       ---------
   Operating loss                                        --          (56,136)         (34,951)             --         (91,087)

Interest expense                                         --          (41,007)          (4,855)             --         (45,862)
Interest income                                          --              927              869              --           1,796
Other income (expense)                                   --              180           (3,260)             --          (3,080)
                                                  ---------        ---------        ---------        --------       ---------
Loss from continuing operations before
 income taxes and extraordinary item                     --          (96,036)         (42,197)             --        (138,233)

Provision (benefit) for income taxes                     --          (19,795)           9,388              --         (10,407)
                                                  ---------        ---------        ---------        --------       ---------
Net loss from continuing operations before
 extraordinary item                                      --          (76,241)         (51,585)             --        (127,826)

Income from discontinued operations                      --               --            5,702              --           5,702

Equity income (loss)                               (132,783)         (45,883)              --         178,666              --

Extraordinary item                                       --          (10,659)              --              --         (10,659)
                                                  ---------        ---------        ---------        --------       ---------
Net income (loss)                                 $(132,783)       $(132,783)       $ (45,883)       $178,666       $(132,783)
                                                  =========        =========        =========        ========       =========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                             Acterna          Acterna       Non-Guarantor                            Total
                 ASSETS                        Corp             LLC         Subsidiaries       Elimination       Consolidated
                                            ---------        ---------      -------------      -----------       ------------
                                                                           (In thousands)
Current assets:
   Cash and cash equivalents                $      --        $  19,309        $  32,139        $        --        $    51,448
   Accounts receivable, net                        --           73,129          116,935                 --            190,064
   Inventory                                       --           38,123          126,266                 --            164,389
   Net assets held for sale                        --               --           19,052                 --             19,052
   Other current assets                            --           29,161           26,138                 --             55,299
                                            ---------        ---------        ---------        -----------        -----------
      Total current assets                         --          159,722          320,530                 --            480,252

Property and equipment, net                        --           29,625           98,685                 --            128,310
Investments in and advances to
  consolidated subsidiaries                  (145,074)         293,291         (582,225)           434,008                 --
Goodwill                                           --              612          435,241                 --            435,853
Intangible assets, net                             --              701          172,200                 --            172,901
Other                                              --           24,446           25,355                 --             49,801
                                            ---------        ---------        ---------        -----------        -----------
                                            $(145,074)       $ 508,397        $ 469,786        $   434,008        $ 1,267,117
                                            =========        =========        =========        ===========        ===========
        LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
    of long-term debt                              --        $  19,500        $   8,195                 --        $    27,695
   Accounts payable                                --           25,851           67,586                 --             93,437
   Accrued expenses                                --           69,533          134,876                 --            204,409
                                            ---------        ---------        ---------        -----------        -----------
      Total current liabilities                    --          114,884          210,657                 --            325,541

Long-term debt                                     --          954,500          116,839                 --          1,071,339
Deferred income taxes                              --               --           31,804                 --             31,804
Deferred compensation                              --           11,131           50,517                 --             61,648
Stockholders' equity (deficit):
   Common stock                                 1,921            1,221           17,595            (18,816)             1,921
   Additional paid-in capital                 796,411          418,845          171,408           (590,253)           796,411
   Accumulated earnings (deficit)            (943,406)        (919,624)        (129,464)         1,043,077           (949,417)
   Unearned compensation                           --          (71,630)              --                 --            (71,630)
   Other comprehensive income (loss)               --             (930)             430                 --               (500)
                                            ---------        ---------        ---------        -----------        -----------
      Total stockholders' equity
        (deficit)                            (145,074)        (572,118)          59,969            434,008           (223,215)
                                            ---------        ---------        ---------        -----------        -----------
                                            $(145,074)       $ 508,397        $ 469,786        $   434,008        $ 1,267,117
                                            =========        =========        =========        ===========        ===========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (Unadudited)

                                                    Acterna          Acterna       Non-Guarantor                          Total
                 ASSETS                               Corp             LLC         Subsidiaries      Elimination       Consolidated
                                                   ---------        ---------      -------------     -----------       ------------
                                                                                  (In thousands)
Current assets:
   Cash and cash equivalents                       $      --        $  22,179        $  40,875        $      --        $    63,054
   Accounts receivable, net                               --           67,637          165,734               --            233,371
   Inventory                                              --           28,053          129,428               --            157,481
   Other current assets                                   --           38,799           38,772               --             77,571
                                                   ---------        ---------        ---------        ---------        -----------
      Total current assets                                --          156,668          374,809               --            531,477

Property and equipment, net                               --           26,641           97,925               --            124,566
Investments in and advances to
  consolidated subsidiaries                           13,255          259,637         (547,301)         274,409                 --
Goodwill                                                  --               --          435,478               --            435,478
Intangible assets, net                                    --               --          195,093               --            195,093
Net assets held for sale                                  --               --           37,908               --             37,908
Other                                                     --           28,166           30,291               --             58,457
                                                   ---------        ---------        ---------        ---------        -----------
                                                   $  13,255        $ 471,112        $ 624,203        $ 274,409        $ 1,382,979
                                                   =========        =========        =========        =========        ===========
      LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of debt       $      --        $  16,000        $  17,167        $      --        $    33,167
   Accounts payable                                       --           31,623           80,532               --            112,155
   Accrued expenses                                       --           53,331          148,167               --            201,498
                                                   ---------        ---------        ---------        ---------        -----------
      Total current liabilities                           --          100,954          245,866               --            346,820

Long-term debt                                            --          875,100          181,283               --          1,056,383
Deferred income taxes                                     --          (77,765)          80,680               --              2,915
Deferred compensation                                     --           10,624           47,214               --             57,838
Stockholders' equity (deficit):
   Common stock                                        1,910            1,221           17,595          (18,816)             1,910
   Additional paid-in capital                        801,080          418,845          171,408         (590,253)           801,080
   Accumulated equity (deficit)                     (789,735)        (765,953)        (123,536)         883,478           (795,746)
   Unearned compensation                                  --          (90,986)              --               --            (90,986)
   Other comprehensive income (loss)                      --             (928)           3,693               --              2,765
                                                   ---------        ---------        ---------        ---------        -----------
      Total stockholders' equity (deficit)            13,255         (437,801)          69,160          274,409            (80,977)
                                                   ---------        ---------        ---------        ---------        -----------
                                                   $  13,255        $ 471,112        $ 624,203        $ 274,409        $ 1,382,979
                                                   =========        =========        =========        =========        ===========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Six Months Ended September 30, 2001
                                   (Unaudited)

                                                         Acterna         Acterna       Non-Guarantor                       Total
                                                           Corp            LLC         Subsidiaries      Elimination    Consolidated
                                                        ---------       ---------      -------------     -----------    ------------
                                                                                      (In thousands)
Operating activities:
   Net income (loss) from operations                    $(153,671)      $(153,671)       $  (5,928)       $ 159,599      $(153,671)
   Adjustment for noncash items included
    in net income (loss):
      Depreciation                                             --          13,418            4,340               --         17,758
      Amortization of intangibles                              --             252           21,899               --         22,151
      Amortization of unearned compensation                    --           6,159            5,908               --         12,067
      Amortization of deferred debt
       issuance costs                                          --           2,662               --               --          2,662
      Deferred tax provision                                   --          71,141               --               --         71,141
      Tax benefit from stock option exercise                   --             994               --               --            994
      Loss from discontinued operations                        --              --           10,039               --         10,039
      Impairment of net assets held for sale                   --              --           17,918               --         17,918
      Other                                                    --           2,047              852               --          2,899
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                         --         (17,099)          20,303               --          3,204
   Changes in intercompany                                153,671         108,536         (102,608)        (159,599)            --
                                                        ---------       ---------        ---------        ---------      ---------
   Net cash flows provided by (used in) operating
    activities                                                 --          34,439          (27,277)              --          7,162

Investing activities:
   Purchases of property and equipment                         --         (21,502)          (3,247)              --        (24,749)
   Proceeds from sale of businesses                            --              --              800               --            800
   Businesses acquired in purchase transaction,
    net of cash acquired and non-cash issuance of
    common stock                                               --              --           (1,495)              --         (1,495)
   Other                                                       --              --           (2,201)              --         (2,201)
                                                        ---------       ---------        ---------        ---------      ---------
   Net cash flows provided by investing
    activities                                                 --         (21,502)          (6,143)              --        (27,645)

Financing activities:
   Net borrowing (repayment) of debt                           --         (18,000)          25,140               --          7,140
   Repayment of capital lease obligations                      --              --              (64)              --            (64)
   Proceeds from issuance of common stock, net of
    expenses                                                   --           1,759               --               --          1,759
                                                        ---------       ---------        ---------        ---------      ---------
   Net cash flows (used in) provided by
    financing activities                                       --         (16,241)          25,076               --          8,835

Effect of exchange rate on cash                                --             434             (392)              --             42
                                                        ---------       ---------        ---------        ---------      ---------
Decrease in cash and cash equivalents                          --          (2,870)          (8,736)              --        (11,606)
Cash and cash equivalents at beginning of year                 --          22,179           40,875               --         63,054
                                                        ---------       ---------        ---------        ---------      ---------
Cash and cash equivalents at end of period              $      --       $  19,309        $  32,139        $      --      $  51,448
                                                        =========       =========        =========        =========      =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Six Months Ended September 30, 2000
                                   (Unaudited)

                                                          Acterna         Acterna      Non-Guarantor                       Total
                                                            Corp            LLC         Subsidiaries    Elimination     Consolidated
                                                         ---------       ---------     -------------    -----------     ------------
                                                                                       (In thousands)
Operating activities:
   Net income (loss) from operations                     $(132,783)      $(132,783)       $(45,883)      $ 178,666       $(132,783)
   Adjustment for noncash items included
     in net income (loss):
      Depreciation                                              --           3,650           8,314              --          11,964
      Amortization of intangibles                               --             824          48,485              --          49,309
      Amortization of inventory step-up                         --              --          35,188              --          35,188
      Amortization of unearned compensation                     --           7,409           1,155              --           8,564
      Amortization of deferred debt issuance costs              --           2,048              --              --           2,048
      Write off of deferred debt issuance cost                  --          10,019              --              --          10,019
      Purchased incomplete technology                           --              --          56,000              --          56,000
      Recapitalization and other related costs                  --           9,194              --              --           9,194
      Other                                                     --          14,579              --              --          14,579
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                          --         (46,418)        (67,971)             --        (114,389)
   Changes in intercompany                                 132,783          48,792          (2,909)       (178,666)             --
                                                         ---------       ---------        --------       ---------       ---------
   Net cash flows provided by (used in) operating
    activities                                                  --         (82,686)         32,379              --         (50,307)

Investing activities:
   Purchases of property and equipment                          --          (5,514)         (7,806)             --         (13,320)
   Proceeds from sale of business                               --           3,500              --              --           3,500
   Businesses acquired in purchase transactions,
      net of cash acquired and non-cash items                   --        (402,149)             --              --        (402,149)
   Other                                                        --          (1,843)          1,201              --            (642)
                                                         ---------       ---------        --------       ---------       ---------
   Net cash flows used in investing activities                  --        (406,006)         (6,605)             --        (412,611)

Financing activities:
   Net borrowings of debt                                       --         308,921              --              --         308,921
   Repayment of capital lease obligations                       --              --             (11)             --             (11)
   Capitalized debt issuance costs                              --         (18,519)             --              --         (18,519)
   Proceeds from issuance of common stock, net of
    expenses                                                    --         198,241              --              --         198,241
                                                         ---------       ---------        --------       ---------       ---------
   Net cash flows provided by (used in)
    financing activities                                        --         488,643             (11)             --         488,632

Effect of exchange rate on cash                                 --         (10,718)             --              --         (10,718)
                                                         ---------       ---------        --------       ---------       ---------
Increase (decrease) in cash and cash equivalents                --         (10,767)         25,763              --          14,996
Cash and cash equivalents at beginning of year                  --          19,360          14,479              --          33,839
                                                         ---------       ---------        --------       ---------       ---------
Cash and cash equivalents at end of period               $      --       $   8,593        $ 40,242       $      --       $  48,835
                                                         =========       =========        ========       =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's most recent Form 10-K as of March 31, 2001 and below.

OVERVIEW

The Company is managed in two business segments: communications test and industrial computing and communications. The Company also has other subsidiaries that, in the aggregate, are not reportable as a segment.

The Company previously reported the industrial computing and communications segment as discontinued operations. This segment is comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary and decided to retain Itronix based on current market conditions. This decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix. The balance sheet reflects the assets and liabilities of Itronix, and the net assets of ICS Advent are classified as net assets held for sale.

On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in proceeds. The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received less expenses relating to the sale, which resulted in an impairment charge of $15 million in the Statement of Operations. The net assets held for sale on the balance sheet at September 30, 2001 reflects the cash to be received less expenses relating to the sale.

The current global economic downturn has further impacted a previously existing downturn in the Company's communications test segment as well as its other businesses. As in past downturns, the Company is experiencing diminished product demand, excess manufacturing capacity and erosion of average selling prices. In the second quarter of the current fiscal year, the Company's bookings dropped to approximately $201.7 million from approximately $279.2 million in the first quarter and from approximately $384.5 million in the second quarter of last year. At present, the Company cannot predict the duration or severity of this downturn, but based on the historical correlation between the Company's bookings and its revenue, the Company expects third quarter revenue in its communications test segment to be down substantially as compared with the same period last year.

In response to the decline in the Company's bookings the Company has begun to implement cost reduction programs aimed at aligning the Company's ongoing operating costs with its expected revenues. Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues, be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

On August 1, 2001 the Company announced a comprehensive cost reduction program that includes a reduction of: (1) approximately 8% of the Company-wide work force, impacting approximately 400 jobs worldwide; (2) outside contractors and consultants; (3) operating expenses; and (4) manufacturing costs through procurement programs to lower materials costs. The Company expects these steps to result in annualized cost savings in excess of $50 million, which will be substantially realized beginning in the third quarter of fiscal 2002 and fully realized by the fourth quarter. As a result of these measures, the Company recorded a charge of $8 million in the second quarter of fiscal 2002. During the second quarter of fiscal 2002, the Company terminated 328 employees and paid approximately $1.9 million in severance and other related costs.

On October 30, 2001 the Company announced an expanded cost reduction plan, which includes a reduction of 500 positions or 9% of its total workforce, excluding ICS Advent. The Company will also consolidate some of its development and marketing offices, institute a reduced workweek at selected manufacturing locations and reduce capital expenditures. These measures, which are in addition to the cost reductions announced in August 2001, are expected to yield annualized savings of $115 to $125 million, and to reduce the quarterly operating expense runrate to approximately $130 million as the company ends its fiscal year. This cost reduction program is expected to result in a restructuring charge of $15 to $17 million in the third quarter of fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141") "Business Combinations" and Number 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS Number 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS Number 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS Number 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS Number 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective April 1, 2001.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2000 on a Consolidated Basis

Net sales. For the three months ended September 30, 2001, consolidated net sales decreased $33.5 million to $314.8 million as compared to $348.3 million for the three months ended September 30, 2000. The decrease is primarily attributable to reduced demand for the Company's communications tests products partially offset by an increase in sales at Itronix.

Gross profit. Consolidated gross profit decreased $6.0 million to $171.8 million or 54.6% of consolidated net sales for the three months ended September 30, 2001 as compared to $177.8 million or 51.0% of consolidated net sales for the three months ended September 30, 2000. Excluding the $26.4 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah during the second quarter of the previous year, consolidated gross profit was 58.6% of consolidated net sales. The decrease in gross margin as a percent of sales was related to the sale of products with lower gross margins as well as lower prices as the Company experienced pressure from its customers to reduce selling prices.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; impairment of net assets held for sale; restructuring; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $196.6 million or 62.4% of consolidated net sales for the three months ended September 30, 2001, as compared to $209.4 million or 60.1% of consolidated net sales for the three months ended September 30, 2000. Excluding the impact of the $17.9 million impairment charge and the $7.9 million restructuring charge within the second quarter of fiscal 2002, and the $6.0 million writeoff of the purchased incomplete technology during the same period last year, total operating expenses were $170.8 million or 54.2% of consolidated net sales for the three months ended September 30, 2001 as compared to $203.4 million or 58.4% of consolidated sales for the same period last year. The decrease during the current quarter is in part a result of decreased selling expenses due to the decline in revenues and bookings in the communications test segment. The decrease is also attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill.

Included in both cost of sales ($0.4 million and $1.9 million) and operating expenses ($5.1 million and $3.9 million) (for the three months ending September 30, 2001 and 2000, respectively,) is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The Company discontinued the practice of issuing stock options at grant prices lower than fair-market value during fiscal 2001. Therefore, the Company has not incurred any additional charges for unearned compensation during fiscal 2002.

Selling, general and administrative expense was $117.8 million or 37.4% of consolidated sales for the three months ended September 30, 2001, as compared to $127.5 million or 36.6% of consolidated net sales for the three months ended September 30, 2000. The dollar decrease is primarily attributable to decreased selling expenses as a result of decline in revenue and bookings in the communications test segment.

Product development expense was $42.6 million or 13.5% of consolidated net sales for the three months ended September 30, 2001 as compared to $42.6 million or 12.2% of consolidated sales for the same period a year ago.

The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received upon the sale of ICS Advent less transaction-related expenses, which resulted in an impairment charge of $15 million. ICS Advent was sold on October 31, 2001. In addition, the Company recorded a charge of $2.9 million relating to the disposition of a small subsidiary of Itronix.

Amortization of intangibles was $10.4 million for the three months ended September 30, 2001, as compared to $33.3 million for the same period a year ago. The decrease was primarily attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill.

Interest. Interest expense, net of interest income, was $23.8 million for the three months ended September 30, 2001 as compared to $26.0 million for the same period a year ago. The decrease in interest expense was primarily attributable to lower interest rates on borrowings during the second quarter of fiscal 2002 as compared to the same period last year. The Company's weighted average interest rate was approximately 8.0% for the second quarter of fiscal 2002 as compared to approximately 9.64% for the same period last year.

Taxes. The effective tax rate for the three months ended September 30, 2001 is not meaningful due to the provision of a $71 million valuation allowance against the Company's U.S. net deferred tax assets that was recorded in this period. (See Note E. Income Taxes of the Consolidated Financial Statements for more information.)

Six Months Ended September 30, 2001 as Compared to Six Months Ended September 30, 2000 on a Consolidated Basis

Net sales. For the six months ended September 30, 2001, consolidated net sales increased $68.4 million or 11.4% to $671.4 million as compared to $603.0 million for the six months ended September 30, 2000. The increase in net sales is primarily attributable to a complete six months of revenue of WWG and Cheetah during fiscal 2002 as compared to only four months of WWG and slightly more than one month of revenues for Cheetah for the same period last year. In addition, Itronix's net sales for the six months ended September 30, 2001 increased $23 million from the same period last year primarily as a result of the large backlog at March 31, 2001 for Itronix's new rugged laptop PC which was introduced to the market in December 2000.

Gross profit. Consolidated gross profit increased $62.6 million to $373.2 million or 55.6% of consolidated net sales for the six months ended September 30, 2001 as compared to $310.6 million or 51.5% of consolidated net sales for the six months ended September 30, 2000. Excluding the $35.2 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah during the same period last year, consolidated gross profit was 57.3% of consolidated net sales. The decrease in gross margin as a percent of sales was related to the sale of products with lower gross margins as well as lower prices as the Company experienced pressure from its customers to reduce selling prices.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; impairment of assets held for sale; recapitalization and other related costs; restructuring; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $381.3 million or 56.8% of consolidated net sales for the six months ended September 30, 2001, as compared to $401.7 million or 66.6% of consolidated net sales for the six months ended September 30, 2000. Excluding the impairment of assets held for sale of $17.9 million and the restructuring charge of $7.9 million during the first six months of fiscal 2002 and the writeoff of the purchased incomplete technology of $56.0 million as well as the recapitalization and other related costs of $9.2 million during the same period last year, total operating expenses were $355.5 million or 53.0% of consolidated net sales and $336.5 million or 55.8% of consolidated net sales for the six months ended September 30, 2001 and 2000, respectively. The dollar increase is in part a result of the fact that the expenses of WWG and Cheetah have been incurred by the Company for the full six months of the current fiscal year, whereas in the same period last year the Company's results reflected only four months of WWG-related expenses and slightly more than one month of Cheetah-related expenses. This increase is partially offset by the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill.

Included in both cost of sales ($0.8 million and $2.6 million) and operating expenses ($11.3 million and $6.0 million) (for the six months ending September 30, 2001 and 2000, respectively), is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance).

Selling, general and administrative expense was $247.1 million or 36.8% of consolidated net sales for the six months ended September 30, 2001 as compared to $213.1 million or 35.3% of consolidated net sales for the six months ended September 30, 2000. The percentage increase is in part a result of the fact that the expenses of WWG and Cheetah have been incurred by the Company for the full six months of the current fiscal year, whereas in the same period last year the Company's results reflected only four months of WWG-related expenses and slightly more than one month of Cheetah-related expenses.

Product development expense was $86.3 million or 12.8% of consolidated net sales for the six months ended September 30, 2001 as compared to $74.1 million or 12.3% of consolidated sales for the same period a year ago. The percentage increase is in part a results of the fact that the expenses of WWG and Cheetah have been incurred by the Company for the full six months of the current fiscal year, whereas in the same period last year the Company's results reflected only four months of WWG-related expenses and slightly more than one month of Cheetah-related expenses.

Recapitalization and other related costs were $9.2 million during the six months ending September 30, 2000. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000.

Amortization of intangibles was $22.2 million for the six months ended September 30, 2001, as compared to $49.3 million for the same period a year ago. The decrease was attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill as well as only approximately one month of goodwill amortization related to the WWG Merger during the first three months of fiscal 2001.

Interest. Interest expense, net of interest income, was $49.6 million for the six months ended September 30, 2001 as compared to $44.1 million for the same period a year ago. The increase in interest expense during the current fiscal year was attributable to increased borrowings during the current fiscal year slightly offset by lower borrowing costs as compared to the same period last year.

Taxes. For the six months ended September 30, 2001, the effective tax rate if not meaningful due to the provision of a $71 million valuation allowance against the Company's U.S. net deferred tax assets that was recorded in this period. (See Note E. Income Taxes of the Consolidated Financial Statements for more information.)

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

Segment Disclosure

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes and amortization ("EBITA") which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the two segments the Company operates as well as other subsidiaries which, in the aggregate, are not reportable as a segment.

                                                           Three Months Ended                 Six Months Ended
                                                              September 30,                     September 30,
                     SEGMENT                              2001             2000             2001             2000
                                                       ---------        ---------        ---------        ---------
                                                                              (In thousands)
Communications test segment:
  Bookings                                             $ 153,730        $ 289,634        $ 366,457        $ 472,612
  Net sales                                              243,875          276,787          520,458          457,856
  EBITA                                                   14,306           35,456           49,230           59,290

Industrial computing and communications segment:
  Bookings                                                28,194           66,125           68,152          108,166
  Net sales                                               47,796           43,077          102,146           89,592
  EBITA                                                   (1,167)          (1,630)          (1,719)          (3,618)

Other subsidiaries:
  Bookings                                                19,783           28,741           46,293           54,464
  Net sales                                               23,141           28,423           48,808           55,525
  EBITA                                                    3,468            6,966            8,505           12,494

Three and Six Months Ended September 30, 2001 Compared to Three and Six Months Ended September 30, 2000 - Communications Test Products

Bookings for communications test products decreased to $153.7 million for the three months ended September 30, 2001 as compared to $289.6 million for the same period a year ago. For the six months ended September 30, 2001, bookings for communications test products decreased to $366.5 million as compared to $472.6 million for the same period a year ago. The decrease is a result of the current global economic slowdown and capital spending cutbacks in the communications industry.

Net sales of communications test products were $243.9 million for the three months ended September 30, 2001 as compared to $276.8 million for the same period a year ago. For the six months ended September 30, 2001, net sales of communications test products were $520.5 million as compared to $457.9 million for the six months ended September 30, 2000. The decrease for the current quarter is a result of the reduced bookings level as described above. The increase for the six months of fiscal 2002 as compared to the same period last year is a result of the full six months of operations of WWG and Cheetah in the current fiscal year as compared to only partial results for the same period last year.

EBITA for the communications test products decreased to $14.3 million for the three months ended September 30, 2001 as compared to $35.5 million for the same period a year ago. For the six months ended September 30, 2001, EBITA decreased to $49.2 million as compared to $59.3 million for the same period a year ago. The decrease is primarily a result of the factors described above.

Three and Six Months Ended September 30, 2001 Compared to Three and Six Months Ended September 30, 2000 - Industrial Computing and Communications Products

Bookings for industrial computing and communications products decreased $37.9 to $28.2 million for the three months ended September 30, 2001 as compared to $66.1 million for the same period a year ago. For the six months ended September 30, 2001 bookings for this segment decreased $40.1 million to $68.1 million from $108.2 million for the same period a year ago. The decrease is primarily attributable to customers placing orders in anticipation of a new rugged laptop PC introduced during the first six months ending September 2000. Orders for Itronix's products vary widely because of the relatively small number of potential customers with large field-dash service workforces and the irregularity of timing and size of such customers' orders.

Sales of industrial computing and communications products increased $4.7 to $47.8 million for the three months ended September 30, 2001 as compared to $43.1 million for the same period a year ago. For the six months ended September 30, 2001 sales within this segment increased $12.5 million to $102.1 million as compared to $89.6 million for the same period a year ago. The increase was primarily due to increased shipments of Itronix's new rugged laptop PC which was introduced to the market in December 2000.

EBITA for the industrial computing and communications segment was a loss of $1.2 million for the three months ended September 30, 2001 as compared to a loss of $1.6 million for the same period a year ago. For the six months ended September 30, 2001 EBITA was a loss of $1.7 million as compared to a loss of $3.6 million for the same period a year ago. The increase in sales contributed to a smaller loss before interest, taxes and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger and from the funding of working capital and capital expenditures. As of September 30, 2001, the Company had $1,099.0 million of indebtedness, primarily consisting of $275.0 million principal amount of senior subordinated notes, $794.5 million in borrowings under the Company's senior secured credit facility and $29.5 million under other debt obligations.

Cash Flows. The Company's cash and cash equivalents decreased $11.6 million during the six months ended September 30, 2001.

Working Capital. For the six months ended September 30, 2001, the Company's working capital increased as its operating assets and liabilities provided $3.2 million of cash. Accounts receivable decreased, creating a source of cash of $42.6 million primarily due the decrease in sales. Inventory levels increased, creating a use of cash of $7.2 million primarily due to increased components for optical transport products. Other current assets decreased, creating a source of cash of $1.2 million. Accounts payable decreased, creating a use of cash of $19.1 million primarily as a result of the Company paying accounts payable outstanding at March 31, 2001. Other current liabilities decreased, creating a use of cash of $14.3 million due in part to management incentive payments made during the first quarter of fiscal year 2002 relating to bonuses earned during fiscal 2001.

Investing activities. The Company's investing activities totaled $27.6 million for the six months ended September 30, 2001 due primarily to capital expenditures as a result of the WWG Merger as well as the continuing implementation of a new ERP system.

Financing Activities. The Company's financing activities provided $8.8 million in net cash during the first six months of fiscal 2002, primarily due to additional borrowings of cash under the Company's revolving credit facility.

Short-Term Revolving Credit Facility. On June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility that provides for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs. To date, the Company has not drawn on this facility. Because the facility matures on December 31, 2001, the Company does not expect to borrow under the facility.

Future Financing Sources and Cash Flows. As of September 30, 2001, the Company had $133 million of borrowings and $16.5 million of letters of credit outstanding under its revolving credit facility and $25.5 million of additional availability under the facility. In addition, the Company had $40 million available to it under the short-term credit facility, which expires on December 31, 2001. As of November 6, 2001, the Company had approximately $56 million in cash (including the proceeds from the sale of ICS Advent), $25 million available under its revolving credit facility and $40 million available under the short-term credit facility. The Company cannot make any assurance that in the future it will be able to satisfy the conditions precedent to borrow additional funds under its revolving credit facility. In addition, because the short-term credit facility matures on December 31, 2001, the Company does not expect to borrow any funds under the facility.

As of September 30, 2001, the Company was in compliance with the covenants under its senior secured credit facility. The Company plans to work with the lenders under the senior secured credit facility to modify the covenants in order to maintain compliance with the senior secured credit agreement. However, unless the Company obtains modifications to the credit agreement, the Company likely will violate its financial covenants based on the ratio of the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and its total debt to EBITDA as of December 31, 2001, the end of the Company's third fiscal quarter.

The Company's cash requirements for debt service and ongoing operations are substantial. Unless market conditions improve or the Company obtains additional debt or equity financing, the Company cannot make any assurance that its cash on hand, funds generated by ongoing operations and funds available under its senior secured credit facility will be sufficient to meet its cash needs over the next twelve-month period.

The Company plans to work with its senior lenders to modify its credit agreement and with potential financing sources to obtain additional debt or equity financing. The Company cannot provide any assurance that it will be able to reach agreement with its lenders to modify its financial covenants or with any financing source to obtain additional debt or equity financing on terms acceptable to the Company. Even if the Company obtains additional financing, the Company's future operating performance and ability to repay, extend or refinance the senior secured credit facility (including the revolving credit facility) or any new borrowings and to service or refinance the senior subordinated notes will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control. These and other risks associated with the Company's business are described in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. From time to time, the Company or its affiliates may purchase debt of the Company on the open market or otherwise, subject to the terms of the Company's senior and subordinated debt agreements and depending upon market conditions.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("FAS 141") "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective April 1, 2001.

In October 2001, the Financial Accounting Standards Board Statement of Financial Accounting Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

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

At September 30, 2001, the Company had $794.4 million of variable rate debt outstanding, which represents approximately 72% of the Company's total outstanding debt. The Company currently has one interest rate swap contract with notional amounts totaling $130 million which fixed its variable rate debt to a fixed interest rate for periods of two years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate. The Company had another swap contract with a notional amount of $65 million, which expired on September 30, 2001.

At September 30, 2001, the swap contract currently outstanding and the swap contract which expired had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first six months of fiscal 2002 of $1.4 million. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of September 30, 2001, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $0.5 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $0.5 million on an annual basis.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote

The Annual Meeting of Stockholders was held on September 12, 2001 in New York, New York. At such meeting, 192,203,334 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

PROPOSAL I

To elect four directors to serve for a term ending upon the 2004 Annual Meeting of Stockholders and one director to serve for a term ending upon the 2003 Annual Meeting of Stockholders:

Nominees: Allan M. Kline, Victor A. Pelson, Brian H. Rowe, Richard J. Schnall and Peter M. Wagner.

                             Number of Shares/Votes

Nominee                        Term Expiring         For                Withheld
-------                        -------------         ---                --------

Allan M. Kline                      2003          183,912,364            141,239
Victor A. Pelson                    2004          183,915,910            137,693
Brian H. Rowe                       2004          183,915,699            137,904
Richard J. Schnall                  2004          182,220,744          1,832,859
Peter M. Wagner                     2004          183,889,674            163,929

Proposal II

To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year.

For:                  183,874,130               99.90%
Against:                  166,617                 .09%
Abstain:                   12,856                 .01%

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACTERNA CORPORATION
                                             -----------------------------------


Date     November 14, 2001                   /s/ ALLAN M. KLINE
---------------------------                  -----------------------------------
                                             Allan M. Kline
                                             Vice President, Chief Financial
                                             Officer and Treasurer


Date     November 14, 2001                   /s/ ROBERT W. WOODBURY, JR.
---------------------------                  -----------------------------------
                                             Robert W. Woodbury, Jr.
                                             Vice President, Corporate
                                             Controller and Principal Accounting
                                             Officer