Form 10-Q
period 2001-12-31
ACTERNA CORP
filed 2002-02-13
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                             20410 Observation Drive
                           Germantown, Maryland 20876
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code: (301) 353-1550

                          (3 New England Executive Park
                      Burlington, Massachusetts 01803-5087)
                (Previous address of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At January 31, 2002 there were 192,247,507 shares of common stock of the registrant outstanding.

                          PART I. Financial Information

Item 1.  Financial Statements

                               ACTERNA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                              December 31,                  December 31,
                                                           2001          2000           2001           2000
                                                        ---------      ---------      ---------      ---------
                                                                  (In thousands except per share data)
Net sales                                               $ 248,785      $ 369,982      $ 920,197      $ 972,955
Cost of sales                                             132,264        150,875        430,488        443,233
                                                        ---------      ---------      ---------      ---------
Gross profit                                              116,521        219,107        489,709        529,722

Selling, general & administrative expense                 105,184        138,838        352,280        351,936
Product development expense                                38,146         44,713        124,417        118,814
Impairment of net assets held for sale                         --             --         17,918             --
Goodwill impairment                                         3,947             --          3,947             --
Recapitalization and other related costs                       --             --             --          9,194
Restructuring                                               9,347             --         17,244             --
Purchased incomplete technology                                --             --             --         56,000
Amortization of intangibles                                 9,935         34,853         32,086         84,162
                                                        ---------      ---------      ---------      ---------
  Total operating expense                                 166,559        218,404        547,892        620,106
                                                        ---------      ---------      ---------      ---------
Operating income (loss)                                   (50,038)           703        (58,183)       (90,384)

Interest expense                                          (22,693)       (27,941)       (73,669)       (73,803)
Interest income                                               140            808          1,520          2,604
Other income (expense)                                       (990)           702         (6,269)        (2,378)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before
 income taxes and extraordinary item                      (73,581)       (25,728)      (136,601)      (163,961)
Provision (benefit) for income taxes                          425         (3,261)        81,037        (13,668)
                                                        ---------      ---------      ---------      ---------
Net loss from continuing operations
 before extraordinary item                                (74,006)       (22,467)      (217,638)      (150,293)

Income (loss) from discontinued operations                     --          4,161        (10,039)         9,863
                                                        ---------      ---------      ---------      ---------
Net loss before extraordinary item                        (74,006)       (18,306)      (227,677)      (140,430)
Extraordinary item                                             --             --             --        (10,659)
                                                        ---------      ---------      ---------      ---------
Net loss                                                $ (74,006)     $ (18,306)     $(227,677)     $(151,089)
                                                        =========      =========      =========      =========
Income (loss) per common share -
 Basic and diluted:
  Continuing operations                                 $   (0.39)     $   (0.12)     $   (1.14)     $   (0.82)
  Discontinued operations                                      --           0.02           (.05)           .05
  Extraordinary loss                                           --             --             --          (0.06)
                                                        ---------      ---------      ---------      ---------
Net loss per common share -
 Basic and diluted                                      $   (0.39)     $   (0.10)     $   (1.19)     $   (0.83)
                                                        =========      =========      =========      =========

Weighted average number of common shares:
 Basic and diluted                                        192,183        190,300        191,739        181,634
                                                        =========      =========      =========      =========

----------
See notes to consolidated financial statements.

                               ACTERNA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31,      March 31,
                                                       2001             2001
                                                   ------------     -----------
ASSETS                                                    (In thousands)
Current assets:
   Cash and cash equivalents                       $    50,978      $    63,054
   Accounts receivable, net                            139,996          233,371
   Inventories:
      Raw materials                                     49,622           61,009
      Work in process                                   37,198           48,266
      Finished goods                                    44,837           48,206
                                                   -----------      -----------
         Total inventory                               131,657          157,481
   Deferred income taxes                                12,493           37,961
   Other current assets                                 38,879           39,610
                                                   -----------      -----------
      Total current assets                             374,003          531,477
Property, plant and equipment, net                     124,443          124,566
Other assets:
  Net assets held for sale                                  --           37,908
  Goodwill, net                                        432,330          435,478
  Other intangible assets, net                         162,765          195,093
  Deferred debt issuance costs, net                     25,621           25,908
  Other assets, net                                     27,491           32,549
                                                   -----------      -----------
                                                   $ 1,146,653      $ 1,382,979
                                                   ===========      ===========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                   $     2,004      $    10,919
   Current portion of long-term debt                    26,887           22,248
   Accounts payable                                     67,239          112,155
   Accrued expenses:
      Compensation and benefits                         41,339           71,836
      Deferred revenue                                  39,048           47,743
      Taxes other than income taxes                     11,695           14,112
      Other                                             65,262           60,191
   Accrued income taxes                                 29,504            7,616
                                                   -----------      -----------
         Total current liabilities                     282,978          346,820
Long-term debt                                       1,061,505        1,056,383
Deferred income taxes                                   26,630            2,915
Pensions and other long-term compensation               66,150           57,838
Stockholders' deficit:
   Common stock                                          1,922            1,910
   Additional paid-in capital                          790,111          801,080
   Accumulated deficit                              (1,023,423)        (795,746)
   Unearned compensation                               (60,110)         (90,986)
   Other comprehensive income                              890            2,765
                                                   -----------      -----------
    Total stockholders' deficit                       (290,610)         (80,977)
                                                   -----------      -----------
                                                   $ 1,146,653      $ 1,382,979
                                                   ===========      ===========

----------
See notes to consolidated financial statements.

                               ACTERNA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   December 31,
                                                               2001           2000
                                                            ---------      ---------
                                                                (In thousands)
Operating activities:
   Net loss                                                 $(227,677)     $(151,089)
   Adjustments for non-cash items included in net loss:
      Depreciation                                             26,255         14,700
      Amortization of intangibles                              32,086         76,086
      Amortization of inventory step-up                            --         35,750
      Amortization of unearned compensation                    16,964         15,195
      Amortization of deferred debt issuance costs              4,293          2,943
      Writeoff of deferred debt issuance costs                     --         10,019
      Purchased incomplete technology                              --         56,000
      Recapitalization and other related costs                     --          9,194
      Change in deferred income taxes                          72,135         (4,538)
      Loss from discontinued operations                        10,039
      Impairment of assets held for sale and goodwill
       impairment                                              21,865
      Other                                                     2,777            125
   Change in operating assets and liabilities                  40,219        (91,782)
                                                            ---------      ---------
   Net cash flows used in operating activities, net
    of assets acquired                                         (1,044)       (27,397)

Investing activities:
   Purchases of property and equipment                        (28,658)       (23,474)
   Proceeds from sale of business                              23,800          3,500
   Businesses acquired in purchase transaction, net of
    cash acquired                                              (1,495)      (407,034)
   Other                                                       (4,266)        (4,709)
                                                            ---------      ---------
Net cash flows used in investing activities                   (10,619)      (431,717)

Financing activities:
   Net borrowings of debt                                       1,782        323,015
   Repayment of capital lease obligations                         (68)           (17)
   Capitalized debt issuance costs                             (4,006)       (18,519)
   Proceeds from issuance of common stock, net of
    expenses                                                    2,082        199,609
                                                            ---------      ---------
Net cash flows provided by (used in) financing
 activities                                                      (210)       504,088
Effect of exchange rate change on cash                           (203)        (7,023)
                                                            ---------      ---------
Increase (decrease) in cash and cash equivalents              (12,076)        37,951
Cash and cash equivalents at beginning of year                 63,054         33,839
                                                            ---------      ---------
Cash and cash equivalents at end of period                  $  50,978      $  71,790
                                                            =========      =========

----------
See notes to consolidated financial statements.

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

      The Company previously reported the industrial computing and communications segment as discontinued operations. This segment is comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary (see Note M. Sale of ICS Advent and Other Subsidiary), but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix. The Balance Sheets as of December 31, 2001 and March 31, 2001 include the assets and liabilities of Itronix. The Balance Sheet at March 31, 2001 reflects the net assets of ICS Advent classified as net assets held for sale. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

      The communications test business develops, manufactures and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services.

      The industrial computing and communications segment provides computer products to the ruggedized computer market. ICS Advent sold computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers.

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

B.    RECENT DEVELOPMENTS AND LIQUIDITY

      The current global economic downturn has further impacted a previously existing downturn in the Company's communications test segment and in its other businesses. The Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices.

      In response to the decline in product demand, the Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. In the third quarter of fiscal 2002, the Company's headcount was further reduced to 5,200 (down from 6,380 at the beginning of fiscal 2002), and the corporate headquarters was relocated from Burlington, Massachusetts to Germantown, Maryland. Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues, be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

      On December 27, 2001 the Company amended its senior secured credit facility. (See Note J. Senior Secured Credit Agreement Amendment.) The continuing effectiveness of this amendment was conditioned upon the Company raising new financing of $75 million within a specified time. This was completed on January 15, 2002. (See Note Q. Subsequent Event - Issuance and Sale of $75 Million 12% Senior Secured Convertible Notes.) As of December 31, 2001, the Company was in compliance with the covenants under its senior secured credit facility as amended.

      The Company's cash requirements for debt service and ongoing operations are substantial. While there can be no assurance that the Company will have sufficient funds or available funds to meet its cash needs over the next twelve months, as a result of the amendment of the senior secured credit agreement and the issuance at par of $75 million of 12% Senior Secured Convertible Notes in January 2002, the Company believes that funds generated by ongoing operations and funds available under its senior secured credit facility will be sufficient to meet its cash needs over the next twelve-month period.

      These and other risks associated with the Company's business are described in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

C.    CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the unaudited consolidated balance sheet at December 31, 2001, and the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows for the interim periods ended December 31, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

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

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

E.    INCOME TAXES

      During the quarter ended September 30, 2001 the Company recorded a valuation allowance of approximately $71 million against all of its U.S. net deferred tax assets. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the telecommunications test equipment sector, the Company has incurred significant and previously unanticipated financial accounting and taxable losses in the U.S. for the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue for the remainder of this fiscal year and into the next fiscal year. These cumulative losses, together with the Company's prior fiscal financial accounting and taxable losses in the U.S., resulted in management's decision that it is more likely than not that all of its U.S. deferred tax assets will not be realized.

      The Company will continue to provide a valuation allowance against primarily all of its U.S. net deferred tax assets until it returns to an appropriate level of financial accounting and taxable income in the U.S. The ultimate realization of these deferred tax assets depends upon the Company's ability to generate sufficient future taxable income in the U.S. If the Company is successful in generating sufficient future taxable income in the U.S., the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

F.    ACQUIRED INTANGIBLE ASSETS

                                                      As of December 31, 2001
                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization
                                                   --------------    -----------
                                                           (In thousands)
      Amortized intangible assets:
         Core technology                             $  236,415      $  74,526
         Other intangible assets                         17,969         17,093
                                                     ----------      ---------
      Total                                          $  254,384      $  91,619
                                                     ==========      =========

      Aggregate amortization expense:
       For the nine months ended December 31, 2001   $   32,086

      Estimated amortization expense:
        For the year ended March 31, 2002                42,004
        For the year ended March 31, 2003                38,704
        For the year ended March 31, 2004                36,137
        For the year ended March 31, 2005                35,327
        For the year ended March 31, 2006                35,327

      Core technology is amortized over a weighted average of 6 years and all other intangible assets are amortized on a weighted average of 2 years.

G.    GOODWILL

      The changes in the carrying amount of goodwill during the nine months ended December 31, 2001 are as follows:

                                                          Reporting Units
                                 ------------------------------------------------------------------
                                 Communications
                                       Test        Itronix       Airshow     da Vinci       Total
                                 --------------    --------      -------     --------     ---------
                                                            (In thousands)
Balance as of April 1, 2001         $377,187       $ 34,036      $19,039     $ 5,216      $ 435,478

Goodwill adjustments                   3,099         (2,300)          --      (3,947)        (3,148)
                                    --------       --------      -------     -------      ---------
Balance as of December 31, 2001     $380,286       $ 31,736      $19,039     $ 1,269      $ 432,330
                                    ========       ========      =======     =======      =========

      The goodwill adjustments in the communications test reporting unit resulted primarily from final adjustments to the purchase price allocation for the Wavetek Wandel Goltermann merger (See Note L. Acquisitions) and to the deferred tax adjustment in respect to reclassifying certain intangible assets as goodwill on adoption of FAS 142. The goodwill adjustment for the Itronix reporting unit is related to the disposition of a subsidiary of Itronix during the second quarter of fiscal 2002. The goodwill adjustment for da Vinci relates to the goodwill impairment as a result of the closure of a subsidiary of da Vinci Systems, Inc. during the third quarter of fiscal 2002.

H.    GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of FAS 142

                                                            Three Months Ended  Nine Months Ended
                                                                December 31,       December 31,
                                                                   2000               2000
                                                                -----------        -----------
      Net loss from continuing operations before
       extraordinary item                                       $   (22,467)       $  (150,293)
      Add back goodwill amortization                                 21,705             50,361
      Add back other intangible amortization                          1,848              7,426
                                                                -----------        -----------
      Adjusted net income (loss) from continuing
       operations before extraordinary item                     $     1,086        $   (92,506)
                                                                ===========        ===========
      Basic and diluted loss per share:
      Reported net loss from continuing
       operations before extraordinary item                     $     (0.12)       $     (0.82)
      Goodwill amortization                                            0.12               0.28
      Other intangible amortization                                    0.01               0.04
                                                                -----------        -----------
      Adjusted basic and diluted loss per share
       from continuing operations before
       extraordinary item                                       $      0.01        $     (0.50)
                                                                ===========        ===========

      The Company completed its transitional impairment test of goodwill during the quarter ended September 30, 2001 for all reporting units required under FAS 142 as of March 31, 2001 and determined that goodwill was not impaired. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the separately identifiable intangible assets. The Company's annual impairment test will be performed as of March 31, 2002. If the Company's expectations as to future results are diminished significantly, goodwill may be impaired and any resulting noncash impairment charge may have an adverse effect on results of operations.

I.    DISCONTINUED OPERATIONS

      In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consists of ICS Advent and Itronix Corporation subsidiaries. In October 2001, the Company divested its ICS Advent subsidiary (see Note M. Sale of ICS Advent and Other Subsidiary), but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. Management had previously expected that proceeds on disposal of both businesses comprising the segment would exceed net assets, including operating losses incurred subsequent to May 2000, and accordingly these operating losses were deferred.

      The net operating losses for ICS Advent and Itronix included in continuing operations for the three and nine months ended December 31, 2000 were offset by an equal net income amount presented on the discontinued operations line within the Statement of Operations. Therefore, the net loss in total for the Company as previously reported for these periods did not change. The charge reported as discontinued operations for the nine months ended December 31, 2001 represents the cumulative net operating losses previously deferred from April 1, 2000 to June 30, 2001 for ICS Advent and Itronix.

      The Balance Sheets as of December 31, 2001 and March 31, 2001 include the assets and liabilities of Itronix. The Balance Sheet at March 31, 2001 reflects the net assets of ICS Advent classified as net assets held for sale. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

J.    SENIOR SECURED CREDIT AGREEMENT AMENDMENT

      On December 27, 2001, the Company entered into an amendment to the credit agreement governing its senior secured credit facility. Under the amendment, the lenders under the credit agreement, among other things, agreed to waive the minimum interest coverage and maximum leverage covenants of the Company under the credit agreement through June 30, 2003 and consented to the issuance and sale of the 12% Senior Secured Convertible Notes Due 2007 (See Note Q. Subsequent Event - Issuance and Sale of $75 Million 12% Senior Secured Convertible Notes.). Under the amendment, the Company also became subject to certain additional covenants and restrictions, including, without limitation, new minimum liquidity and EBITDA requirements and additional restrictions on the Company's ability to make capital expenditures, incur and guarantee debt, make investments, optionally prepay the 9.75% Senior Subordinated Notes Due 2008 and dispose of assets. The amendment also, among other things, adds additional prepayment requirements for certain transactions, establishes additional guarantees and pledges of collateral and increases the interest rates on loans under the senior secured credit facility by 0.75%. On June 30, 2003, the Company will again become subject to its minimum interest coverage and maximum leverage covenants under the credit agreement. The Company can make no assurance that it will be in compliance with these covenants upon such reversion.

      The Company incurred a $2.9 million fee payable to the lenders under its senior secured credit facility in connection with the consummation of the amendment and has been capitalized as deferred debt issuance costs that will be amortized over the remaining life of the senior secured credit agreement.

K.    RESTRUCTURING

      Due to the downturn in the Company's communications test segment and its other businesses, the Company announced on August 1, 2001 a comprehensive cost reduction program that includes the reduction of (1) approximately 400 jobs worldwide; (2) outside contractors and consultants; (3) operating expenses; and (4) manufacturing costs through procurement programs to lower materials costs. As a result of these measures, the Company recorded a charge of $8 million during the quarter ended September 30, 2001 relating primarily to severance and terminated 328 employees and paid approximately $1.9 million in severance and other related costs.

      In October 2001, the Company announced an expanded cost reduction plan that included (1) a reduction of 500 additional positions excluding the employees of the sold ICS Advent subsidiary; (2) consolidating certain of its development and marketing offices; (3) instituting a reduced workweek at selected manufacturing locations; and (4) reducing capital expenditures. In addition, the Company announced the relocation of its Burlington, Massachusetts corporate headquarters to Germantown, Maryland. The Company incurred a restructuring charge of $9.3 million in connection with this plan in the quarter ended December 31, 2001 and terminated 394 employees under this plan.

      The following table summarizes the restructuring expenses and payments incurred during the three and nine months ended December 31, 2001:

                             For The Three Months Ended December 31, 2001
                                  Balance                                        Balance
                               September 30,                                   December 31,
                                   2001            Expense         Paid           2001
                               -------------       --------      --------      ------------

      Workforce-related        $      5,452        $  8,935      $ (5,172)     $      9,215
      Facilities                         95             412            --               507
      Other                              32              --            --                32
                               ------------        --------      --------      ------------
      Total                    $      5,579        $  9,347      $ (5,172)     $      9,754
                               ============        ========      ========      ============

                               For The Nine Months Ended December 31, 2001
                                  Balance                                          Balance
                                  April 1,                                       December 31,
                                    2001            Expense        Paid             2001
                                 ----------        ---------      -------        ------------

      Workforce-related        $        --         $ 16,620      $ (7,405)      $      9,215
      Facilities                        --              592           (53)               539
      Other                             --               32           (32)                --
                               -----------         --------      ---------     -------------
      Total                    $        --         $ 17,244      $ (7,490)      $      9,754
                               ===========         ========      =========     =============

L.    ACQUISITIONS

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

      Pro Forma Financial Information

      The following unaudited pro forma information presents a summary of consolidated results of operations, excluding the effects of adopting FAS 142, of the Company for the nine months ended December 31, 2000 as if the acquisitions had occurred at the beginning of the fiscal year presented, with pro forma adjustments to give effect to amortization of goodwill and intangibles, interest expense on acquisition debt, and certain other adjustments, together with related income tax effect. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented, or that may be obtained in the future.

                                                             Nine Months Ended
                                                             December 31, 2000
                                                            ------------------
                                                           (In thousands, except
                                                              per share data)

      Revenue                                                  $ 1,071,541
      Net loss from continuing operations before
       extraordinary item                                         (181,262)
      Loss per share from continuing operations before
       extraordinary item:
        Basic and diluted                                      $     (1.00)
      Weighted average shares:
        Basic and diluted                                          181,634

      Other Acquisitions and Divestitures

      In the normal course of business, the Company has acquired and sold small companies, that, in the aggregate, do not have a material impact on the financial results of the Company for the periods presented.

M.    SALE OF ICS ADVENT AND OTHER SUBSIDIARY

      On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash proceeds. The Company wrote down the net assets of ICS Advent at September 30, 2001, to the cash to be received less expenses related to the sale, which resulted in an impairment charge of $15 million in the Statement of Operations in the quarter ended September 30, 2001.

      In addition, the Company recorded a charge of $2.9 million relating to the disposition of a subsidiary of Itronix Corporation during the second quarter of fiscal 2002.

N.    EXTRAORDINARY ITEM

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

O.    LOSS PER SHARE

      Loss per share is calculated as follows:

                                                            Three Months Ended           Nine Months Ended
                                                               December 31,                 December 31,
                                                           2001           2000           2001          2000
                                                        ---------      ---------      ---------      ---------
                                                                 (In thousands, except per share data)
Net income (loss):
  Continuing operations                                 $ (74,006)     $ (22,467)     $(217,638)     $(150,293)
  Discontinued operations                                      --          4,161        (10,039)         9,863
  Extraordinary item                                           --             --             --        (10,659)
                                                        ---------      ---------      ---------      ---------
Net loss                                                $ (74,006)     $ (18,306)     $(227,677)     $(151,089)
                                                        =========      =========      =========      =========
BASIC AND DILUTED:

Common stock outstanding, beginning of period             192,089        190,070        190,953        122,527
Weighted average common stock issued during
 the period                                                    94            230            786         53,578
Bonus element adjustment related to rights offering            --             --             --          5,529
                                                        ---------      ---------      ---------      ---------
Weighted average common stock outstanding,
 end of period                                            192,183        190,300        191,739        181,634
                                                        =========      =========      =========      =========
Income (loss) per common share:
  Continuing operations                                 $   (0.39)     $   (0.12)     $   (1.14)     $   (0.82)
  Discontinued operations                                      --           0.02          (0.05)          0.05
  Extraordinary item                                           --             --             --          (0.06)
                                                        ---------      ---------      ---------      ---------
Net loss per common share                               $   (0.39)     $   (0.10)     $   (1.19)     $   (0.83)
                                                        =========      =========      =========      =========

      The Company did not have any common stock equivalents for the three and nine month period ended December 31, 2001. For the three and nine months ending December 31, 2000, the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents of 12.7 million and 14.5 million, respectively, as the Company incurred a net loss. The inclusion of the common stock equivalents has been excluded from the calculation of diluted weighted average shares outstanding as inclusion would have an antidilutive effect on net loss per common share.

P.    SEGMENT INFORMATION

      Net sales, earnings before interest, taxes and amortization ("EBITA") and total assets for the three and nine months ended December 2001 and 2000 are shown below:

                                                                Three Months Ended                Nine Months Ended
                                                                    December 31,                      December 31,
                                                               2001             2000             2001             2000
                                                               ----             ----             ----             ----
                                                                                   (In thousands)
      Communications test segment:
        Net sales                                          $   187,215      $   296,244      $   707,673      $   754,100
        EBITA                                                  (23,967)          41,139           25,263          100,429
        Total assets                                           944,445        1,147,015          944,445        1,147,015

      Industrial computing and communications segment:
        Sales                                                   41,139           45,878          143,285          135,470
        EBITA                                                    1,625             (853)             (94)          (4,471)
        Total assets                                            91,300          136,918           91,300          136,918

      Other subsidiaries:
        Sales                                                   20,431           27,860           69,239           83,385
        EBITA                                                    3,757            6,705           12,262           19,198
        Total assets                                            49,152           57,381           49,152           57,381

      Corporate:
        Loss before interest and taxes                          (3,498)          (1,504)          (7,705)          (4,563)
        Total assets                                            61,756           87,519           61,756           87,519

      Total company:
        Sales                                                  248,785          369,982          920,197          972,955
        EBITA                                                  (22,083)          45,487           29,726          110,593
        Total assets                                       $ 1,146,653        1,428,833      $ 1,146,653        1,428,833

      The following are excluded from the calculation of EBITA:

      Amortization of inventory step up      $    --     $  562     $    --     $ 35,750
      Purchased incomplete technology             --         --          --       56,000
      Amortization of unearned
       compensation                            4,897      6,630      16,964       15,195
      Restructuring and other charges          9,347      2,036      21,959        2,829
      Recapitalization and other
       related costs                              --         --          --        9,194
      Impairment of assets                     3,947         --      21,865           --
      One-time and other special charges         820         --       1,305           --
                                             -------     ------     -------     --------
         Total excluded items                $19,011     $9,228     $62,093     $118,968
                                             =======     ======     =======     ========

Q. SUBSEQUENT EVENT - ISSUANCE AND SALE OF $75 MILLION 12% SENIOR SECURED CONVERTIBLE NOTES

      On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes Due 2007 (the "Notes") to Clayton, Dubilier & Rice Fund VI Limited Partnership. The Company used the proceeds of the issuance and sale of the Notes (net of fees and expenses) to repay a portion of its indebtedness under its revolving credit facility. The amounts repaid remain available to be reborrowed by the Company.

      Interest on the Notes is payable semi-annually in arrears on each March 31st and September 30th, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Notes. Due to limitations imposed by the senior secured credit facility, Acterna LLC expects to pay interest on the Notes in-kind by issuing additional Notes. The Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the senior secured credit facility, and are guaranteed by the Company and its domestic subsidiaries.

      Subject to prior approval of the Company's stockholders (as described below), at the option of Clayton, Dubilier & Rice Fund VI Limited Partnership (or any subsequent holder of Notes), at any time prior to December 31, 2007, the maturity date of the Notes, the Notes may be converted into newly-issued shares of common stock of the Company at a conversion price of $3.00 per share, subject to customary antidilution adjustments. On the date of issuance, the conversion price of the Notes exceeded the public market price per share of common stock of the Company. If in the future any Note is issued with a conversion price that is less than the public market price on January 15, 2002 (the date of original issuance) as a result of an anti-dilution adjustment of the conversion price, then the Company would be required to take a charge to its results of operations to reflect the discount of the adjusted conversion price to the market price of the common stock on the date of original issuance.

      Acterna LLC may redeem the Notes, in whole or in part, and without penalty or premium, at any time prior to the maturity date. In addition, Acterna LLC is required to offer to repurchase the Notes upon a change of control and upon the disposition of certain assets. If any Note is redeemed, repurchased or repaid for any reason prior to the maturity date, the holder will be entitled to receive from the Company a warrant to purchase a number of newly-issued shares of common stock of the Company equal to the number of shares of common stock that such Note was convertible into immediately prior to its redemption, repurchase or repayment. The exercise price of such warrant will be the conversion price in effect immediately prior to such warrant's issuance, subject to customary antidilution adjustments. Subject to the approval of the Company's stockholders (as described below), warrants will be exerciseable upon issuance and will expire on the maturity date of the Notes. The Company is required to classify the contingently issuable warrants as liabilities. Because the warrants are only issuable upon redemption, repurchase or repayment prior to maturity, which requires the consent of the lenders under the Company's senior secured credit facility, the Company has valued the warrants at zero as of the date of issuance. The fair value of the warrants upon issuance will be recorded as a charge to operations.

      In order to comply with the rules of the Nasdaq National Market, where the common stock of the Company is listed, the terms of the Notes provide, and, if issued, the terms of the warrants will provide, that no Note or warrant may be converted or exercised, as the case may be, until the stockholders of the Company have approved the issuance of the shares of common stock upon such conversion or exercise. The Company expects to obtain such approval by obtaining the written consent of its stockholders. Without giving effect to the issuance and sale of the Notes, Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership collectively own approximately 80% of the outstanding common stock of the Company. Each intends to vote its shares to approve the issuance of the shares of common stock upon conversion of the Notes or exercise of the warrants, thereby assuring that the Company will receive the stockholder approval necessary to comply with the Nasdaq rules.

      The Company incurred a $2.2 million fee payable to Clayton, Dubilier & Rice, Inc. in connection with the issuance and sale of the Notes.

R. SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

      In connection with the Company's recapitalization and related transactions, Acterna LLC became the primary obligor with respect to substantially all of the indebtedness of Acterna Corporation, including the 9 3/4% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes").

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

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Nine Months Ended December 31, 2001
                                   (Unaudited)

                                            Acterna        Acterna     Non-Guarantor                    Total
                                             Corp            LLC       Subsidiaries   Elimination   Consolidated
                                           ---------      ---------    -------------  -----------   ------------
                                                                       (In thousands)
Net sales                                  $      --      $ 259,391      $ 660,806      $     --     $ 920,197
Cost of sales                                     --        118,882        311,606            --       430,488
                                           ---------      ---------      ---------      --------     ---------
Gross profit                                      --        140,509        349,200            --       489,709

Selling, general and administrative
 expense                                          --        169,259        183,021            --       352,280
Product development expense                       --         43,972         80,445            --       124,417
Impairment of assets held for sale                --             --         17,918            --        17,918
Other asset impairment                            --             --          3,947            --         3,947
Restructuring                                     --         11,289          5,955            --        17,244
Amortization of intangibles                       --          2,607         29,479            --        32,086
                                           ---------      ---------      ---------      --------     ---------
   Totaling operating expense                     --        227,127        320,765            --       547,892
                                           ---------      ---------      ---------      --------     ---------
   Operating income (loss)                        --        (86,618)        28,435            --       (58,183)

Interest (expense)                                --        (64,611)        (9,058)           --       (73,669)
Interest income                                   --            264          1,256            --         1,520
Intercompany interest income (expense)            --            169           (169)           --            --
Intercompany royalty income (expense)             --          2,569         (2,569)           --            --
Other income (expense)                            --            954         (7,223)           --        (6,269)
                                           ---------      ---------      ---------      --------     ---------
Income (loss) from continuing
 operations before income taxes                   --       (147,273)        10,672            --      (136,601)

Provision for income taxes                        --         33,961         47,076            --        81,037
                                           ---------      ---------      ---------      --------     ---------
Net income (loss) from continuing
 operations                                       --       (181,234)       (36,404)           --      (217,638)

Loss from discontinued operations                 --             --        (10,039)           --       (10,039)

Equity income (loss)                        (227,677)       (46,443)            --       274,120            --
                                           ---------      ---------      ---------      --------     ---------

Net income (loss)                          $(227,677)     $(227,677)     $ (46,443)     $274,120     $(227,677)
                                           =========      =========      =========      ========     =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Nine Months Ended December 31, 2000
                                   (Unaudited)

                                                 Acterna        Acterna     Non-Guarantor                    Total
                                                   Corp           LLC       Subsidiaries   Elimination   Consolidated
                                                ---------      ---------    -------------  ------------  ------------
                                                                           (In thousands)
Net sales                                       $      --      $ 318,162      $ 654,793      $     --     $ 972,955
Cost of sales                                          --        113,548        329,685            --       443,233
                                                ---------      ---------      ---------      --------     ---------
Gross profit                                           --        204,614        325,108            --       529,722

Selling, general and administrative expense            --        161,305        190,631            --       351,936
Product development expense                            --         38,719         80,095            --       118,814
Recapitalization and other related costs               --          9,194             --            --         9,194
Purchased incomplete technology                        --             --         56,000            --        56,000
Amortization of intangibles                            --            229         83,933            --        84,162
                                                ---------      ---------      ---------      --------     ---------
   Total operating expense                             --        209,447        410,659            --       620,106

   Operating loss                                      --         (4,833)       (85,551)           --       (90,384)

Interest expense                                       --        (65,777)        (8,026)           --       (73,803)
Interest income                                        --          1,149          1,455            --         2,604
Other income (expense)                                 --            258         (2,636)           --        (2,378)
                                                ---------      ---------      ---------      --------     ---------
Loss from continuing operations before
 income taxes and extraordinary item                   --        (69,203)       (94,758)           --      (163,961)

Provision (benefit) for income taxes                   --         (3,915)        (9,753)           --       (13,668)
                                                ---------      ---------      ---------      --------     ---------
Net loss from continuing operations before
 extraordinary item                                    --        (65,288)       (85,005)           --      (150,293)

Income from discontinued operations                    --             --          9,863            --         9,863

Equity income (loss)                             (151,089)       (75,142)            --       226,231            --

Extraordinary item                                     --        (10,659)            --            --       (10,659)
                                                ---------      ---------      ---------      --------     ---------
Net income (loss)                               $(151,089)     $(151,089)     $ (75,142)     $226,231     $(151,089)
                                                =========      =========      =========      ========     =========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

                                            Acterna         Acterna     Non-Guarantor                       Total
                   ASSETS                    Corp             LLC       Subsidiaries     Elimination     Consolidated
                                          -----------      ---------    -------------    -----------     ------------
                                                                       (In thousands)
Current assets:
   Cash and cash equivalents              $        --      $  19,801      $  31,177      $        --      $    50,978
   Accounts receivable, net                        --         49,891         90,105                           139,996
   Inventory                                       --         27,184        104,473                           131,657
   Other current assets                            --         21,778         29,594               --           51,372
                                          -----------      ---------      ---------      -----------      -----------
      Total current assets                         --        118,654        255,349               --          374,003

Property and equipment, net                        --         29,633         94,810               --          124,443
Investments in and advances to
  consolidated subsidiaries                  (225,380)       278,805       (602,614)         549,189               --
Goodwill                                           --             --        432,330                           432,330
Intangible assets, net                             --             --        162,765               --          162,765
Other                                              --         33,077         20,035                            53,112
                                          -----------      ---------      ---------      -----------      -----------
                                          $  (225,380)     $ 460,169      $ 362,675      $   549,189      $ 1,146,653
                                          ===========      =========      =========      ===========      ===========
        LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
    of long-term debt                     $        --      $  21,250      $   7,641      $        --      $    28,891
   Accounts payable                                --         21,288         45,951               --           67,239
   Accrued expenses                                --         68,643        118,205               --          186,848
                                          -----------      ---------      ---------      -----------      -----------
      Total current liabilities                    --        111,181        171,797                           282,978

Long-term debt                                     --        948,750        112,755               --        1,061,505
Deferred income taxes                              --         23,092          3,538               --           26,630
Deferred compensation                              --         11,338         54,812               --           66,150
Stockholders' equity (deficit):
   Common stock                                 1,922          1,221         16,935          (18,156)           1,922
   Additional paid-in capital                 790,111        418,845        171,408         (590,253)         790,111
   Accumulated earnings (deficit)          (1,017,413)      (993,628)      (169,980)       1,157,598       (1,023,423)
   Unearned compensation                           --        (60,110)            --               --          (60,110)
   Other comprehensive income (loss)               --           (520)         1,410               --              890
                                          -----------      ---------      ---------      -----------      -----------
      Total stockholders' equity
        (deficit)                            (225,380)      (634,192)        19,773          549,189         (290,610)
                                          -----------      ---------      ---------      -----------      -----------
                                          $  (225,380)     $ 460,169      $ 362,675      $   549,189      $ 1,146,653
                                          ===========      =========      =========      ===========      ===========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (Unaudited)

                                                  Acterna        Acterna     Non-Guarantor                       Total
                 ASSETS                             Corp           LLC       Subsidiaries     Elimination     Consolidated
                                                 ---------      ---------    -------------    -----------     ------------
                                                                            (In thousands)
Current assets:
   Cash and cash equivalents                     $      --      $  22,179      $  40,875      $        --      $    63,054
   Accounts receivable, net                             --         67,637        165,734               --          233,371
   Inventory                                            --         28,053        129,428               --          157,481
   Other current assets                                 --         38,799         38,772               --           77,571
                                                 ---------      ---------      ---------      -----------      -----------
      Total current assets                              --        156,668        374,809               --          531,477

Property and equipment, net                             --         26,641         97,925               --          124,566
Investments in and advances to
  consolidated subsidiaries                         13,255        259,637       (547,301)         274,409               --
Goodwill                                                --             --        435,478               --          435,478
Intangible assets, net                                  --             --        195,093               --          195,093
Net assets held for sale                                --             --         37,908               --           37,908
Other                                                   --         28,166         30,291               --           58,457
                                                 ---------      ---------      ---------      -----------      -----------
                                                 $  13,255      $ 471,112      $ 624,203      $   274,409      $ 1,382,979
                                                 =========      =========      =========      ===========      ===========
     LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of debt     $      --      $  16,000      $  17,167      $        --      $    33,167
   Accounts payable                                     --         31,623         80,532               --          112,155
   Accrued expenses                                     --         53,331        148,167               --          201,498
                                                 ---------      ---------      ---------      -----------      -----------
      Total current liabilities                         --        100,954        245,866               --          346,820

Long-term debt                                          --        875,100        181,283               --        1,056,383
Deferred income taxes                                   --        (77,765)        80,680               --            2,915
Deferred compensation                                   --         10,624         47,214               --           57,838
Stockholders' equity (deficit):
   Common stock                                      1,910          1,221         17,595          (18,816)           1,910
   Additional paid-in capital                      801,080        418,845        171,408         (590,253)         801,080
   Accumulated equity (deficit)                   (789,735)      (765,953)      (123,536)         883,478         (795,746)
   Unearned compensation                                --        (90,986)            --               --          (90,986)
   Other comprehensive income (loss)                    --           (928)         3,693               --            2,765
                                                 ---------      ---------      ---------      -----------      -----------
      Total stockholders' equity (deficit)          13,255       (437,801)        69,160          274,409          (80,977)
                                                 ---------      ---------      ---------      -----------      -----------
                                                 $  13,255      $ 471,112      $ 624,203      $   274,409      $ 1,382,979
                                                 =========      =========      =========      ===========      ===========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                       Acterna        Acterna     Non-Guarantor                    Total
                                                        Corp            LLC       Subsidiaries   Elimination   Consolidated
                                                      ---------      ---------    -------------  -----------   -------------
                                                                                  (In thousands)
Operating activities:
   Net income (loss) from operations                  $(227,677)     $(227,677)     $(46,443)     $ 274,120      $(227,677)
   Adjustment for noncash items included
    in net income (loss):
      Depreciation                                           --          9,049        17,206             --         26,255
      Amortization of intangibles                            --          2,608        29,478             --         32,086
      Amortization of unearned compensation                  --          8,023         8,941             --         16,964
      Amortization of deferred debt
       issuance costs                                        --          4,293            --             --          4,293
      Change in deferred income taxes                        --         72,135            --             --         72,135
      Loss from discontinued operations                      --             --        10,039             --         10,039
      Impairment of net assets held for sale                 --             --        21,865             --         21,865
      Other                                                  --          2,047           730             --          2,777
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                       --         22,942        17,277             --         40,219
   Changes in intercompany                              227,677        107,080       (60,637)      (274,120)            --
                                                      ---------      ---------      --------      ---------      ---------
   Net cash flows provided by (used in) operating
    activities                                               --            500        (1,544)            --         (1,044)

Investing activities:
   Purchases of property and equipment                       --        (11,380)      (17,278)            --        (28,658)
   Proceeds from sale of business                            --             --        23,800             --         23,800
   Businesses acquired in purchase transaction,
    net of cash acquired and non-cash issuance of
    common stock                                             --             --        (1,495)            --         (1,495)
   Other                                                     --         (2,574)       (1,692)            --         (4,266)
                                                      ---------      ---------      --------      ---------      ---------
   Net cash flows provided by investing
    activities                                               --        (13,954)        3,335             --        (10,619)

Financing activities:
   Net borrowing (repayment) of debt                         --         13,000       (11,218)            --          1,782
   Repayment of capital lease obligations                    --                          (68)            --            (68)
   Capitalized debt issuance costs                           --         (4,006)           --             --         (4,006)
   Proceeds from issuance of common stock, net of
    expenses                                                 --          2,082            --             --          2,082
                                                      ---------      ---------      --------      ---------      ---------
   Net cash flows (used in) provided by
    financing activities                                     --         11,076       (11,286)            --           (210)

Effect of exchange rate on cash                              --                         (203)            --           (203)
                                                      ---------      ---------      --------      ---------      ---------
Decrease in cash and cash equivalents                        --         (2,378)       (9,698)            --        (12,076)
Cash and cash equivalents at beginning of year               --         22,179        40,875             --         63,054
                                                      ---------      ---------      --------      ---------      ---------
Cash and cash equivalents at end of period            $      --      $  19,801      $ 31,177      $      --      $  50,978
                                                      =========      =========      ========      =========      =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Nine Months Ended December 31, 2000
                                   (Unaudited)

                                                      Acterna        Acterna     Non-Guarantor                     Total
                                                        Corp           LLC       Subsidiaries    Elimination   Consolidated
                                                     ---------      ---------   --------------   -----------   -------------
                                                                              (In thousands)
Operating activities:
   Net income (loss) from operations                 $(151,089)     $(151,089)     $ (75,142)     $ 226,231      $(151,089)
   Adjustment for noncash items included
      in net income (loss):
      Depreciation                                          --          6,172          8,528             --         14,700
      Amortization of intangibles                           --             --         76,086             --         76,086
      Amortization of inventory step-up                     --         35,750             --             --         35,750
      Amortization of unearned compensation                 --          7,500          7,695             --         15,195
      Amortization of deferred debt issuance
       costs                                                --          2,943             --             --          2,943
      Write off of deferred debt issuance cost              --         10,019             --             --         10,019
      Purchased incomplete technology                       --         56,000             --             --         56,000
      Recapitalization and other related costs              --          9,194             --             --          9,194
      Other                                                 --             --            125             --            125
   Changes in deferred income taxes                         --         (4,538)            --             --         (4,538)
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                      --        (11,164)       (80,618)            --        (91,782)
   Changes in intercompany                             151,089        (43,016)       118,158       (226,231)            --
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash flows provided by (used in)
    operating activities                                    --        (82,229)        54,832             --        (27,397)

Investing activities:
   Purchases of property and equipment                      --         (9,946)       (13,528)            --        (23,474)
   Proceeds from sale of business                           --          3,500             --             --          3,500
   Businesses acquired in purchase transactions,
      net of cash acquired and non-cash items               --       (407,034)            --             --       (407,034)
   Other                                                    --         (2,920)        (1,789)            --         (4,709)
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash flows used in investing activities              --       (416,400)       (15,317)            --       (431,717)

Financing activities:
   Net borrowings of debt                                   --        323,015             --             --        323,015
   Repayment of capital lease obligations                   --             --            (17)            --            (17)
   Capitalized debt issuance costs                          --        (18,519)            --             --        (18,519)
   Proceeds from issuance of common stock, net
    of expenses                                             --        199,609             --             --        199,609
                                                     ---------      ---------      ---------      ---------      ---------
   Net cash flows provided by (used in)
      financing activities                                  --        504,105            (17)            --        504,088

Effect of exchange rate on cash                             --         (7,023)            --             --         (7,023)
                                                     ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents            --         (1,547)        39,498             --         37,951
Cash and cash equivalents at beginning of year              --         19,359         14,480             --         33,839
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period           $      --      $  17,812      $  53,978      $      --      $  71,790
                                                     =========      =========      =========      =========      =========

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

The current global economic downturn has further impacted a previously existing downturn in the Company's communications test segment as well as its other businesses. As in past downturns, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices. In the third quarter of the current fiscal year, the Company's bookings increased to approximately $223.8 million from approximately $201.7 million in the second quarter but down significantly from approximately $369.6 million in the third quarter of last year (excluding bookings related to ICS Advent). At present, the Company cannot predict the duration or severity of this downturn, but based on the historical correlation between the Company's bookings and its revenue, the Company expects fourth quarter revenue in its communications test segment to be down substantially as compared with the same period last year.

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. In the third quarter of fiscal 2002, the Company's headcount was further reduced to 5,200 (down from 6,380 at the beginning of fiscal 2002), and the corporate headquarters was relocated from Burlington, Massachusetts to Germantown, Maryland. Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues, be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

On August 1, 2001 the Company announced a comprehensive cost reduction program that includes a reduction of: (1) approximately 400 jobs worldwide; (2) outside contractors and consultants; (3) operating expenses; and (4) manufacturing costs through procurement programs to lower materials costs. The Company expects these steps to result in annualized cost savings in excess of $50 million. As a result of these measures, the Company terminated 328 employees and recorded a charge of $8 million relating primarily to severance in the second quarter of fiscal 2002.

In October 2001, the Company announced an expanded cost reduction plan which included (1) a reduction of 500 additional positions excluding the employees of the sold ICS Advent subsidiary; (2) consolidating certain of its development and marketing offices; (3) instituting a reduced workweek at selected manufacturing locations; (4) reducing capital expenditures, and (5) the relocation of its corporate headquarters. The Company incurred a restructuring charge of $9.3 million for this plan.

During the nine months ended December 31, 2001, the Company paid approximately $7.5 million in severance and other related costs. At December 31, 2001 approximately $9.8 million was left to be paid for this restructuring; the Company anticipates that this amount will be paid primarily during the fourth quarter of fiscal 2002. (See Note K. Restructuring.)

The Company previously reported the industrial computing and communications segment as discontinued operations. This segment is comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary and decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix. The balance sheet reflects the assets and liabilities of Itronix, and the net assets of ICS Advent are classified as net assets held for sale on the March 31, 2001 balance sheet. On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash. The Company recorded an impairment charge of $15 million in the Statement of Operations for this transaction during the quarter ended September 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141"), "Business Combinations" and Number 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS Number 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS Number 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS Number 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS Number 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective April 1, 2001.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2001 as Compared to Three Months Ended December 31, 2000 on a Consolidated Basis

Net sales. For the three months ended December 31, 2001, consolidated net sales decreased $121.2 million to $248.8 million as compared to $370 million for the three months ended December 31, 2000. The decrease is primarily attributable to reduced demand for the Company's communications tests products partially offset by an increase in sales at Itronix.

Gross profit. Consolidated gross profit decreased $102.6 million to $116.5 million or 46.8% of consolidated net sales for the three months ended December 31, 2001 as compared to $219.1 million or 59.2% of consolidated net sales for the three months ended December 31, 2000. The decrease in gross profit is in part due to a charge of $15 million for inventory adjustments and other reserves recorded during the third quarter of fiscal 2002 within the communications test segment in response to the reduced forecasted demand due to the continuing economic downturn. Excluding the impact of the $15 million charge, gross profit was $131.5 million or 53% of consolidated net sales. The reduction in gross profit is also a result of shipping fewer optical transport products, which carry a higher gross profit than other communications test products.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; goodwill impairment; restructuring; and amortization of intangibles. Total operating expenses were $166.6 million or 66.9% of consolidated net sales for the three months ended December 31, 2001, as compared to $218.4 million or 59.0% of consolidated net sales for the three months ended December 31, 2000. Excluding the impact of the $3.9 million goodwill impairment charge and the $9.3 million restructuring charge within the third quarter of fiscal 2002, total operating expenses were $153.3 million or 61.6% of consolidated net sales for the three months ended December 31, 2001. The decrease in operating expenses during the current quarter is in part a result of restructuring and reduced employee expenses as described above. The decrease is also attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminated the amortization of goodwill expense of approximately $27.3.

Included in both cost of sales ($0.3 million and $2.2 million) and operating expenses ($4.6 million and $4.4 million) (for the three months ending December 31, 2001 and 2000, respectively,) is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The Company discontinued the practice of issuing stock options at grant prices lower than fair-market value during fiscal 2001. Therefore, the Company has not incurred any additional charges for unearned compensation during fiscal 2002.

Selling, general and administrative expense was $105.2 million or 42.3% of consolidated sales for the three months ended December 31, 2001, as compared to $138.8 million or 37.5% of consolidated net sales for the three months ended December 31, 2000. The decrease in these expenses is a result of the Company's restructuring efforts to reduce operating costs of the business as well as a result of the sale of ICS Advent. The Company has reduced its headcount by 710 employees since the end of the second quarter of fiscal 2002 of which 430 were due to the restructuring and 280 were due to the sale of ICS Advent. The increase as a percentage of sales is due to the reduction in sales caused by the continuing economic downturn.

Product development expense was $38.1 million or 15.3% of consolidated net sales for the three months ended December 31, 2001 as compared to $44.7 million or 12.1% of consolidated sales for the same period a year ago.

The Company recorded a charge of $3.9 million during the third quarter of fiscal 2002 related to goodwill impairment as a result of the closure of a subsidiary of da Vinci Systems, Inc.

During the quarter, the Company incurred a charge of $9.3 million related to the additional restructuring of the business. (See Note K. Restructuring). This charge is primarily related to severance and other related costs.

Amortization of intangibles was $9.9 million for the three months ended December 31, 2001, as compared to $34.9 million for the amortization of intangibles and goodwill in the same period a year ago. The decrease was primarily attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill.

Interest. Interest expense, net of interest income, was $22.6 million for the three months ended December 31, 2001 as compared to $27.1 million for the same period a year ago. The decrease in interest expense was primarily attributable to lower interest rates on borrowings during the third quarter of fiscal 2002 as compared to the same period last year.

Taxes. During the third quarter of fiscal 2002 the Company recorded a tax provision of $425 thousand. This represents a provision for taxes on earnings in tax jurisdictions where the Company is profitable. The Company did not record a tax benefit for losses incurred in the tax jurisdictions where the benefit of the loss may not be realized. (See Note E. Income Taxes.)

Nine Months Ended December 31, 2001 as Compared to Nine Months Ended December 31, 2000 on a Consolidated Basis

Net sales. For the nine months ended December 31, 2001, consolidated net sales decreased $52.8 million or 5.4% to $920.2 million as compared to $973.0 million for the nine months ended December 31, 2000. The decrease in net sales is primarily a result of a reduction in net sales of optical transport products within the communications test segment. The Company also derived lower revenues from Airshow and daVinci, but higher revenues at Itronix, as compared to the same period last year.

Gross profit. Consolidated gross profit decreased $40.0 million to $489.7 million or 53.2% of consolidated net sales for the nine months ended December 31, 2001 as compared to $529.7 million or 54.4% of consolidated net sales for the nine months ended December 31, 2000. Excluding the $35.8 million included in cost of sales for the amortization of the inventory step-up from the acquisitions of WWG and Cheetah during the same period last year, consolidated gross profit was 58.1% of consolidated net sales. The decrease in gross profit was primarily attributable to the erosion of gross margins as the Company experienced pressure from its customers to reduce selling prices and a shift in product mix toward the Company's lower-margin products.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; impairment of assets; recapitalization and other related costs; restructuring; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $547.9 million or 59.5% of consolidated net sales for the nine months ended December 31, 2001, as compared to $620.1 million or 63.7% of consolidated net sales for the nine months ended December 31, 2000. Excluding the impact of $21.9 million of asset impairment charges and $17.2 million of restructuring charges in the first nine months of fiscal 2002, and a $56 million writeoff of purchased incomplete technology and $9.2 million of recapitalization and other costs (related to the departure of an executive of the Company during fiscal 2000) during the first nine months of fiscal 2001, total operating expenses were $508.8 million or 55.3% of consolidated net sales and $554.9 million or 57.0% of consolidated net sales for the nine months ended December 31, 2001 and 2000, respectively.

Included in both cost of sales ($1.1 million and $5.0 million) and operating expenses ($15.9 million and $10.2 million) (for the nine months ending December 31, 2001 and 2000, respectively), is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price on the open market at the date of issuance). The Company discontinued the practice of issuing stock options at grant prices lower than fair-market value during fiscal 2001.

Selling, general and administrative expense was $352.3 million or 38.3% of consolidated net sales for the nine months ended December 31, 2001 as compared to $351.9 million or 36.2% of consolidated net sales for the nine months ended December 31, 2000.

Product development expense was $124.4 million or 13.5% of consolidated net sales for the nine months ended December 31, 2001 as compared to $118.8 million or 12.2% of consolidated sales for the same period a year ago.

The Company recorded a charge of $3.9 million during the third quarter of fiscal 2002 related to goodwill impairment as a result of the closure of a subsidiary of da Vinci Systems, Inc.

During the nine months ended December 31, 2001, the Company incurred a charge of $17.2 million related to the restructuring of the business. (See Note K. Restructuring). This charge is primarily related to severance and other related costs.

The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received upon the sale of ICS Advent less transaction-related expenses, which resulted in an impairment charge of $15 million. ICS Advent was sold on October 31, 2001. In addition, the Company recorded a charge of $2.9 million relating to the disposition of a subsidiary of Itronix Corporation.

Amortization of intangibles was $32.1 million for the nine months ended December 31, 2001, as compared to $84.2 million for the amortization of intangibles and goodwill in the same period a year ago. The decrease was attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminates the amortization of goodwill as well as only approximately one month of goodwill amortization related to the WWG Merger during the first three months of fiscal 2001.

Interest. Interest expense, net of interest income, was $72.1 million for the nine months ended December 31, 2001 as compared to $71.2 million for the same period a year ago.

Taxes. For the nine months ended December 31, 2001, the effective tax rate was not meaningful due to the provision of a $71 million valuation allowance against the Company's U.S. net deferred tax assets that was recorded in the second quarter ended September 30, 2001. (See Note E. Income Taxes.)

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

Segment Disclosure

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes and amortization ("EBITA") which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the two segments the Company operates as well as other subsidiaries that, in the aggregate, are not reportable as a segment.

                                    Three Months Ended            Nine Months Ended
                                        December 31,                 December 31,
           SEGMENT                  2001           2000           2001          2000
                                 ---------      ---------      ---------      ---------
                                                    (In thousands)
Communications test segment:
  Bookings                       $ 169,122      $ 309,154      $ 535,579      $ 781,766
  Net sales                        187,215        296,244        707,673        754,100
  EBITA                            (23,967)        41,139         25,263        100,429

Industrial computing and
 communications segment:
  Bookings                          39,788         53,384        107,940        161,550
  Net sales                         41,139         45,878        143,285        135,470
  EBITA                              1,625           (853)           (94)        (4,471)

Other subsidiaries:
  Bookings                          14,896         29,382         61,189         83,846
  Net sales                         20,431         27,860         69,239         83,385
  EBITA                              3,757          6,705         12,262         19,198

Three and Nine Months Ended December 31, 2001 Compared to Three and Nine Months Ended December 31, 2000 - Communications Test Products

Bookings for communications test products decreased to $169.1 million for the three months ended December 31, 2001 as compared to $309.2 million for the same period a year ago. For the nine months ended December 31, 2001, bookings for communications test products decreased to $535.6 million as compared to $781.8 million for the same period a year ago. The decrease is a result of the current global economic slowdown and capital spending cutbacks in the communications industry.

Net sales of communications test products were $187.2 million for the three months ended December 31, 2001 as compared to $296.2 million for the same period a year ago. For the nine months ended December 31, 2001, net sales of communications test products were $707.7 million as compared to $754.1 million for the nine months ended December 31, 2000. The decrease for the third quarter of fiscal 2002 is within all five areas of the communications test businesses, with the most significant decline for optical transport products. The decrease for the nine months ended December 31, 2001 is a result of the reduced bookings as well as the continued pressure on the Company from its customers to reduce selling prices.

EBITA for the communications test products decreased to a loss of $24.0 million for the three months ended December 31, 2001 as compared to income of $41.1 million for the same period a year ago. For the nine months ended December 31, 2001, EBITA decreased to $25.3 million as compared to $100.4 million for the same period a year ago. The decrease is primarily a result of the factors described above. In addition, the Company recorded a charge of $15 million for inventory adjustments and other reserves during the third quarter of fiscal 2002 further reducing EBITA for the periods.

Three and Nine Months Ended December 31, 2001 Compared to Three and Nine Months Ended December 31, 2000 - Industrial Computing and Communications Products

Bookings for industrial computing and communications products decreased $13.6 million to $39.8 million for the three months ended December 31, 2001 as compared to $53.4 million for the same period a year ago. For the nine months ended December 31, 2001 bookings for this segment decreased $53.7 million to $107.9 million from $161.6 million for the same period a year ago. The decrease is in part a result of the sale of ICS Advent during the quarter as well as a slight decrease in orders at Itronix, as compared to the same period last year.

Net sales of industrial computing and communications products decreased $4.8 million to $41.1 million for the three months ended December 31, 2001 as compared to $45.9 million for the same period a year ago. For the nine months ended December 31, 2001 sales within this segment increased $7.8 million to $143.3 million as compared to $135.5 million for the same period a year ago. The increase for the nine months ended December 31, 2001 was primarily due to increased shipments of Itronix's new rugged laptop PC which was introduced to the market in December 2000.

EBITA for the industrial computing and communications segment was $1.6 million for the three months ended December 31, 2001 as compared to a loss of $0.9 million for the same period a year ago. For the nine months ended December 31, 2001 EBITA was a loss of $0.1 million as compared to a loss of $4.5 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger and from the funding of working capital and capital expenditures. As of December 31, 2001, the Company had $1,088.4 million of indebtedness, primarily consisting of $275.0 million principal amount of senior subordinated notes, $787.4 million in borrowings under the Company's senior secured credit facility and $26.0 million under other debt obligations.

In addition, on January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes Due 2007 (the "Notes") to Clayton, Dubilier & Rice Fund VI Limited Partnership. The Company used the proceeds of the issuance and sale of the Notes (net of fees and expenses) to repay a portion of its indebtedness under its revolving credit facility. The amounts repaid remain available to be reborrowed by the Company. As a result of the repayment, the Company currently has $96 million of availability under its revolving credit facility.

On December 27, 2001, the Company entered into an amendment to the credit agreement (the "Amendment") governing its senior secured credit facility. Under the Amendment, the lenders under the credit agreement, among other things, agreed to waive the minimum interest coverage and maximum leverage covenants of the Company under the credit agreement through June 30, 2003 and consented to the issuance and sale of the Notes. Under the Amendment, the Company also became subject to certain additional covenants and restrictions, including, without limitation, new minimum liquidity and EBITDA requirements and additional restrictions on the Company's ability to make capital expenditures, incur and guarantee debt, make investments, optionally prepay the 9.75% Senior Subordinated Notes Due 2008 and dispose of assets. The Amendment also, among other things, adds additional prepayment requirements for certain transactions, establishes additional guarantees and pledges of collateral and increases the interest rates on loans under the senior secured credit facility by 0.75%. On June 30, 2003, the Company will again become subject to its minimum interest coverage and maximum leverage covenants under the senior secured credit agreement. The Company can make no assurance that it will be in compliance with these covenants upon such reversion.

The Company's $40 million short-term credit facility expired on December 31, 2001.

Cash Flows. The Company's cash and cash equivalents decreased $12.1 million during the nine months ended December 31, 2001.

Working Capital. For the nine months ended December 31, 2001, the Company's working capital decreased as its operating assets and liabilities provided $40.2 million of cash. Accounts receivable decreased, creating a source of cash of $92.8 million primarily due to the decrease in sales as well as enhanced efforts to reduce the number of days sales outstanding. Inventory levels decreased, creating a source of cash of net $15.5 million primarily due to increased focus on reducing overall inventory levels. Accounts payable decreased, creating a use of cash of $50.4 million primarily as a result of the Company paying accounts payable outstanding at March 31, 2001. Other current liabilities decreased, creating a use of cash of $28.0 million due in part to management incentive payments made during the first quarter of fiscal year 2002 relating to bonuses earned during fiscal 2001 as well as the payment of the semi-annual interest payment on the senior subordinated notes.

Investing activities. The Company's net investing activities totaled $10.6 million for the nine months ended December 31, 2001 due primarily to capital expenditures of $28.7 million as a result of the WWG Merger. This was offset by the sale of ICS Advent and another smaller subsidiary for gross cash proceeds of $23.8 million.

Financing Activities. The Company's financing activities provided $0.2 million in net cash during the first nine months of fiscal 2002, primarily due to additional borrowings of cash under the Company's revolving credit facility and the proceeds from the sale of common stock offset by $4.0 million in debt financing fees incurred for the Company's credit agreement amendment and the short-term credit facility.

Future Financing Sources and Cash Flows. As of December 31, 2001, the Company had $133.0 million of borrowings and $17.0 million of letters of credit outstanding under its revolving credit facility and $25 million of additional availability under the facility.

The Company's cash requirements for debt service and ongoing operations are substantial. While there can be no assurance that the Company will have sufficient funds or available funds to meet its cash needs over the next twelve months, as a result of the amendment of the senior secured credit agreement and the issuance at par of $75 million of 12% Senior Secured Convertible Notes in January 2002, the Company believes that funds generated by ongoing operations and funds available under its senior secured credit facility will be sufficient to meet its cash needs over the next twelve-month period.

In addition, the Company's future operating performance and ability to repay, extend or refinance the senior secured credit facility (including the revolving credit facility) or any new borrowings, and to service and repay or refinance the 12% Senior Secured Convertible Notes due 2007 and the 9.75% Senior Subordinated Notes due 2008, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control. These and other risks associated with the Company's business are described in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. From time to time, the Company or its affiliates may purchase debt of the Company on the open market or otherwise, subject to the terms of the Company's senior and subordinated debt agreements and depending upon market conditions.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective April 1, 2001.

In October 2001, the Financial Accounting Standards Board Statement of Financial Accounting Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

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

At December 31, 2001, the Company had $787.4 million of variable rate debt outstanding, which represents approximately 72% of the Company's total outstanding debt. The Company currently has one interest rate swap contract with notional amounts totaling $130 million which fixed its variable rate debt to a fixed interest rate for periods of two years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate.

At December 31, 2001, the swap contract currently outstanding and the swap contract that expired had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first nine months of fiscal 2002 of $1.0 million. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of December 31, 2001, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $0.2 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $0.2 million on an annual basis.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the nine months ended December 31, 2001 was 8.1%. Interest rates are at historically low rates and an increase in interest rates in the future could have a material impact on the results of operations and financial position of the Company. An increase of 100 basis points in interest rates would increase interest expense by approximately $8.0 million on an annual basis.

PART II. Other Information

Item 1.  Legal Proceedings

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company's operations or financial position.

In 1994, the Company sold its radar detector business to Whistler Communications of Massachusetts. On June 27, 1996, Cincinnati Microwave, Inc. ("CMI"), filed an action in the United States District Court for the Southern District of Ohio against the Company and Whistler Corporation, alleging willful infringement of CMI's patent for a mute function in radar detectors. On September 26, 2000, the Federal District Court Judge granted the Company's motion for partial summary judgment on the affirmative defense of laches, and the case was administratively terminated. The decision was appealed by CMI, and on December 17, 2001, the United States Court of Appeals for the Federal Circuit affirmed the ruling in favor of the Company by the Federal District Court.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 4.  Submission of Matters to a Vote

         None

Item 5.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               (1) The Company filed a Current Report on Form 8-K dated December 27, 2001 relating to the Company's issuance and sale of $75 million aggregate principal amount of 12% Senior Secured Convertible Notes Due 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACTERNA CORPORATION


Date February 13, 2002                       /s/ JOHN D. RATLIFF
                                             -----------------------------------
                                             John D. Ratliff
                                             Senior Vice President and Chief
                                             Financial Officer


Date February 13, 2002                       /s/ ROBERT W. WOODBURY, JR.
                                             -----------------------------------
                                             Robert W. Woodbury, Jr.
                                             Vice President, Corporate
                                             Controller and Principal Accounting
                                             Officer