Form 10-K
period 2002-03-31
ACTERNA CORP
filed 2002-06-18
CIK 30841

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from________ to ___________

                        Commission file number 000-07438
                               Acterna Corporation

             (Exact name of registrant as specified in its charter)

              DELAWARE                                04-2258582
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification Number)

                             20400 Observation Drive
                              Germantown, MD 20876
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (301) 353-1550

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share

                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No__.
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At May 31, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $ 49,185,556

 At May 31, 2002, there were 192,247,507 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

The Company is currently managed in four business segments: communications test, industrial computing and communications, AIRSHOW, and da Vinci.

The communications test segment develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks and equipment. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services, and video delivery. Industrial computing and communications (Itronix) provides portable computer products to the ruggedized personal computer market. AIRSHOW provides systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW systems are marketed to commercial airlines and private aircraft owners. da Vinci provides digital color enhancement systems used in the production of television commercials and programming. da Vinci's products are sold to post-production and video production professionals and producers of content for standard- and high-definition television market.

The information presented in this Report reflects the sale of ICS Advent. The Company previously reported the industrial computing and communications segment as discontinued operations. This segment was comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary (See Note F. Acquisitions and Divestitures to the Consolidated Financial Statements) and due to market conditions, decided to retain the Itronix business. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix within continuing operations. The Balance Sheet at March 31, 2001 reflects the net assets of ICS Advent classified as net assets held for sale. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

On June 13, 2002, the Company signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and consent of the Company's lenders under its Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business.

The Company's principal offices are located at 20400 Observation Drive, Germantown, Maryland 20876. Unless the context otherwise requires, the "Company" or "Acterna" refers to Acterna Corporation and its subsidiaries. Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI"), each of which are investment partnerships managed by

Clayton, Dubilier & Rice, Inc. ("CDR"), collectively held approximately 80.1% of the Company's common stock at March 31, 2002.

The current global economic downturn has exacerbated the severe downturn in the Company's communications test segment and in its other businesses. As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices. The downturn in the communications test business results from among other things a significant decrease in network expansion activity and capital spending generally by the Company's telecommunications customers. The dramatic slowdown is reflected in the company's bookings decline to approximately $175.3 million for the fourth quarter of fiscal 2002, which is down from approximately $223.8 in the third quarter of fiscal 2002, and down significantly from approximately $425.4 million in the fourth quarter of fiscal 2001.

In response to this decline in product demand and the downturn in the Company's markets generally, the Company has been and is continuing to implement cost reduction programs aimed at aligning its ongoing operating costs with its currently expected revenues over the near term. For example, at the end of the fourth quarter of fiscal 2002, the Company's headcount was 4,973, down from 6,380 at the beginning of fiscal 2002. In addition, the Company relocated its corporate headquarters from Burlington, Massachusetts to Germantown, Maryland.

Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions in order to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility. (See Note B. Liquidity, to the Company's Consolidated Financial Statements.) These cost reduction programs include among other things: an additional reduction of 400 employees, a reduction of new hires, reductions to employee compensation, consolidation of identified facilities and an exit from certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003 and are intended to reduce costs by an estimated $75 million in fiscal 2003. These new actions coupled with the fourth quarter restructuring programs will result in reducing headcount to approximately 4,100 employees by the third quarter of fiscal 2003.

Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues or be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

On December 27, 2001 the Company amended its Senior Secured Credit Facility to, among other things, waive the Company's minimum interest coverage and maximum leverage covenants through June 30, 2003 and to impose new minimum liquidity and EBITDA requirements. (See Note K. Notes Payable and Debt, to the Company's Consolidated Financial Statements contained elsewhere in this report.) As of March 31, 2002, the Company was in compliance with the covenants under its Senior Secured Credit Facility as amended.

The Company's cash requirements for debt service and ongoing operations are substantial. The Company's debt obligations are also substantial. (See Note B. Liquidity, to the Consolidated Financial Statements.) As a result of the amendment of the Senior Secured Credit Facility and the issuance at par of $75 million of 12% Senior Secured Convertible Notes in January 2002, the Company believes that funds generated by ongoing operations and funds available under its Senior Secured

Credit Facility will be sufficient to meet its cash needs over the next twelve-month period ended March 31, 2003.

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

The Company's test and management systems currently support a wide array of transmission technologies, protocols and standards, including:

..    optical transmission, including SONET/SDH and DWDM equipment;

..    broadband access technologies, including xDSL and HFC cable;

..    data services, including IP, ATM and frame relay;

..    wireless telephony and wireless broadband access; and

..    traditional voice and time division multiplexed (TDM) services.

The Company's products are designed to address its customers' desire to deploy new technologies and provide new services rapidly, optimize utilization of existing networks, decrease operating and maintenance costs and improve service reliability. The Company's products address the challenges of deploying and managing a variety of technologies and segments of a network including optical transmission systems, data services, voice services, wireless service, cable services, and video delivery.

The Company markets to three primary groups of customers: communications service providers, communications equipment manufacturers and service users. Communications service providers rely on the Company's products and services to configure, test and manage network elements and the traffic that runs across the network. Equipment manufacturers rely on these products to shorten the product development phase and verify the proper functioning of their products during final assembly and to monitor the performance of their products during installation and maintenance in their customers' networks. Finally, service users rely on these products to ensure the proper functioning of their communications networks. The instruments, systems, and services described below offer focused solutions to these customer-specific needs.

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

Systems. The Company's systems are test and management devices that reside in its customers' communication networks. They can be accessed remotely using an intelligent terminal and allow multiple users to simultaneously perform specific communications test and management functions. Typically, these systems consist of hardware and software components that are derived from core instrument products. Using an integrated test and management system, the Company's customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, thereby simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians in their network operations center can have access to the test systems within the network and perform simultaneous test and monitoring functions on one or more systems, either manually or in an automated fashion. These capabilities decrease the need for technicians to make on-site service calls and allow service providers to respond to potential network faults proactively. In tandem with the core instrument products, the Company's software components help assess the quality of the services, or QoS, delivered. QoS refers to the achievement of specific performance benchmarks defined by agreements between communications service providers and the customer. These agreements are commonly called service level agreements, or SLAs, and specify such things as network availability, maximum allowable transmission latencies, guaranteed levels of bandwidth or maximum acceptable data loss. The Company's applications allow service providers and users to track SLAs more readily. Customers typically begin using the Company's instruments for initial deployments and start using systems within a year of the completion of deployment. By reusing the technology from its instrument products, the Company is able to enter new markets rapidly with new test and monitoring functionality that is very similar, in scope, to the existing instrument functions. The Company expects that a growing proportion of sales will be derived from its systems products.

Services. The Company offers a range of product support and professional services geared to comprehensively address its customers' requirements. The Company provides repair, calibration and software support services for its products and also provides technical assistance on a global basis for a wide array of test equipment. In addition, the Company offers customers training services that are aimed at both product and technology areas. Project management services are an integral part of the professional service offerings. These professional services are provided in conjunction with system integration projects that include installation and implementation services. Custom software and interface development are key offerings that build upon process consulting and software development expertise. The Company provides both product and process consulting to its customers.

Industrial Computing and Communications

Itronix, headquartered in Spokane, WA, is a global provider of mobile, wireless, ruggedized computing solutions, including laptop and handheld computing devices. Itronix also provides a wide range of support services including long-term maintenance contracts, implementation support, product installation, and asset management.

Itronix offers a broad product and service line, including computing devices across the full continuum of semi-rugged to fully-rugged configurations. Itronix products and services are sold worldwide through its direct sales force as well as resellers and manufacturers representatives.

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

The AIRSHOW Network, which delivers to passengers of private aircraft text-based network broadcasts of stock quotes, news briefs, business updates, and customized financial reports. AIRSHOW currently has agreements to provide up-to-the-minute content from CNN, Wall Street Journal Interactive, Bloomberg, SportsTicker and Intellicast weather products; and

AIRSHOW TV, which provides direct broadcast satellite TV to corporate aircraft.

On June 13, 2002, the Company signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and consent of the Company's lenders under its Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business.

da Vinci Systems

da Vinci manufactures and sells digital color correction systems used by video post-production and commercial production facilities to correct and enhance color saturation levels as video images are transferred from film to video tape for editing and distribution. da Vinci systems are sold worldwide through its direct sales force in the United States, as well as in conjunction with manufacturers of related products. da Vinci benefits from changes in technology such as the transition from analog to digital production systems and digital high-definition television, or HDTV, broadcast standards.

MANUFACTURING

The Company manufactures a portion of its products and outsources to third parties a portion of its manufacturing activities, such as the assembly of printed circuit boards and the fabrication of some mechanical parts. The Company generally performs its own final assembly and testing of its products. The Company operates 11 manufacturing and assembly facilities worldwide. All the facilities are certified in ISO 9001. In addition, one facility is certified TL 9000. In 1996, the Company received ISO 14001 certification, which relates to environmental compliance in Germany.

The components used to build the Company's products are generally available from a number of suppliers. The Company relies on a number of limited-source suppliers for specific components and parts. Although the Company has entered into long-term purchasing contracts with some of these suppliers, the Company cannot assure that these suppliers will be able to meet the Company's needs or that component shortages will not be experienced. If the Company was required to locate new suppliers or additional sources of supply, a disruption in operations could occur or additional costs could be incurred in procuring required materials. Due to the long lead times and exclusive nature of some of the components purchased by its suppliers, the Company may have contractual obligations to purchase some of this inventory from certain suppliers.

COMPETITION

The markets for communications test products and services are rapidly evolving and highly competitive. The principal competitive factors affecting the business include:

     .  quality and breadth of product offerings;

     .  adaptability to evolving technologies and standards;

     .  speed of new product introductions;

     .  depth and breadth of customer relationships;

     .  price and financing terms;

     .  research and design capabilities;

     .  scale of installed base;

     .  technical support training and customer service training;

     .  strength of distribution channels; and

     .  product scalability and flexibility.

The Company believes it competes favorably with respect to the above factors. Its principal competitors in the communications test and management markets include Agilent Technologies, Tektronix, Spirent and Anritsu. The Company also competes with a number of other companies that offer products that address discrete portions of its markets, including EXFO Electro-Optical Engineering, Sunrise Telecom, Inc., Digital Lightwave, and Ixia. Some of these competitors have greater sales, marketing, research and financial resources than the Company does. In addition, new competitors with significant market presence and financial resources may enter markets that the Company competes in and reduce its market share.

CUSTOMERS

The Company markets its communication test products to three primary groups of customers: communications service providers, equipment manufacturers and service users.

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

Itronix products and services are sold to customers with wireless mobile computing needs in the communication, home and business services, utility, insurance, emergency services, military, and field service markets.

da Vinci systems are sold to video post-production and commercial production facilities.

None of the Company's customers represented more than 10 percent of its sales during fiscal 2002. The Company is not dependent upon any one customer, or group of customers, to the extent that the loss of such customers would have a material adverse effect on the Company.


SALES, MARKETING AND CUSTOMER SUPPORT

The Company's communications test products and services are primarily sold through its direct sales force. In addition, the Company's communications test products and services are sold through third party distributors and sales representatives in areas where direct sales efforts are less developed. Through distributors, sales representatives and its direct sales force, the Company has a presence in over 80 countries. In addition, the Company uses the Internet, advertisements in the trade press, direct mail, seminars, trade shows and quarterly newsletters to raise awareness of its products.

The Company's communications test sales and marketing staff consists primarily of engineers and technical professionals. They undergo extensive training and ongoing professional development and education. The skill level of the sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, the Company's frequent dialogue with its customers provides it with valuable input on systems and features they desire in future products. The Company's consultative sales approach and product and market knowledge differentiates its sales force from those of its primary competitors.

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

SEASONALITY; BACKLOG


As a result of purchasing patterns of the Company's telecommunications customers, which tend to place large orders periodically, typically during the third quarter and at the end of the Company's fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

The Company estimates that its backlog of orders at March 31, 2002 and 2001 was approximately $213.1 million and $487.2 million, respectively. The decrease in backlog is primarily a result of the downturn in the communications test industry. The Company expects it will be able to fill the majority of the backlog during fiscal 2003.


PRODUCT DEVELOPMENT

For the year ended March 31, 2002, the Company invested approximately $160.2 million in research and development activities of which approximately $130.1 million applied to the Company's communications test segment.

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

INTERNATIONAL

The Company maintains manufacturing facilities and sales subdivisions or branches for its communications test business in major countries in Europe, and sales subdivisions in Latin America and Asia and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company's foreign sales (excluding WWG in fiscal 2000 and including exports from North America directly to foreign customers) were approximately 12%, 39%, and 42% of consolidated net sales in fiscal 2000, 2001 and 2002, respectively. Accordingly, the Company's domestic sales were 88%, 61% and 58% of consolidated net sales in fiscal 2000, 2001 and 2002, respectively.

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

EMPLOYEES

As of March 31, 2002, the Company employed approximately 4,973 persons. Some of the European employees are members of a workers' council, principally due to applicable legal requirements in the jurisdictions in which they work. However, none of the Company's other employees are represented by labor unions and the Company believes its employee relations are good.


ITEM 2.  PROPERTIES.

The following table describes the Company's largest design and manufacturing facilities. The Company also has sales offices and facilities in Europe, South America and elsewhere.

        Location                                     Square        Title
                                                     Feet

        Eningen, Germany                             779,000       Owned
        Germantown, Maryland                         272,000       Leased
        Indianapolis, Indiana                        140,000       Leased
        Bradenton, Florida                           124,000       Leased
        Research Triangle Park, North Carolina        93,100       Leased
        Plymouth, United Kingdom                      86,400       Owned
        San Diego, California                         62,368       Leased
        Tustin, California                            52,000       Leased
        Munich, Germany                               51,000       Leased
        Research Triangle Park, North Carolina        50,800       Leased
        Kirkland, Washington                          50,500       Leased
        Liberty Lake, Washington                      41,000       Leased
        Spokane, Washington                           35,000       Leased
        Coventry, England                             30,000       Leased

The Company believes its facilities are in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company's business, operations or financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 2002, in connection with the issuance and sale by Acterna LLC on January 15, 2002 of $75 million aggregate principal amount of 12% Senior Secured Convertible Notes Due 2007 (the "Convertible Notes") to Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI"), Fund VI and Clayton, Dubilier & Rice Fund V Limited Partnership, as holders of approximately 80% of the outstanding Common Stock of the Company, approved by written consent the conversion features of the Convertible Notes. Consent was not solicited from any other stockholder. The effective date of the stockholder approval was March 29, 2002. For more information concerning the Convertible Notes, see Note K. Notes Payable and Debt to the Consolidated Financial Statements of the Company. For more information concerning the stockholder approval of the conversion features of the Convertible Notes, see the Company's Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 22, 2002.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the NASDAQ National Market under the symbol "ACTR". From May 21, 1998 to November 8, 2000, the common stock was traded on the over-the-counter market under the symbol "DYNA". Since November 9, 2000, the common stock has been trading on the NASDAQ National Market. The Company has filed to transfer from the NASDAQ National Market to the NASDAQ Small Cap Market. The Company expects the transfer to occur in June 2002. As of March 31, 2002, there were 581 registered holders of the common stock and the price of the common stock on the NASDAQ was $1.50. The following table sets forth the high and low sales prices of the Company's common stock on the over-the-counter market and the NASDAQ National Market for each quarterly period within the two most recent fiscal years.


         Quarter Ended                         High              Low

         March 31, 2002                    $   3.99          $   1.48
         December 31, 2001                     4.71              2.40
         September 30, 2001                   11.00              2.43
         June 30, 2001                        13.15              3.25
         March 31, 2001                       21.44              6.00
         December 31, 2000                    29.13              7.81
         September 30, 2000                   41.38             16.44
         June 30, 2000                        20.25              8.00


Since April 1, 1995, the Company has not declared or paid cash dividends to the holders of common stock. The Company intends to retain earnings for use in the operation and expansion of its business. In addition, restrictions in the Company's credit agreements limit the Company's ability to pay cash dividends.

The following table sets forth information concerning compensation plans previously approved by security holders and not previously approved by security holders.

                                     Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------
                                                 Number of          Weighted-average    Number of securities
         Plan Category                         securities to            exercise         remaining available
                                                 be issued              price of                 for
                                                    upon              outstanding       future issuance under
                                                exercise of        options, warrants     equity compensation
                                            outstanding options,       and rights               plans
                                                  options                               (excluding securities
                                                  warrants                                   reflected in
                                                    and                                       column (a))
                                                   rights                                         (c)

                                                    (a)                   (b)
--------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by          37,732,018              $4.45               18,017,982
              security
              holders

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
        Equity compensation plans                         0                  0                        0
         not approved by security
                 holders
--------------------------------------------------------------------------------------------------------------

                  Total                          37,732,018              $4.45               18,017,982

--------------------------------------------------------------------------------------------------------------

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




   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2002 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2002, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.



   ITEM 11. EXECUTIVE COMPENSATION.

   Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2002 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2002, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2002 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2002, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company's definitive Proxy Statement relating to its fiscal 2002 Annual Meeting of Stockholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2002, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial statements

The following financial statements and schedules of the Company are included as Appendix C to this Report.

        I.     Report of Independent Accountants.
        II.    Consolidated Balance Sheets-March 31, 2002 and 2001.
        III. Consolidated Statements of Operations-Fiscal Years Ended March 31, 2002, 2001, and 2000.
        IV. Consolidated Statements of Stockholders' Deficit-Fiscal Years Ended March 31, 2002, 2001, and 2000.
        V. Consolidated Statements of Cash Flows-Fiscal Years Ended March 31, 2002, 2001, and 2000.
        VI.    Notes to Consolidated Financial Statements.

        (2)    Financial Statements schedule - Schedule II

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(b) Reports on Form 8-K

        Current Report on Form 8-K concerning the issuance and sale by Acterna LLC, a Delaware limited liability company that is wholly-owned and controlled by Acterna Corporation, of $75,000,000 aggregate principal amount 12% Senior Secured Convertible Notes due 2007 to Clayton, Dubilier & Rice Fund VI Limited Partnership, filed with the SEC on January 16, 2002.

       Current Report on Form 8-K concerning the sale of AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment, filed with the SEC on June 14, 2002.

(c)  Exhibits

The exhibits that are filed with this report or that are incorporated herein by reference are set forth in Appendix D.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ACTERNA CORPORATION

June 18, 2002                                   By: /s/ Ned C. Lautenbach
                                                  -----------------------
                                                Chairman and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ned C. Lautenbach        Chairman of the Board, Chief          June 18, 2002
---------------------        Executive Officer and Director
Ned C. Lautenbach

/s/ John R. Peeler           Corporate Vice President, President   June 18, 2002
------------------           and Director
John R. Peeler

/s/ John D. Ratliff          Corporate Vice President, Chief       June 18, 2002
-------------------          Financial Officer
John D. Ratliff

/s/ Robert W. Woodbury, Jr. Corporate Vice President, Controller June 18, 2002 --------------------------- (Principal Accounting Officer)
Robert W. Woodbury, Jr.

/s/ Brian D. Finn            Director                              June 18, 2002
-----------------
Brian D. Finn

/s/ Donald Gogel             Director                              June 18, 2002
----------------
Donald Gogel

/s/ Allan M. Kline           Director                              June 18, 2002
------------------
Allan M. Kline

/s/ Marvin L. Mann           Director                              June 18, 2002
------------------
Marvin L. Mann

/s/ William O. McCoy         Director                              June 18, 2002
--------------------
William O. McCoy

/s/ Victor A. Pelson         Director                              June 18, 2002
--------------------
Victor A. Pelson

/s/ Brian H. Rowe            Director                              June 18, 2002
-----------------
Brian H. Rowe

/s/ Richard J. Schnall       Director                              June 18, 2002
----------------------
Richard J. Schnall

/s/ Peter M. Wagner          Director                              June 18, 2002
-------------------
Peter M. Wagner

                                                                      APPENDIX A


                 Selected Historical Consolidated Financial Data

     The following tables set forth selected historical consolidated financial data of the Company for the five fiscal years ended March 31, 2002 which, as of March 31, 2002 and 2001 and for the three years in the period ended March 31, 2002, have been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements, and related notes thereto, of the Company contained elsewhere in this report.

                                                           Years Ended March 31,
                                                           2002           2001*          2000          1999         1998
                                                        ----------     ----------     ---------     ---------    ----------
                                                        (Amounts in thousands, except per share data)
RESULTS OF OPERATIONS
Net sales                                               $1,132,661     $1,366,257     $ 656,601     $ 522,854    $  472,948
Cost of sales                                              540,048        606,860       285,531       228,572       205,522
                                                        ----------     ----------     ---------     ---------    ----------
Gross profit                                               592,613        759,397       371,070       294,282       267,426

Selling, general and administrative expense                444,387        486,598       192,286       149,926       138,310
Product development expense                                160,219        168,117        75,398        54,356        54,995
Amortization of intangibles                                 42,271        120,151        12,326         6,228         5,835
Restructuring expense                                       33,989            ---           ---           ---           ---
Impairment of net assets held for sale                      17,918            ---           ---           ---           ---
Goodwill impairment                                          3,947            ---           ---           ---           ---
Impairment of acquired intangible assets                   151,322            ---           ---           ---           ---
Recapitalization and other related costs                       ---          9,194        27,942        43,652           ---
Purchased incomplete technology                                ---         56,000           ---           ---           ---
                                                        ----------     ----------     ---------     ---------    ----------
Operating income (loss)                                   (261,440)       (80,663)       63,118        40,120        68,286

Interest expense                                           (96,625)      (102,158)      (51,949)      (46,198)       (1,221)
Interest income                                              1,625          3,322         2,373         3,398         3,012
Other income (expense), net                                 (7,615)        (4,491)         (720)       15,959           730
                                                        ----------     ----------     ---------     ---------    ----------
Income (loss) from continuing operations
 before income taxes and extraordinary item               (364,055)      (183,990)       12,822        13,279        70,807

Provision for (benefit from) income taxes                      799        (12,793)        6,810         6,834        29,031
                                                        -----------    ----------     ---------     ---------    ----------
Income (loss) from continuing operations before
extraordinary item                                        (364,854)      (171,197)        6,012         6,445        41,776
Income (loss) from discontinued
   operations                                              (10,039)        10,039           ---           ---           ---
                                                        ----------     ----------     ---------     ---------    ----------
Income (loss) before extraordinary item                   (374,893)      (161,158)        6,012         6,445        41,776
Extraordinary item, net of income tax
 benefit of $6,603                                             ---        (10,659)          ---           ---           ---
                                                        ----------     ----------     ---------     ---------    ----------
Net income (loss)                                       $ (374,893)    $ (171,817)    $   6,012     $   6,445    $   41,776
                                                        ==========     ==========     =========     =========    ==========
Net income (loss) per common share-basic:
   Continuing operations                                $    (1.90)    $    (0.93)    $    0.04     $    0.05    $     2.04
   Discontinued operations                                   (0.05)          0.06           ---           ---           ---
   Extraordinary item                                          ---          (0.06)          ---           ---           ---
                                                        ----------     ----------     ---------     ---------    ----------
                                                        $    (1.95)    $    (0.93)    $    0.04     $    0.05    $     2.04
                                                        ==========     ==========     =========     =========    ==========

Net income (loss) per common share-diluted:

   Continuing operations                                $    (1.90)    $    (0.93)    $    0.04     $    0.05     $    1.96
   Discontinued operations                                   (0.05)          0.06           ---           ---           ---
   Extraordinary item                                          ---          (0.06)          ---           ---           ---
                                                        ----------     ----------     ---------     ---------     ---------
                                                        $    (1.95)    $    (0.93)    $    0.04     $    0.05     $    1.96
                                                        ==========     ==========     =========     =========     =========
Weighted average number of shares:
   Basic                                                   191,868        183,881       148,312       129,596        20,493
   Diluted                                                 191,868        183,881       162,273       136,004        21,272
                                                        ==========     ==========     =========     =========     =========
BALANCE SHEET DATA
 Net working capital                                    $  103,626     $  184,657     $  39,125     $  55,498     $ 117,791
 Total assets                                           $1,014,556     $1,382,979     $ 463,649     $ 348,104     $ 288,130
 Long-term debt                                         $1,056,062     $1,056,383     $ 572,345     $ 504,151     $      83
 Stockholders' equity (deficit)                         $ (436,775)    $  (80,977)    $(296,675)    $(316,440)    $ 202,119
 Shares of stock outstanding                               192,248        190,953       122,527       120,665        16,864
 Stockholders' equity (deficit) per share               $    (2.27)    $    (0.42)    $   (2.42)    $   (2.62)    $   11.99

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

OVERVIEW

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

Unless otherwise noted, the information presented in this Appendix B reflects the business of the Company and its subsidiaries, including the results of operations of the businesses the Company has acquired during fiscal 2002. Wavetek Wandel Goltermann, Inc. ("WWG")'s results of operations are included in the statements of operations since May 23, 2000; Cheetah Technologies ("Cheetah")'s results of operations are included since August 23, 2000. Applied Digital Access, Inc. ("ADA")'s results of operations are included since November 3, 1999. The results of ICS Advent are included through October 31, 2001, the date it was sold by the Company. The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) include forward-looking statements, as described below in greater detail in "Forward-Looking Statements."

Business Segments

The Company reports its results of operations in four business segments that the Company refers to as communications test, industrial computing and communications, AIRSHOW and da Vinci.

The communications test segment develops, manufactures and markets instruments, systems and services to test, deploy, manage and optimize communications networks, equipment and services.

The industrial computing and communications segment provides computer products to the ruggedized computer market. This segment was comprised of two subsidiaries: ICS Advent and Itronix. On October 31, 2001, the ICS Advent subsidiary was disposed through a sale, See Note F. Acquisitions and Divestitures to the Consolidated Financial Statements. ICS Advent sold computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers.

AIRSHOW is a provider of systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW markets its systems to commercial airlines and private aircraft owners. On June 13, 2002, the Company signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and consent of the

Company's lenders under its Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business.

da Vinci Systems, Inc. ("da Vinci") provides digital color enhancement systems used in the production of television commercials and programming. da Vinci's products are sold to post-production and video production professionals and producers of content for standard- and high-definition television markets.

Related Party

The Company's controlling stockholders are Clayton, Dubilier & Rice Fund V Limited Partnership ("CDR Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI", collectively the "CDR Funds"). The CDR Funds are managed by Clayton, Dubilier & Rice, Inc. ("CDR"), an investment management firm, and collectively held approximately 80.1% of the outstanding shares of common stock of the Company at March 31, 2002.

On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") to CDR Fund VI. Interest on the Convertible Notes is payable semi-annually in arrears on each March 31/st/ and September 30/th/, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Company's Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries.

The Company used the net proceeds of $69 million from the issuance and sale of the Convertible Notes (net of fees and expenses) to repay a portion of its indebtedness under its Revolving Credit Facility. The amounts repaid remain available to be re-borrowed by the Company. As a result of the repayment, the Company had $95 million of availability under its Revolving Credit Facility as of March 31, 2002. (For additional information concerning the Convertible Notes see Note K. Notes Payable and Debt, to the Company's Consolidated Financial Statements included elsewhere in this report.)

The Company paid an annual management fee to CDR totaling $ 1.6 million, $0.5 million and $0.5 million in the three fiscal years ending March 31, 2002, 2001 and 2000, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes.

In connection with the merger (the "WWG Merger") between a subsidiary of the Company and Wavetek Wandel Goltermann, Inc. ("WWG") in May 2000 and the concurrent establishment of the Company's new Senior Secured Credit Facility, the Company paid CDR $6.0 million for services provided in connection with the WWG Merger and the related financing, of which $3.0 million has been allocated to deferred debt issuance costs and $3.0 million allocated to additional paid-in capital in connection with the rights offering to the Company's other stockholders undertaken by the Company in June 2000.

On May 19, 1999, Ned C. Lautenbach, a principal of CDR, became the Company's Chairman and Chief Executive Officer. Mr. Lautenbach has not received direct compensation from the Company for these services. However, his compensation for any services is covered in the above mentioned management and consulting arrangement.

Asset Impairment

The current global economic slowdown and a downturn in the telecommunications industry has negatively impacted the Company's communications test segment as well as its other businesses. As in past downturns, the Company is experiencing diminished product demand, excess manufacturing capacity and erosion of average selling prices. In the fourth quarter of fiscal 2002, the Company's bookings decreased to approximately $175.3 million, which included $28 million of de-bookings originally booked in the fourth quarter of fiscal 2001, from approximately $223.8 million in the third quarter, and down significantly from approximately $425.4 million in the fourth quarter of fiscal 2001 (excluding bookings related to ICS Advent). At present, the Company cannot predict the duration or severity of this downturn, but based on the current bookings trends, the Company expects fiscal 2003 revenue in its communications test segment to be down substantially as compared with fiscal 2002. During the fourth quarter of fiscal 2002, as a result of the substantial declining financial performance in the communication test segment and resulting reduced expectations for future revenues and earnings, management performed an assessment of the carrying values of long-lived assets within the communications test segment. This assessment resulted in the impairment of acquired intangible assets (principally core technology) and a pre-tax charge of $151.3 million was recorded. (See Note H. Acquired Intangible Assets)

Cash and Debt Service

During the year ended March 31, 2002, the Company took actions to reduce its operating costs by reducing its existing workforce and by disposing of its ICS Advent subsidiary, which was a business not considered strategic. The Company also issued and sold at par $75 million aggregate principal amount of the Convertible Notes to CDR Fund VI and used the net proceeds to repay a portion of its debt under its Revolving Credit Facility, which amounts remain available to be re-borrowed by the Company. In addition, during the fourth quarter of the fiscal year ended March 31, 2002, new U.S. tax legislation was enacted that increased the period over which net operating losses may be carried back, from two years to five. As a result, the Company obtained a refund during the first quarter of fiscal 2003 of approximately $61 million of taxes paid in prior years. The Company currently anticipates that its available cash coupled with funds available under its current borrowing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements through March 31, 2003. The Company's continuing operations beyond March 31, 2003 is dependent upon its ability to achieve significant operating profitability and cash flows from operations to fund the business and its ability to repay, extend or refinance the senior secured credit facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance the Convertible Notes and the Senior Subordinated Notes. There is no assurance that the Company will be able to achieve this level of operating profitability and cash flows from operations or repay, extend or refinance its debt. In the event its operations are not profitable or do not generate sufficient cash to fund the business, the Company may fail to comply with its restrictions, covenants and other obligations under the Credit Facility, which could result in a default. This could result in the Company's Lenders requiring immediate repayment of debt and could limit the availability of borrowings under the current borrowing facility. The Company may have to immediately find other sources of capital and further substantially reduce its level of operations.

Beyond March 31, 2003, based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current capital structure will need to be renegotiated, extended or refinanced. There can be no guarantee that in the event the Company is required to extend, refinance or repay its debt, that new or additional sources of financing will be available or will be available on terms acceptable to the Company. Inability to repay the debt obligations or source alternative finance will likely have a material negative impact on the business, financial position and results of operations of the Company.

The Company's future operating performance and ability to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance the Convertible Notes and the Senior Subordinated Notes, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control.

Restructuring Activity

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. At the end of the fourth quarter of fiscal 2002, the Company's headcount was 4,973 (down from 6,380 at the beginning of fiscal 2002), and the corporate headquarters was relocated from Burlington, Massachusetts to Germantown, Maryland. Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions in order to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility. (See Note B. Liquidity, to the Company's Consolidated Financial Statements.) These cost reduction programs include among other things: an additional reduction of 400 employees, a reduction of new hires, reductions to employee compensation, consolidation of identified facilities and an exit from certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003 and are intended to reduce costs by an estimated $75 million in fiscal 2003. These new actions coupled with the fourth quarter restructuring programs will result in reducing headcount to approximately 4,100 employees by the third quarter of fiscal 2003. The Company believes that the cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs would be required in the future.

During the fiscal year ended March 31, 2002, the Company recorded $34.0 million of restructuring charges, related to three restructuring plans, as a result of the cost reduction programs mentioned above. Details of these restructuring plans and the associated charges are described below:

On August 1, 2001 the Company announced a comprehensive cost reduction program that included a reduction of: (1) approximately 400 jobs worldwide; (2) expenditures on outside contractors and consultants; (3) operating expenses; and
(4) manufacturing costs through procurement programs to lower materials costs. The Company expected these steps to result in annualized cost savings in excess of $50 million. As a result of these measures, the Company terminated 328 employees and recorded a charge of $8.0 million relating primarily to severance in the second quarter of fiscal 2002.

In October 2001, the Company announced an expanded cost reduction plan which included (1) a reduction of 500 additional positions, excluding the employees of the sold ICS Advent subsidiary; (2) consolidating certain of its development and marketing offices;
(3) instituting a reduced workweek at selected manufacturing locations; (4) reducing capital expenditures, and (5) the relocation of its corporate headquarters. The Company incurred a restructuring charge of $9.3 million for this plan, primarily related to severance.

During the fourth quarter of 2002, the Company announced additional cost reduction plans, which included (1) a reduction of approximately 400 jobs nationwide; and (2) consolidation of certain Itronix facilities located abroad. As a result the Company incurred a restructuring charge of $16.7 million during the fourth quarter of 2002.

During the fiscal year ended March 31, 2002, the Company paid approximately $19.4 million in severance and other related costs. At March 31, 2002 approximately $14.6 million was left to be paid for the restructuring programs, which the Company anticipates will be paid primarily during the first half of fiscal 2003. (See Note G. Restructuring to the Consolidated Financial Statements.)

A summary of restructuring actions taken during fiscal 2002 are outlined as follows:

                            For The Twelve Months Ended March 31, 2002
                                Balance                                 Balance
                               March 31,                               March 31,
                                 2001         Expense     Paid           2002
                              ----------      -------     ----       -----------

      Workforce-related     $      ---       $ 31,737   $(17,972)   $     13,765
      Facilities                   ---          1,134       (763)            371
      Other                        ---          1,118       (692)            426
                            ------------     --------   --------    ------------
      Total                 $      ---       $ 33,989   $(19,427)   $     14,562
                            ============     ========   ========    ============

Discontinued Operations

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications business segment, which segment consisted of the Company's ICS Advent and Itronix Corporation subsidiaries. In October 2001, the Company divested its ICS Advent subsidiary (See Note F. Acquisitions and Divestitures to the Consolidated Financial Statements) and due to market conditions, decided to retain the Itronix business. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix within continuing operations. The Balance Sheet at March 31, 2001 reflects the net assets of ICS Advent classified as net assets held for sale. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

Critical Accounting Policies

Acterna's significant accounting policies are presented within Note E. (Summary of Significant Accounting Policies) of the Consolidated Financial Statements. While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company's financial condition and results of operations and require the Company's management's most difficult, subjective or complex judgments and estimates. Actual results could differ from those estimates. Management believes the policies that fall within this category are the policies on revenue recognition, receivables, inventory, long-lived asset valuation, accounting for income taxes, accounting for employee pension plans and warranty.

Revenue

The Company derives revenue, principally, from the sale of products. The Company recognizes revenue when it is earned, which is determined to be when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and the risk of loss has been transferred to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue on long-term contracts is recognized using the completed contract basis or the percentage of completion basis, as appropriate. Profit estimates on long-term contracts are revised periodically based on changes in estimates of costs to be incurred and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based upon completion of defined phases of work.

Revenue from software sales is generally recognized upon delivery provided that a contract has been executed, there are no uncertainties regarding customer acceptance and that collection of the related receivable is probable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

Revenue recognition involves judgments, and assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. The Company analyzes various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized.

Receivables

Accounts receivable and notes receivable are evaluated based upon the credit-worthiness of customers and the age of historical balances and historical experience. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Inventory

Inventory values are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company's inventory includes raw materials, work in process, finished goods and demonstration equipment. The Company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. The Company reserves the entire value of all obsolete items. The Company determines excess inventory based upon current and forecasted usage, and a reserve is provided for the excess inventory. Such estimates are difficult to make under current economic conditions. If actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. If actual market conditions are more favorable than anticipated, our cost of sales will be lower than expected in that period.

Long-Lived Assets

Property, plant and equipment, goodwill and intangible, and other long-lived assets are evaluated based upon various factors, including the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. The Company assesses impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers include among others the following:

.. Significant under-performance relative to expected historical or projected future operating results;

.. Significant changes in the manner of the Company's use of the acquired assets or the strategy for our overall business;

..  Significant negative industry or economic trends; and

..  The Company's market capitalization relative to book value.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures impairment based on one of two methods. For assets related to ongoing operations the Company plans to continue, the Company uses a projected undiscounted cash flow method to determine if impairment exists and then measures impairment using discounted cash flows. For assets to be disposed of and goodwill, the Company assesses the fair value of the asset based on current market condition for similar assets. If the Company determines that any of the impairment indicators exist, and these assets were determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination was made.

Income Tax

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax obligations together with assessing differences resulting from the different treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities. The Company has deferred tax assets and liabilities included within its balance sheet. The Company's deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the Company's provision for income taxes could be materially impacted.

Pension Plans

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates and other assumptions relating to estimates of future salary costs and employee service lives, inherent in these valuations. The Company annually reviews the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on the current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension (income) expense ultimately recognized.

Warranty

The Company accrues for warranty costs at the time of shipment, based on estimates of expected rework rates and warranty costs to be incurred. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the amount of actual warranty costs could differ from the Company's estimates. The Company's warranty period ranges from 1 to 3 years.

Seasonality

As a result of purchasing patterns of the Company's telecommunications customers, which tend to place large orders periodically, typically during the third quarter and at the end of the Company's fourth fiscal quarters, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

Product Development

For the year ended March 31, 2002 and 2001, the Company invested approximately $160.2 million and $168.1 million in product development activities, respectively.

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

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS DURING FISCAL 2002

The Company in the normal course of business entered into acquisitions during fiscal 2002, which, in the aggregate, do not have a material impact on the financial results of the Company. Accordingly the Company has not presented proforma results of operations for these acquisitions.

ACQUISITIONS DURING FISCAL 2001

Wavetek Wandel Goltermann, Inc.

On May 23, 2000, the Company merged one of its wholly owned subsidiaries with WWG for consideration of $402.0 million, which includes $14.2 million of acquisition costs. In connection with the WWG Merger, the Company refinanced certain of its debt and entered into a new Senior Secured Credit Facility (See Note K. Note Payable and Debt to the Consolidated Financial Statements). The WWG Merger was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of acquired inventory by $35 million in order to record this inventory at its fair value, increased the carrying value of acquired land and buildings by $27 million to record them at fair value, and determined the fair value of acquired incomplete technology to be $51 million. This purchased incomplete technology had not reached technological feasibility, had no alternative future use and was written off to the income statement during the year. The WWG Merger generated approximately $488.9 million of excess purchase price which was allocated to other intangibles on a basis as follows: $162.2 million to core technology (which was being amortized over six years), $45.2 million to workforce (which was being amortized over five years prior to adoption of FAS 142, as discussed below), and $6.8 million to backlog (which was amortized over 12 months). The unallocated excess purchase price or goodwill of $274.8 million was being amortized over six years. As of April 1, 2001, the Company adopted FAS 142 and all amounts previous allocated to workforce have been reclassified to goodwill; additionally, amortization of goodwill was ceased.

Superior Electronics Group, Inc., doing business as Cheetah Technologies

On August 23, 2000, the Company acquired Cheetah for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of the acquired inventory by $750 thousand to reflect its fair value, and determined the fair value of acquired incomplete technology to be $5.0 million. This purchased incomplete technology had not reached technological feasibility, had no alternative future use and was written off to the income statement during the year. The acquisition generated approximately $143.9 million of excess purchase price which was allocated to other intangibles as follows: $48.3 million to core technology (which was being amortized over six years), $3.9 million to workforce (which was being amortized over five years prior to adoption of FAS 142, as discussed below), $3.3 million to backlog (which was amortized over 12 months), and $0.7 million to trademarks (which is being amortized over 6 years). The unallocated excess purchase price or goodwill of $87.7 million was being amortized over six years. As of April 1, 2001, the Company adopted FAS 142 and all amounts previous allocated to workforce have been reclassified to goodwill; additionally, amortization of goodwill was ceased.

The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See Note K. Notes Payable and Debt to the Consolidated Financial Statements) and approximately $65.7 million from its existing cash balances.

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

DIVESTITURES DURING FISCAL 2002 AND 2001

On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash proceeds. (See Note F. Acquisitions and Divestitures) The Company wrote down the net assets of ICS Advent at September 30, 2001, to the cash to be received less expenses related to the sale, which resulted in an impairment charge of $15 million in the Statement of Operations during the quarter ended September 30, 2001.

In addition, the Company recorded a charge of $2.9 million relating to the disposition of a subsidiary of Itronix Corporation during the second quarter of fiscal 2002.

OTHER ACQUISITIONS AND DIVESTITURES

The Company has, in the normal course of business, entered into acquisitions and divestitures of small companies or businesses that, in the aggregate, do not have a material impact on the financial results of the Company.

RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001 on a Consolidated Basis

Net Sales. For the fiscal year ended March 31, 2002 consolidated net sales decreased $233.6 million or 17.1% to $1.13 billion as compared to $1.37 billion for the fiscal year ended March 31, 2001. The decrease was primarily attributable to the current global economic slowdown and a severe downturn in the telecommunications industry, resulting in a significant decrease in network build-outs and capital spending. As a result, the Company experienced a significant decrease in revenues from its communication test segment during fiscal 2002. The Company also experienced reduced revenues at its AIRSHOW and da Vinci units during fiscal 2002, offset with increased revenues at its Itronix unit.

International net sales (defined as sales originating outside of North America) were $477 million or 42.1% of consolidated net sales for the fiscal year ended March 31, 2002, as compared to $535 million or 39.2% of consolidated net sales for the fiscal year ended March 31, 2001.

Gross Profit. Consolidated gross profit decreased $166.8 million to $592.6 million or 52.3% of consolidated net sales for the fiscal year ended March 31, 2002 as compared to $759.4 million or 55.6% of consolidated net sales for the fiscal year ended March 31, 2001. The decreased gross profit is primarily attributable to the decline in demand within the communications test business coupled with $21 million of adjustments in fiscal 2002 related to inventory and supplier commitments, partially offset by a $35.7 million fiscal 2001 charge related to inventory step-up amortization resulting from the acquisition of WWG and Cheetah. The majority of these adjustments relate to additional inventory charges resulting from reduced expectations of demand and usage.

Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; restructuring charges; impairment of other assets held for sale, goodwill and acquired intangible assets, and amortization of intangibles. Total operating expenses were $854.1 million or 75.4% of consolidated sales for the fiscal year ended March 31, 2002, as compared to $840.1 million or 61.5% of consolidated sales for the fiscal year ended March 31, 2001. The increase during fiscal 2002 as compared to the same period a year ago is principally due to the impairment of acquired intangibles and other assets of $173.2 million during fiscal 2002 and restructuring charges of $34.0 million, which were offset by non-recurring fiscal 2001 charges of $9.2 million for recapitalization and other charges as well as $56.0 million in write-offs of purchased of incomplete technology in fiscal 2001. In addition, intangible amortization expense decreased by $77.9 million (amortization of goodwill ceased on April 1, 2001) during fiscal 2002 as a result of the implementation of FAS 142.


Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price lower than the closing price in the public market on the date of issuance. During October 2000, the Company ceased granting options with a strike price less than the fair market value of the underlying stock. The amortization of unearned compensation expense during fiscal 2002 was $19.4 million and has been allocated to cost of sales ($1.2 million), product development expense ($4.4 million), and selling, general and administrative expense ($13.8 million). The amortization expense during fiscal 2001 of $19.8 million was allocated to cost of sales ($1.2 million), product development expense ($3.8 million) and selling, general and administrative expense ($14.8 million).


Selling, general and administrative expense was $444.4 million or 39.2% of consolidated sales for the fiscal year ended March 31, 2002, as compared to $486.6 million or 35.6% of consolidated sales for the fiscal year ended March 31, 2001. The $42.2 million decrease is primarily a result of the Company's restructuring efforts in the second half of the fiscal year to reduce operating costs of the business as well as a reduction of $9.7 million due to the sale of ICS Advent. Included in these expenses is approximately $23.0 million during fiscal 2002 related to charges for the implementation of enhanced systems and $25.2 million during fiscal 2001 related to the product rebranding and additional consultants hired for the integration of WWG.

Product development expense was $160.2 million or 14.1% of consolidated net sales for the fiscal year ended March 31, 2002 as compared to $168.1 million or 12.3% of consolidated net sales for the same period a year ago.

During 2001, recapitalization and other related costs of $9.2 million related to an executive who left the Company during fiscal 2000. No such costs were incurred during 2002.

As a result of the declining financial performance and reduced expectations for future revenues and earnings within the communication test segment, management performed an assessment of the carrying values of long-lived assets within that segment. This assessment, based on estimated undiscounted future cash flows of the segment indicated that long-lived assets were impaired. The Company discounted cash flows to arrive at a value today, to quantify the impairment of long-lived assets (principally core technology). As a result, a pre-tax charge of $151.3 million was recorded during the fourth quarter of fiscal 2002.

During fiscal 2002, the Company completed its transitional test of goodwill impairment, upon adoption of SFAS 142, which resulted in no impairment charge. (See Note H. Acquired Intangible Assets to the Company's Consolidated Financial Statements.)

Amortization of intangibles was $42.3 million for the fiscal year ended March 31, 2002 as compared to $120.2 million for the same period a year ago. The decrease was primarily attributable to the Company's early adoption of FAS 142 in the first quarter of fiscal 2002, which eliminated the amortization of goodwill for the entire fiscal year.

Interest. Interest expense, net of interest income, was $95.0 million for the fiscal year ended March 31, 2002 as compared to $98.8 million for the same period a year ago. The decrease in net interest expense during fiscal 2002 as compared to fiscal 2001, is primarily a result of decreased interest rates, offset partially by a decrease in interest income.

Other expense. During fiscal 2002, the Company incurred other expense of $7.6 million principally related to losses in connection with changes in foreign currencies. Other expense of $4.5 million during fiscal 2001 was also related principally to changes in foreign currencies.

Taxes. The Company recorded a provision for taxes of $0.8 million for fiscal 2002 compared to a benefit of $12.8 million for fiscal 2001. The amounts recorded for income taxes during both fiscal 2002 and 2001 differ significantly from the amounts that would have been expected by applying the U.S. federal statutory tax rate to income (loss) from operations before income taxes. During fiscal 2002 the principal reasons for such differences were: (1) the recording of valuation allowance against the Company's U.S. net deferred tax assets in the amount of approximately $74 million, (2) a provision for U.S. income taxes on unremitted foreign earnings of approximately $40 million, and (3) the carryback of fiscal 2002 losses for five years.

During fiscal 2001 the principal reasons for the differences between the expected tax rate and the rate utilized were non-deductible goodwill amortization as a result of the WWG Merger and an increase in the amount of income earned in various countries with tax rates higher than the U.S. federal rate, primarily Germany.

Fiscal 2001 Compared to Fiscal 2000 on a Consolidated Basis

Sales. For the fiscal year ended March 31, 2001 consolidated net sales increased $709.7 million to $1.37 billion as compared to $656.6 million for the fiscal year ended March 31, 2000. The increase occurred primarily within the communications test segment primarily as a result of the WWG Merger and the acquisition of Cheetah Technologies.

The Company's international sales (excluding WWG in fiscal 2000 and including exports from North America directly to foreign customers) were $535 million or 39.2% of consolidated sales for the fiscal year ended March 31, 2001, as compared to $82 million or 12.5% of consolidated sales for the fiscal year ended March 31, 2000. The increase in international sales was due primarily to the WWG Merger. WWG's operations are principally in Europe with significant sales offices in Asia and Latin America, as well as in the United States.

Gross Profit. Consolidated gross profit increased $388.3 million to $759.4 million or 55.6% of consolidated net sales for the fiscal year ended March 31, 2001 as compared to $371.1 million or 56.5% of consolidated net sales for the fiscal year ended March 31, 2000. Included in the fiscal 2001 gross profit is a purchase accounting charge of $35.7 million related to the amortization of inventory step-up as a result of the acquisitions of WWG and Cheetah. Excluding this step-up, gross profit was $795.1 million or 58.2% of consolidated net sales. The increase in gross margin as a percent of sales was, in part, a result of increased capacity utilization due to the increase in sales.

Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; and amortization of intangibles. Total operating expenses were $840.1 million or 61.5% of consolidated net sales for the fiscal year ended March 31, 2001, as compared to $308.0 million or 46.9% of consolidated net sales for the fiscal year ended March 31, 2000. Excluding the impact of the write-off of the purchased incomplete technology of $56.0 million and the recapitalization and other related costs of $9.2 million, total operating expenses were $774.9 million or 56.7% of consolidated net sales during fiscal 2001. The increase was primarily a result of the WWG Merger, which has a higher cost structure than the Company has had historically, increased intangible amortization expense, increased amortization of unearned compensation, and expenses relating to product rebranding and additional consultants hired for the integration of WWG with the Company's communications test segment.

Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price lower than the closing price in the public market on the date of issuance. The amortization of unearned compensation expense during fiscal 2001 was $19.8 million and has been allocated to cost of sales ($1.2 million), product development expense ($3.8 million), and selling, general and administrative expense ($14.8 million). The amortization expense during fiscal 2000 of $2.4 million was allocated to cost of sales ($0.4 million), product development expense ($0.1 million) and selling, general and administrative expense ($1.9 million).

The increase in the amortization of unearned compensation expense is primarily a result of the non-qualified stock options that were granted to former WWG and Cheetah employees who became active employees of the Company at the time of the acquisitions. (See Note E. Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements.)

Selling, general and administrative expense was $486.6 million or 35.6% of consolidated net sales for the fiscal year ended March 31, 2001, as compared to $192.3 million or 29.3% of consolidated net sales for the fiscal year ended March 31, 2000. The percentage increase is in part a result of expenses totaling $25.2 million, which related to product rebranding and additional consultants hired for the integration of WWG with the Company's communications test segment (the "integration expenses"). In addition, the Company recorded a charge of $2.0 million during the third quarter of fiscal 2001 related to the write-off of all charges capitalized in connection with the Company's registration statement on Form S-1, which the Company filed in July 2000 for a potential common stock offering. The Company amended this registration statement by converting it to a universal shelf registration statement on Form S-3 under which the company may offer from time to time up to $1 billion of equity or debt securities.

Excluding the amortization of unearned compensation of $14.8 million, the integration expenses of $25.2 million, and the write-off of the S-1 charges of $2.0 million, selling, general and administrative expense was $446.6 million in fiscal 2001, or 32.5% of consolidated net sales, which is comparable to the results for fiscal 2000.

Product development expense was $168.1 million or 12.3% of consolidated sales for the fiscal year ended March 31, 2001 as compared to $75.4 million or 11.5% of consolidated sales for the fiscal year ended March 31, 2000. The dollar increase resulted principally from the WWG Merger and the acquisition of Cheetah.

Recapitalization and other related costs during fiscal 2001 were $9.2 million as compared to $27.9 million in fiscal 2000. The expense incurred during the first three months of fiscal 2001 of $9.2 million related to an executive who left the Company during fiscal 2000. The expense incurred during fiscal 2000 related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.

During fiscal 2001, the Company recorded a total charge of $56.0 million for acquired incomplete technology, of which $51.0 million related to the WWG Merger and $5.0 million related to the acquisition of Cheetah. This purchased incomplete technology had not reached technological feasibility and had no alternative future use.

Amortization of intangibles was $120.2 million for the fiscal year ended March 31, 2001 as compared to $12.3 million for the fiscal year ended March 31, 2000. The increase was primarily attributable to increased goodwill and other intangible amortization related to the acquisitions of Cheetah, WWG and ADA.

Interest. Interest expense, net of interest income, was $98.8 million for the fiscal year ended March 31, 2001 as compared to $49.6 million for the same period during fiscal 2000. The increase in net interest expense during fiscal 2001 resulted from the additional debt incurred for the WWG Merger and the acquisition of Cheetah.

Other income (expense). During fiscal 2001, the Company incurred approximately $4.5 million of losses in connection with changes in foreign currencies.

Taxes. The effective tax rate changed for the fiscal year ended March 31, 2001 to a benefit of 7% as compared to a provision of 53.1% for the fiscal year ended March 31, 2000. The principal reasons for the decrease in the effective tax rate were: (1) additional non-deductible goodwill amortization in fiscal 2001 as a result of the WWG Merger and (2) an increase in the amount of income earned in various countries with tax rates higher than the U.S. federal rate, primarily Germany.

Extraordinary item. During fiscal 2001, in connection with the WWG Merger, the Company recorded an extraordinary charge of approximately $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders for the repurchase of WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs that originated at the time of the May 1998 Recapitalization.


Business Segments

The Company measures the performance of its segments by their respective new orders received ("bookings"), net sales and earnings before interest, taxes, and amortization of intangibles and amortization of unearned compensation ("EBITA"), which excludes non-recurring and one-time charges (See Note S. Segment Information and Geographic Areas to the Company's Consolidated Financial Statements.)

Included in the segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company's communications test, industrial computing and communications, AIRSHOW and da Vinci segments:

                                                             Years ending March 31,
                                                                 2002             2001               2000
                                                                 ----             ----               ----
 SEGMENTS
 Communications test:                                                 (Amounts in thousands)
   Bookings ............................................      $ 657,147        $1,248,465         $  430,254
   Net sales ...........................................        854,437         1,052,747            349,886
   EBITA ...............................................         (3,662)          139,498             62,447

 Industrial computing and communications:
   Bookings ............................................      $ 141,535        $  226,566         $  180,555
   Net sales ...........................................        188,351           198,441            203,361
   EBITA ...............................................          4,950            (1,914)            25,379

 AIRSHOW:
   Bookings ............................................      $  58,321        $   79,142         $   72,275
   Net sales ...........................................         65,024            78,886             70,960
   EBITA ...............................................          9,493            15,886             19,314

 da Vinci:
   Bookings ............................................      $  23,048        $   33,720         $   26,906
   Net sales ...........................................         24,849            35,329             26,572
   EBITA ...............................................          5,970            10,909              8,642


Fiscal 2002 Compared to Fiscal 2001 - Communications Test

Bookings for the communications test products decreased 47.4% to $657.1 million for the fiscal year ended March 31, 2002, as compared to $1.25 billion for the same period a year ago. The decrease is primarily due to a global downturn within the telecommunications industry.

Sales of communications test products decreased 18.8% to $854.4 million for the fiscal year ended March 31, 2002, as compared to $1.05 billion for the same period a year ago. The decrease in sales is primarily a result of the downturn in the telecommunications industry and has affected all of the segments' product lines.

EBITA for the communications test products decreased to a loss of $3.7 million for fiscal 2002 as compared to an income of $139.5 million for the same period a year ago. The decrease is primarily related to reduced sales and pricing pressures, which were partially offset by reduced operating expenses in the second half of fiscal 2002 resulting from the restructuring actions taken during the year.

As a result of the declining financial performance and reduced expectations for future earnings, management performed an assessment of the carrying value of the long-lived assets within the communications test segment resulting in an impairment of acquired intangible assets (principally core technology). As a result, a charge of $151.3 million was recorded during the fourth quarter of fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001 - Industrial Computing and Communications

Bookings for the industrial computing and communications products decreased 37.5% to $141.5 million for the fiscal year ended March 31, 2002, as compared to $226.6 million for the same period a year ago. The decrease was primarily due to the disposition of ICS Advent, a division of industrial computing and communications, on October 31, 2001. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, bookings decreased by 11.1% to $116.8 million for the fiscal year ended March 31, 2002, as compared to $131.4 million for the same period a year ago. The $14.6 million pro-forma decrease in bookings is primarily related to slower first half orders at the Company's Itronix subsidiary.

Net sales of industrial computing and communications products decreased 5.1% to $188.4 million for the fiscal year ended March 31, 2002, as compared to $198.4 million for the same period a year ago. The decrease in net sales was primarily due to the disposition of ICS Advent and was offset in part by an increase in net sales from the Itronix business. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, net sales increased by 34.9% to $152.7 million for the fiscal year ended March 31, 2002, as compared to $113.2 million for the same period a year ago. The $39.5 million pro-forma increase in net sales is from the Itronix business and is primarily due to shipments of Itronix's new rugged laptop PC (Go Book) product.

EBITA for the industrial computing and communications segment increased $6.9 million to $5.0 million for fiscal 2002 as compared to a loss of $1.9 million for the same period a year ago. The increase in EBITA results primarily from an increase in net sales at Itronix, offset by increased losses at ICS Advent. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, EBITA increased by $10.0 million to $10.7 million for the fiscal year ended March 31, 2002, as compared to $0.7 million for the same period a year ago.

Fiscal 2002 Compared to Fiscal 2001 - AIRSHOW

Bookings for AIRSHOW products decreased 26.3% to $58.3 million for the fiscal year ended March 31, 2002, as compared to $79.1 million for the same period a year ago. The decrease was primarily due to a reduction in spending in the aviation markets after September 11, 2001.

Net sales of AIRSHOW products decreased 17.6% to $65.0 million for the fiscal year ended March 31, 2002, as compared to $78.9 million for the same period a year ago. The decrease in sales was primarily due to a reduction in orders during the second half of the fiscal year.

EBITA for the AIRSHOW products decreased 40.2% to $9.5 million as compared to $15.9 million for the same period a year ago. The decrease in EBITA primarily resulted from higher product costs and lower volumes, which were partially offset by reduced operating expenses in the second half of fiscal 2002, which resulted from the restructuring actions taken during the year to more appropriately reflect current demand levels for its products.

Fiscal 2002 Compared to Fiscal 2001 - da Vinci

Bookings for da Vinci decreased 31.6% to $23.0 million for the fiscal year ended March 31, 2002, as compared to $33.7 million for the same period a year ago. The decrease related primarily to industry cutbacks of advertising budgets which indirectly drives the capital expenditure for post production video houses. This decrease became more pronounced in the second half of the fiscal year with the general downturn in the economy.

Net sales of da Vinci decreased 29.7% to $24.8 million for the fiscal year ended March 31, 2002, as compared to $35.3 million for the same period a year ago. The decrease in sales was due to the factors described above causing a reduction in sales of the da Vinci products.

EBITA for da Vinci decreased 45.3% to $6.0 million as compared to $10.9 million for the same period a year ago. The decrease in EBITA primarily resulted from the $10.5 million decrease in sales for fiscal 2002 as compared to fiscal 2001 and was offset by reduced operating expenses level in the third quarter of fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000 - Communications Test

Bookings for communications test products increased 190.2% to $1.25 billion for the fiscal year ended March 31, 2001, as compared to $430.3 million for the same period of fiscal 2000. The increase was primarily due to the WWG Merger and the acquisition of Cheetah and ADA as well as an increase in bookings for instruments, principally for optical transport products, systems and services at the Company's existing communications test businesses.

Net sales of communications test products increased 200.9% to $1.05 billion for the fiscal year ended March 31, 2001, as compared to $349.9 million for the same period of fiscal 2000. The increase in sales was primarily due to the additional net sales from the WWG Merger and the acquisitions of Cheetah and ADA. The increase is related to the following portions of the communications test segment: 15.0% was attributable to core growth, 3.8% was attributable to the additional sales from ADA; 77.2% was attributable to the WWG Merger; and 4.0% was attributable to the acquisition of Cheetah.

For the fiscal years ended March 31, 2001 and March 31, 2000, respectively, sales of optical transport products were $420.3 million and $154.1 million; sales of cable products were $129.6 million and $0 million; and sales of telecommunications systems and software products were $90.3 million and $47.3 million.

EBITA for the communications test products increased 123.4% to $139.5 million for fiscal 2001 as compared to $62.4 million for the same period of fiscal 2000. The increase in EBITA primarily resulted from the WWG Merger and the acquisition of Cheetah, which was offset by integration expenses principally related to the WWG Merger.

Fiscal 2001 Compared to Fiscal 2000 - Industrial Computing and Communications

Bookings for the industrial computing and communications product increased 25.5% to $226.6 million for the fiscal year ended March 31, 2001, as compared to $180.6 million for the same period of fiscal 2000. The increase in bookings is primarily related to the introduction of Itronix's new rugged laptop PC (Go
Book) product during the fourth quarter of fiscal 2001.

Net sales for the industrial computing and communications product decreased 2.4% to $198.4 million for the fiscal year ended March 31, 2001, as compared to $203.4 million for the same period of fiscal 2000. The decrease in sales primarily resulted from a decline in sales at ICS Advent.

EBITA for the industrial computing and communications products decreased $27.3 million to a loss of $1.9 million for the fiscal year ended March 31 2001, as compared to $25.4 million in income in fiscal 2000. The decrease in EBITA primarily resulted from declining gross margins due to competitive pricing pressures, as well as costs incurred for product redesign.

Fiscal 2001 Compared to Fiscal 2000 - AIRSHOW

Bookings for AIRSHOW products increased 9.5% to $79.1 million for the fiscal year ended March 31, 2001 as compared to $72.3 million for the same period during fiscal 2000. The increase in bookings is primarily due to increase in the overall demand for general aviation products.

Net sales for AIRSHOW products increased 11.2% to $78.9 million for the fiscal year ended March 31, 2001, as compared to $71.0 million for the same period during fiscal 2000. The increase in sales is primarily due to the increase in the general aviation market.

EBITA for AIRSHOW products decreased 17.7% to $15.9 million for the fiscal year ended March 31, 2001, as compared to $19.3 million for the same during fiscal 2000. The decrease in EBITA is primarily due to an increase in shipments to the general aviation market, which have lower gross margins than commercial aviation products.

Fiscal 2001 Compared to Fiscal 2000 - da Vinci

Bookings for da Vinci products increased 25.3% to $33.7 million for the fiscal year ended March 31, 2001, as compared to $26.9 million for the same period during fiscal 2000. The increase in bookings is primarily related to the introduction of da Vinci's "2K" product, a digitally compatible color enhancement systems.

Net sales for da Vinci products increased 33.0% to $35.3 million for the fiscal year ended March 31, 2002, as compared to $26.6 million for the same period during fiscal 2000. The increase in sales is primarily due to the emergence of the HDTV technology within the advertising film industry.

EBITA for da Vinci products increased 26.2% to $10.9 million for the fiscal year ended March 31, 2001, as compared to $8.6 million during fiscal 2000. The increase was due primarily to the increase in sales.

Debt, Capital Resources and Liquidity

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger, Cheetah acquisition, the recent and significant operating losses recorded as well as funding the Company's on-going operations. As of March 31, 2002, the Company had $1.088 billion of indebtedness, primarily consisting of $275 million principal amount of 9.75% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), $711 million in borrowings under the Company's Senior
Secured Credit Facility, $77 million principal amount of 12% of Senior Secured Convertible Note due 2007 (the "Convertible Notes") and $25 million of other debt obligations. The working capital balances of the Company at March 31, 2002 are expected to continue at similar levels for the foreseeable future.

During the fourth quarter of the fiscal year ended March 31, 2002, new U.S. tax legislation was enacted which increased the period over which net operating losses may be carried back, from two years to five. Consistent with these new laws, the Company filed claims for a refund of approximately $61 million of taxes paid in prior years. The entire $61 million was collected during the first quarter of fiscal 2003.

On June 13, 2002, the Company signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and consent of the Company's lenders under its Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business.

The following table lists the future payments for debt, operating leases and purchase obligations:(In thousands)

-------------------------------------------------------------------------------------------------------------------
  Debt, operating leases     Fiscal      Fiscal      Fiscal      Fiscal      Fiscal
       and purchase
       obligations            2003        2004        2005        2006        2007        Thereafter       Total
-------------------------------------------------------------------------------------------------------------------
Senior secured credit
facility                    $25,749     $40,700     $44,500     $74,700     $310,000      $ 215,034     $  710,683
-------------------------------------------------------------------------------------------------------------------
Senior secured
convertible note                ---         ---         ---         ---          ---         76,875         76,875
-------------------------------------------------------------------------------------------------------------------
Senior subordinated
notes                           ---         ---         ---         ---          ---        275,000        275,000
-------------------------------------------------------------------------------------------------------------------
Other notes payable           2,523         ---         ---         ---          ---            ---          2,523
-------------------------------------------------------------------------------------------------------------------
Capital leases and
other debt                    3,188       3,813       3,802       2,666        2,667          6,305         22,441
-------------------------------------------------------------------------------------------------------------------
Operating leases             18,386      16,489      12,257       9,630        8,208         43,195        108,165
-------------------------------------------------------------------------------------------------------------------
Purchase obligations         13,852       5,898       5,899         ---          ---            ---         25,649
-------------------------------------------------------------------------------------------------------------------
                            -------     -------     -------     -------     --------      ---------     ----------
-------------------------------------------------------------------------------------------------------------------
Total                       $63,698     $66,900     $66,458     $86,996     $320,875      $ 616,409     $1,221,336
-------------------------------------------------------------------------------------------------------------------

The Company has recorded significant losses from operations and seen a substantial reduction in revenues and operations as a result of the economic downturn and in particular the downturn within the telecommunications sector and related industries. Consequently the Company has undertaken several restructurings during the year ended March 31, 2002 (See Note G. to the Consolidated Financial Statements) to align its cost structures and its revenues. Due to the severity of the continuing downturn, management have identified the need to make further cost reductions during the course of fiscal 2003. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with the liquidity and earnings covenants required under the Senior Secured Credit Facility (See Note K. to the Consolidated Financial Statements) during the course of fiscal 2003. Continuing compliance with these covenant requirements during fiscal 2003 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company's cash requirements for debt service, including repayment of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007 (See Note K. to the Consolidated Financial Statements).

As a result of the amendment of the Senior Secured Credit agreement and the issuance at par of $75 million of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") in January 2002, the Company believes that funds generated by ongoing operations and funds available under its senior secured credit facility will be sufficient to meet its cash needs over the next twelve-month period.

Under the Senior Secured Credit Facility, the Company is subject to certain covenants including but not limited to minimum liquidity and minimum EBITDA amounts. The Company must maintain minimum liquidity of $25 million, which is defined as the sum of cash and cash equivalents plus aggregate available revolving credit commitments. The Company must also comply with minimum cumulative EBITDA amounts of ($10 million), $17 million, and $40 million for the six, nine, and twelve month periods ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively. The Company believes it has sufficient cash and borrowing availability to meet its liquidity covenants for fiscal 2003 and that at expected reduced revenue levels and on timely and successful execution of its restructuring programs, will be able to meet its EBITDA covenant requirements for the next twelve months ended March 31, 2003.

Beyond March 31, 2003, the Company is dependent upon its ability to generate significant operating profitability and cash flows from operations to fund the repayment of the future debt obligations. There is no assurance that the Company will be able to achieve these levels of operating profitability and cash flows from operations or remain in compliance with its covenants requirements. In the event its operations are not profitable or do not generate sufficient cash to fund the business, the Company may fail to comply with its restrictions, obligations and covenants under its Senior Secured Credit Facility, which could result in a default. A default could result in the Company's Lenders requiring immediate repayment and limiting the availability of borrowings under the Company's Revolving Credit Facility. The Company may have to find other sources of capital and further substantially reduce its operations. In addition, the Company may need to raise additional capital to meet its needs after fiscal 2003, to develop new products and to enhance existing products in response to competitive pressures, and to acquire complementary products, businesses or technologies. However, the Company may not be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.

Beyond March 31, 2003, based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current capital structure will need to be renegotiated, extended or refinanced. There can be no guarantee that in the event the Company is required to extend, refinance or repay its debt, that new or additional sources of financing will be available or will be available on terms acceptable to the Company. Inability to repay the debt obligations or source alternative finance will likely have a material negative impact on the business, financial position and results of operations of the Company.

The Company's future operating performance and ability to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance the Convertible Notes and the Senior Subordinated Notes, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control.

Convertible Notes

On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of the Convertible Notes to CDR Fund VI. The Company used the net proceeds of $69 million from the issuance and sale of the Convertible Notes (net of fees and expenses) to repay a portion of its indebtedness under its Revolving Credit Facility. The amounts repaid remain available to be re-borrowed by the Company, subject to compliance with the terms of the Senior Secured Credit Facility. As of March 31, 2002, the Company was in compliance with all covenants under the agreement governing the Convertible Notes.

Interest on the Convertible Notes is payable semi-annually in arrears on each March 31/st/ and September 30/th/, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries. A termination or acceleration of the Senior Secured Credit Facility because of a default under the Senior Secured Credit Facility, or a material payment default under the Senior secured Credit Facility, constitutes a default under the Convertible Notes.

At the option of CDR Fund VI (or any subsequent holder of Convertible Notes), at any time prior to December 31, 2007, the maturity date of the Convertible Notes, the Convertible Notes may be converted into newly-issued shares of common stock of the Company at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments. On the date of issuance, the conversion price of the Convertible Notes exceeded the public market price per share of common stock of the Company. If in the future any Convertible Note is issued with a conversion price that is less than the public market price on January 15, 2002 (the date of original issuance) as a result of an anti-dilution adjustment of the conversion price, then the Company would be required to take a charge to its results of operations to reflect the discount of the adjusted conversion price to the market price of the common stock on the date of original issuance.

Acterna LLC may redeem the Convertible Notes, in whole or in part, and without penalty or premium, at any time prior to the maturity date. In addition, Acterna LLC is required to offer to repurchase the Convertible Notes upon a change of control and upon the disposition of certain assets. If any Convertible Note is redeemed, repurchased or repaid for any reason prior to the maturity date, the holder will be entitled to receive from the Company a warrant to purchase a number of newly-issued shares of common stock of the Company equal to the number of shares of common stock that such Convertible Note was convertible into immediately prior to its redemption, repurchase or repayment. The exercise price of such warrant will be the conversion price in effect immediately prior to such warrant's issuance, subject to customary anti-dilution adjustments. Warrants will be exercisable upon issuance and will expire on the maturity date of the Convertible Notes. The Company is required to classify the contingently issuable warrants as liabilities. Because the warrants are only issuable upon redemption, repurchase or repayment prior to maturity, which requires the consent of the lenders under the Company's Senior Secured Credit Facility, the Company has valued the warrants at zero as of the date of issuance. The change in fair value of the warrants will be recorded as a charge to operations.

Senior Secured Credit Facility and Amendment to Senior Secured Credit Facility

In connection with the WWG Merger, the Company refinanced a portion of its debt and entered into a senior secured credit facility with a syndicate of lenders (the "Senior Secured Credit Facility") that provided for term loans and a revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2002, the Company had $647.7 million in the term loan borrowings, $63.0 million in revolving credit borrowings and $17 million of outstanding letters of credit under the Senior Secured Credit Facility. As of March 31, 2002 and 2001, the Company was in compliance with all covenants under the Senior Secured Credit Facility, as amended on December 27, 2001.

Interest on the loans outstanding under the Senior Secured Credit Facility is payable quarterly in arrears on each June 30, September 30, December 31 and March 31 through maturity. The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these hedge agreements, $130 million of the Company's debt is currently subject to an effective average annual fixed rate of 5.655% per annum until September 2002. Taking into account its interest rate swap agreement, the annual weighted-average interest rate on the loans under the Company's Senior Secured Credit Facility was 6.7% and 9.8% for the fiscal years ended March
31, 2002 and 2001, respectively. Due to the recent reduction in interest rates, the Company's 90-day LIBOR borrowing rate (plus the applicable margin) was 5.904% at March 31, 2002. The obligations of the Company under the Senior Secured Credit Facility are guaranteed by each direct and indirect U.S. subsidiary of the Company. The obligation under the Senior Secured Credit Facility are secured by a pledge of the equity interests in Acterna LLC, by substantially all of the assets of Acterna LLC and each direct or indirect U.S. subsidiary of the Acterna LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of the Company that acts as a holding company of the Company's foreign subsidiaries.

The Company is also required to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter. The Company paid $0.2 million and $0.3 million in fiscal 2002 and 2001, respectively, in commitment fees.

The mandatory principal repayment schedule of the Senior Secured Credit Facility over the next five years and thereafter is: $25.7 million in fiscal 2003, $40.7 million in fiscal 2004, $44.5 million in fiscal 2005, $74.7 million in fiscal 2006, $310.0 million in fiscal 2007 and $215.0 million in fiscal years subsequent to fiscal 2007.

On December 27, 2001, in order to remain in compliance with the terms of the Senior Secured Credit Facility, the Company entered into an amendment to the facility. Pursuant to the amendment, the lenders under the facility agreed, among other things, to waive the minimum interest coverage and maximum leverage covenants of the Company under the facility through June 30, 2003. The amendment imposed a new minimum liquidity on the Company, which requires that the sum of cash, cash equivalents plus aggregate available revolving credit commitments equal at least $25 million. The Company must also comply with a new minimum EBITDA covenant that requires EBITDA of negative $10 million, positive $17 million, and positive $40 million for the six, nine and twelve month periods ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively. The amendment also imposed additional covenants and restrictions, including, without limitation, additional restrictions on the Company's ability to make capital expenditures, incur and guarantee debt, make investments, optionally prepay the Senior Subordinated Notes and dispose of assets. The amendment also, among other things, added additional prepayment requirements for certain transactions, establishes additional guarantees and pledges of collateral and increases the interest rates on loans under the Senior Secured Credit Facility by 0.75%.

The Company believes it has sufficient cash and borrowing availability to meet its liquidity covenant for fiscal 2003. In addition, based upon expected revenue levels over the near term and on timely and successful execution of the Company's restructuring programs, the Company believes that it will be able to meet its EBITDA covenant requirements through March 31, 2003. However, there can be no assurance that this will be the case.

On June 30, 2003, the Company will again become subject to the minimum interest coverage and maximum leverage covenants under the Senior Secured Credit Facility. Based on current estimates of its revenues and projected operating losses and profits in the near term, the Company does not believe that it will be in compliance with these covenants upon reversion. As a result, the Company has begun discussions with its lenders under the Senior Secured Credit Facility to amend the interest coverage and maximum leverage covenant requirements. If the Company is unable to amend the terms of its Senior Secured Credit Facility, a default could occur. If a default occurs, the lenders under the Senior
Secured Credit Facility could require immediate repayment of the loans under the facility and refuse to extend funds under the Company's Revolving Credit Facility. The Company cannot give any assurance that it will be able to obtain an amendment to its Senior Secured Credit Facility, or if it is does, that the amendment will be sufficient to remain in compliance with the terms of the facility.

Senior Subordinated Notes

In connection with the 1998 recapitalization of the Company, the Company issued the Senior Subordinated Notes. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15 through maturity in 2008. As of March 31, 2002 and 2001, the Company was in compliance with all covenants under the Senior Subordinated Notes.

The Senior Subordinated Notes will not be redeemable at the option of the Company prior to May 15, 2003 unless a change of control occurs. Should that happen, the Company may redeem the Notes in whole, but not in part, at a price equal to 100% of the principal amount plus the greater of (1) 1.0% of the principal amount of such Note and (2) the excess of (a) the present value of (i) redemption price of such Note plus (ii) all required remaining scheduled interest payments due on such Note through May 15, 2003, over (b) principal amount of such Note on the redemption date.

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


Capital Resources

Cash Flows. The Company's cash and cash equivalents decreased $20.3 million to $42.7 million during the fiscal year ended March 31, 2002.

Working Capital. For the fiscal year ended March 31, 2002, the Company's net working capital decreased as its operating assets and liabilities provided $26.3 million of cash, excluding acquisitions. Accounts receivable decreased, creating a source of cash of $107.0 million, primarily due to the decrease in sales during the fourth quarter of 2002 as compared to the same period in 2001 as well as reduction in days sales outstanding due to more effective collections. Inventory levels decreased, creating a source of cash of $44.6 million, due in part to the efforts to control costs and maintain inventory levels in line with expected sales. Other current assets increased, creating a use of cash of $72.5 million, due primarily to a $77.5 million income tax receivable at March 31, 2002. Accounts payable decreased $44.2 million and accrued expenses and other current liabilities decreased $8.5 million as a result of a reduced level of purchases in the fourth quarter of 2002, as compared to the same period a year ago.

Investing activities. The Company used $15.9 million in investing activities for the fiscal year ended March 31, 2002. The Company acquired property and equipment of $38.4 million, which was offset by the sale of businesses of $23.8 million and other of $1.3 million.

The Company's capital expenditures in fiscal 2002 were $38.4 million as compared to $45.9 million in fiscal 2001. The decrease during fiscal 2002 was primarily due to the Company's cost reduction and alignment efforts resulting from the economic slowdown previously mentioned.

Debt and equity. The Company's financing activities used $6.0 million in cash during fiscal 2002, partially due to the repayment of long-term debt in excess of new borrowings. New borrowings during fiscal 2002 included $75 million, Senior Secured Convertible Notes, of which approximately $69 million was used to repay long-term debt. The Company also paid $6.3 million in financing fees associated with obtaining notes payable during fiscal 2002.

Future Financing Sources and Cash Flows

As of March 31, 2002, the Company had $63.0 million of borrowings and $17.0 million of letters of credit outstanding under its Revolving Credit Facility and $95.0 million of additional availability under the facility. As of March 31, 2002 the Company also has a $61.0 million receivable due to new U.S. tax legislation changes as mentioned previously. The entire $61.0 millions was collected during the first fiscal quarter of 2003.

New Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective April 1, 2001. The effects of adoption of FAS 142 are detailed in Note
H. Acquired Intangible to the Consolidated Financial Statements.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. The company has determined that the adoption of this standard will require the Company to disclose AIRSHOW as a discontinued operation in the first quarter of fiscal 2003 and reclassify prior period presentation.

In April 2002, the FASB issued Statement of Financial Accounting Standards FAS No. 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The extraordinary item in 2001 will be reclassified on adoption of this standard.

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

At March 31, 2002, the Company had $710.7 million of variable rate debt outstanding which represents approximately 65.3% of total outstanding debt. The Company currently has one interest rate swap contract with notional amount totaling $130 million which fixed its variable rate debt to a fixed interest rate for periods of two years expiring in September 2002 in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate. This swap contact has an expiration date of September 28, 2002.

At March 31, 2002, the swap contract currently outstanding and the swap contract that had expired had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the fiscal year 2002 of $2.6 million. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of March 31, 2002, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $0.3 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $0.3 million on an annual basis.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the fiscal year ended March 31, 2002 was 6.7%. Interest rates are at historically low rates and an increase in interest rates in the future could have a material impact on the results of operations and financial position of the Company. An increase of 1% in interest rates would increase interest expense by approximately $7.1 million on an annual basis.

SUBSEQUENT EVENT

On June 13, 2002, the Company signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and consent of the Company's lenders under its Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business.

Factors That May Affect Future Results

Set forth below and elsewhere in this annual report and in the other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward- looking statements contained in this annual report.

             Factors Related to the Company's Business and Industry

The Company's substantial debt could adversely affect its financial condition.

The Company is required to comply with debt covenants; however, the Company cannot provide any assurance that it will have the ability to do so beyond March 31, 2003. Inability to comply with covenants or obtain modifications to covenant requirements could result in default and cause the lenders to require immediate repayment of debt and limit or cancel the availability of borrowings. The Company's debt agreements impose significant operating and financial restrictions which limit the discretion of management with respect to certain business matters and may prevent the Company from capitalizing on business opportunities. These agreements restrict, among other things, the Company's ability to:

      .   incur additional indebtedness, guarantee obligations and create liens;

     .     pay dividends and make other distributions;
     .     prepay or modify the terms of other indebtedness;
     . make certain capital expenditures, investments or acquisitions, or enter into mergers or consolidations or sales of assets; and
     .     engage in certain transactions with affiliates.

The Company's substantial level of debt and the terms of its debt instruments may also have important consequences for the Company, including, but not limited to, the following:

the Company's vulnerability to adverse general economic conditions is heightened;

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

the Company is sensitive to fluctuations in interest rates because a substantial portion of its debt obligations are subject to variable interest rates; and

the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or to capitalize on business opportunities may be impaired.

The Company's leverage and restrictions in the Company's debt instruments may materially and adversely affect the Company's ability to finance its future operations or capital needs or to capitalize on business opportunities.

Because the Company's quarterly operating results have fluctuated in the past and are likely to fluctuate in the future, the price of the Company's securities may be volatile and may decline.

The Company has experienced in the past and expects to experience in the future fluctuations in its quarterly results due to a number of factors beyond the Company's control. Many factors could cause the Company's operating results to fluctuate from quarter to quarter, including the following:

..    the size and timing of orders from the Company's customers;

..    the degree to which the Company's customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in the Company's fourth quarter;

..    the uneven buying patterns of the Company's customers;

..    the uneven pace of technology innovation;

..    economic downturns or other factors reducing demand for telecommunication equipment and services; and

..    a significant portion of the Company's operating expenses is fixed and if the Company's net sales are below its expectations in any quarter, the Company may not be able to reduce its spending in a timely manner.

The Company's operating results could be harmed if the markets into which the Company sells its products experience a downturn as a result of a reduction in previously planned capital expenditures for infrastructure expansion.

Several significant markets into which the Company sells its products are cyclical. For example, the telecommunications industry in general, and the competitive local exchange carrier segment in particular, are now experiencing a downturn that has resulted in a reduction in previously planned capital expenditures for infrastructure expansion. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. Any further downturn in the Company's customers' markets or in general economic conditions would likely result in a further reduction in demand for the Company's products and services, which would harm its business results and operating and financial condition. The Company's customers, which have also been effected by the downturn in the telecommunication industry and may be unable to meet current and ongoing obligations.

The Company operates in highly competitive markets.

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

Acquisitions by the Company of additional businesses, products or technologies could negatively affect its business and the price of its securities.

The Company has acquired businesses and technologies in the past and may pursue acquisitions of other companies, technologies and new and complementary product lines in the future. Any acquisition would involve risks to the Company's business, including:

an inability to integrate the operations, products and personnel of the Company's acquired businesses and diversion of management's time and attention;

an inability to expand the Company's financial and management controls and reporting systems and procedures to incorporate the acquired businesses;

potential difficulties in completing projects associated with purchased in-process research and development;

assumption of unknown liabilities, or other unanticipated events or circumstances;

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

Because the Company sells its products worldwide, the Company's business is subject to risks associated with doing business internationally. The Company expects its net sales originating outside the United States to be approximately half of the Company's Communication Test total net sales for its 2003 fiscal year. In addition, many of the Company's manufacturing facilities and suppliers are located outside the United States. Accordingly, the Company's future results could be harmed by a variety of factors, including: changes in foreign currency exchange rates;

changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

trade protection measures and import or export licensing requirements; and

potentially negative consequences from changes in tax laws and other regulatory requirements.

Compliance with applicable regulations, standards and protocols may be time consuming and costly for the Company.

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

In order to reduce operating costs, the Company implemented restructuring plans. These restructuring plans included a reduction of personnel, many of which were highly skilled employees. The Company's operations could be negatively impacted by the loss of such employees.

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

                 Factors Related to the Company's Common Stock.

The Company's current principal stockholders have effective control over the Company's business.

As of March 31, 2002, the CDR Funds, the Company's controlling stockholders, together held approximately 80.1% of the outstanding shares of the Company's common stock. In addition, three of the eleven directors who serve on the Company's board are currently affiliated with the CDR Funds. By virtue of such stock ownership and board representation, the CDR funds have effective control over all matters submitted to the Company's stockholders, including the election of the Company's directors, and exercise significant control over the Company's policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to the Company's stockholders. In addition, CDR Fund V has agreed, with Mr. John R. Peeler, the President and Chief Executive Officer of the Company's Communications Test Business, to vote its shares to elect him as a director so long as he is employed by the Company.

Only approximately 19% of the Company's common stock trades publicly and the market for technology stocks is extremely volatile.

The public market for the Company's common stock is limited as only approximately 19% of the outstanding stock trades publicly. The small size of the Company's float tends to increase the volatility of the Company's stock price. In addition, the stock market in general, and the market for technology stocks in particular, have experienced extreme volatility and this volatility has often been unrelated to the operating performance of particular companies. The market price of the Company's common stock could fluctuate significantly at any time in response to such factors as:
changes in financial estimates or investment recommendations relating to the Company by securities analysts;

the Company's quarterly operating results falling below securities analysts' or investors' expectations in any given period;

announcements by the Company or its competitors of new products, acquisitions or strategic relationships; and general market conditions and domestic and international economic factors unrelated to the Company's performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company's business.

Since November 9, 2000, the Company's common stock has been trading on the NASDAQ National Market. The Company has filed to transfer from the NASDAQ National market to the NASDAQ Small Cap Market. The Company expects such transfer to occur in June 2002. However, there is no assurance that such transfer will occur by such date, or at all. Furthermore, the Company's transfer from the NASDAQ National Market increases the risk that the market for the Company's common stock will become less liquid.

Forward-Looking Statements

This report (other than the Company's consolidated financial statements and other statements of historical fact) contains forward-looking statements.
The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurance that the Company's assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions, including the risk factors described elsewhere in this report and the Company's other Securities and Exchange Commission filings.
The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur, actual results may differ materially from the estimates or expectations reflected in the Company's forward-looking statements, and undue reliance should not be placed upon the forward-looking events discussed in this report.

                                                                      APPENDIX C


                               ACTERNA CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS                                          C-2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND 2001             C-3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
       MARCH 31, 2002, 2001 AND 2000                                       C-5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000                    C-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
       MARCH 31, 2002, 2001 AND 2000                                       C-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            C-9

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Acterna Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Acterna Corporation and its subsidiaries (the "Company") at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note E to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, on April 1, 2001.

     As discussed in Note B to the consolidated financial statements, the Company has significant liquidity needs.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 28, 2002, except for Note R, as
to which the date is June 14, 2002

                               Acterna Corporation
                           Consolidated Balance Sheets


                                                                                        March 31,
                                                                                 2002              2001
                                                                               --------          --------
          Assets                                                             (Amounts in thousands except
                                                                               share and per share data)
Current assets:
   Cash and cash equivalents                                                 $   42,739        $   63,054
   Accounts receivable, net
     of allowance of $7,872 and $10,741
     respectively                                                               126,381           233,371
   Inventories, net:
      Raw materials                                                              39,511            61,009
      Work in process                                                            36,759            48,266
      Finished goods                                                             36,331            48,206
                                                                             ----------        ----------
         Total inventory                                                        112,601           157,481

   Deferred income taxes                                                         18,878            37,961
   Income tax receivable                                                         77,479               ---
   Notes receivable                                                               1,422             2,033
   Other current assets                                                          33,265            37,577
                                                                             ----------        ----------
      Total current assets                                                      412,765           531,477

Property, plant and equipment:
  Land and buildings                                                             55,075            55,123
  Leasehold improvements                                                          9,719            12,443
  Machinery and equipment                                                        88,567            87,716
  Furniture and fixtures                                                         75,679            55,240
                                                                             ----------        ----------
                                                                                229,040           210,522

  Less accumulated depreciation and amortization                               (106,954)          (85,956)
                                                                             ----------        ----------
  Property, plant and equipment, net                                            122,086           124,566

Other assets:
   Net assets held for sale                                                         ---            37,908
   Goodwill, net                                                                427,086           435,478
   Other intangible assets, net                                                   2,453           195,093
   Deferred debt issuance costs, net                                             26,582            25,908
   Other                                                                         23,584            32,549
                                                                             ----------        ----------
      Total assets                                                           $1,014,556        $1,382,979
                                                                             ==========        ==========

                               Acterna Corporation
                     Consolidated Balance Sheets, continued


                                                                                                March 31,
                                                                                        2002              2001
                                                                                      --------          --------
Liabilities and Stockholders' Deficit                                               (Amounts in thousands except
                                                                                      share and per share data)
Current liabilities:
   Notes payable                                                                   $    2,523          $   10,919
   Current portion of long-term debt                                                   28,937              22,248
   Accounts payable                                                                    73,374             112,155
   Accrued expenses:
      Compensation and benefits                                                        37,931              71,836
      Deferred revenue                                                                 52,540              47,743
      Warranty                                                                         17,332              11,914
      Interest                                                                         10,700              11,476
      Restructuring                                                                    14,562                 ---
      Other                                                                            31,747              36,801
      Taxes other than income taxes                                                     8,230              14,112
   Accrued income taxes                                                                31,263               7,616
                                                                                    ---------           ---------
      Total current liabilities                                                       309,139             346,820

Long-term debt                                                                        979,187           1,056,383
Long-term notes payable                                                                76,875                 ---
Deferred income taxes                                                                  17,581               2,915
Other long-term liabilities                                                            68,549              57,838

Commitments and contingencies (Note P.)

Stockholders' deficit:
  Serial preference stock, par value $1 per share;
   authorized 100,000 shares; none issued                                                 ---                ---
  Common stock, par value $0.01,
    authorized 350,000,000 shares;
   issued and outstanding 192,247,785 and
   190,953,052 shares, 2002 and 2001, respectively                                      1,922               1,910
  Additional paid-in capital                                                          786,537             801,080
  Accumulated deficit                                                              (1,170,639)           (795,746)
  Unearned compensation                                                               (53,925)            (90,986)
  Other comprehensive income (loss)                                                      (670)              2,765
                                                                                   ----------           ---------
      Total stockholders' deficit                                                    (436,775)           ( 80,977)
                                                                                   ----------           ---------
      Total liabilities and stockholders' deficit                                  $1,014,556          $1,382,979
                                                                                   ==========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                               Acterna Corporation
                      Consolidated Statements of Operations

                                                                             Years Ended March 31,
                                                                   2002             2001             2000
                                                                  ------            -----           ------
                                                                            (Amounts in thousands
                                                                            except per share data)
Net sales                                                       $1,132,661        $1,366,257       $ 656,601
Cost of sales                                                      540,048           606,860         285,531
                                                                ----------        ----------       ---------
Gross profit                                                       592,613           759,397         371,070

Selling, general and administrative expense                        444,387           486,598         192,286
Product development expense                                        160,219           168,117          75,398
Amortization of intangibles                                         42,271           120,151          12,326
Restructuring expense                                               33,989               ---             ---
Impairment of net assets held for sale                              17,918               ---             ---
Goodwill impairment                                                  3,947               ---             ---
Impairment of acquired intangible assets                           151,322               ---             ---
Recapitalization and other related costs                               ---             9,194          27,942
Purchased incomplete technology                                        ---            56,000             ---
                                                                ----------        ----------       ---------
Operating income (loss)                                           (261,440)          (80,663)         63,118

Interest expense                                                   (96,625)         (102,158)        (51,949)
Interest income                                                      1,625             3,322           2,373
Other expense, net                                                  (7,615)           (4,491)           (720)
                                                                ----------        ----------       ---------
Income (loss) from continuing operations before
  income taxes and extraordinary item                             (364,055)         (183,990)         12,822

Provision for (benefit from) income taxes                              799           (12,793)          6,810
                                                                ----------        ----------       ---------
Income (loss) from continuing operations before
  extraordinary item                                              (364,854)         (171,197)          6,012
Income (loss) from discontinued operations                         (10,039)           10,039             ---
                                                                ----------        ----------       ---------

Income (loss) before extraordinary item                           (374,893)         (161,158)          6,012

Extraordinary item, net of income tax benefit
  of $6,603                                                            ---           (10,659)            ---
                                                                ----------        ----------       ---------
Net income (loss)                                               $ (374,893)       $ (171,817)      $   6,012
                                                                ==========        ==========       =========
Net income(loss) per common share-basic and diluted:
  Continuing operations                                         $    (1.90)       $    (0.93)      $    0.04
  Discontinued operations                                            (0.05)             0.06             ---
  Extraordinary item                                                   ---             (0.06)            ---
                                                                ----------        ----------       ---------
                                                                $    (1.95)       $    (0.93)      $    0.04
                                                                ==========        ==========       =========
Weighted average number of common shares:
  Basic                                                            191,868           183,881         148,312
  Diluted                                                          191,868           183,881         162,273

   The accompanying notes are an integral part of the consolidated financial statements.

                               Acterna Corporation
                Consolidated Statements of Stockholders' Deficit
                  (amounts in thousands, except per share data)

                                                               Additional                                  Other           Total
                                           Common     Common   Paid - In    Accumulated    Unearned    Comprehensive   Shareholders'
                                           Stock      Stock     Capital       Deficit    Compensation  Income (loss)      Deficit
                                          ------------------------------------------------------------------------------------------
Balance, April 1, 1999                     120,665    $   --   $  322,746   $  (629,941)   $ (7,563)     $ (1,682)      $ (316,440)

Net income - 2000                                                                 6,012                                      6,012
Translation adjustment                                                                                       (197)            (197)
                                                                                                         --------       ----------
Total comprehensive income                                                                                                   5,815
Exercise of stock options and other
  issuances                                  1,862        11        4,725                                                    4,736
Adjustment to unearned compensation                                (1,143)                    1,130                            (13)
Stock option expense                                               12,327                                                   12,327
Redemption of stock options                                        (6,980)                                                  (6,980)
Unearned compensation from stock
  option grants                                                    12,951                   (12,951)                           ---
Change in par value of common stock                    1,214       (1,214)                                                     ---
Amortization of unearned compensation                                                         2,419                          2,419
Tax benefit from exercise of stock
  options                                                           1,461                                                    1,461
                                          --------    ------   ----------   -----------    --------      --------       ----------
Balance, March 31, 2000                    122,527     1,225      344,873      (623,929)    (16,965)       (1,879)        (296,675)
                                          --------    ------   ----------   -----------    --------      --------       ----------
Net loss 2001                                                                  (171,817)                                  (171,817)
Translation adjustment                                                                                      4,644            4,644
                                                                                                                        ----------
Total comprehensive loss                                                                                                  (167,173)

Issuance of common stock to CDR Funds       43,125       431      172,069                                                  172,500
Issuance of common stock rights
  offering, net of fees                      4,983        50       16,882                                                   16,932
Issuance of common stock to WWG
  stockholders                              14,987       150      129,850                                                  130,000
Stock option expense                                               12,255                                                   12,255
Conversion of Cheetah stock options                                 5,754                    (6,721)                          (967)
Amortization of unearned compensation-
  continued operations                                                                       19,840                         19,840
Exercise of stock option and other
  issuances                                  5,331        54       10,919                                                   10,973
Unearned compensation from stock
  option grants                                                    98,726                   (98,726)                           ---
Adjustment to unearned compensation                               (11,567)                   11,586                             19
Tax benefit from exercise of stock
  options                                                          21,319                                                   21,319
                                          --------    ------   ----------   -----------    --------      --------       ----------
Balance, March 31, 2001                    190,953    $1,910   $  801,080   $  (795,746)   $(90,986)     $  2,765       $  (80,977)
                                          --------    ------   ----------   -----------    --------      --------       ----------
Net loss 2002                                                                  (374,893)                                  (374,893)
Translation adjustment and minimum
  pension liability                                                                                        (3,435)          (3,435)
                                                                                                                        ----------
Total comprehensive loss                                                                                                  (378,328)
Amortization of unearned compensation                                                        19,368                         19,368
Exercise of stock option and other
  issuances, net                             1,295        12        2,156                                                    2,168
Adjustment to unearned compensation                               (17,693)                   17,693                            ---
Tax benefit from exercise of stock
  options                                                             994                                                      994
                                          --------    ------   ----------   -----------    --------      --------       ----------
Balance, March 31, 2002                    192,248    $1,922   $  786,537   $(1,170,639)   $(53,925)     $   (670)      $ (436,775)
                                          ========    ======   ==========   ===========    ========      ========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               Acterna Corporation
                      Consolidated Statements of Cash Flows

                                                                                                 Years Ended March 31,
                                                                                         2002            2001            2000
                                                                                      ----------      ----------       --------
                                                                                                 (Amounts in thousands)
Operating activities:
   Net income (loss) from operations                                                 $  (374,893)     $(171,817)      $   6,012
   Adjustment for noncash items included in net income (loss):
      Depreciation                                                                        36,391         28,427          13,082
      Bad debt                                                                              (582)         7,147           1,024
      Amortization of intangibles and goodwill                                            42,271        120,151          12,327
      Amortization of inventory step-up                                                      ---         35,750             ---
      Amortization of unearned compensation                                               19,368         19,840           2,419
      Amortization of deferred debt issuance costs                                         5,582          3,974           3,232
      Impairment of acquired intangible assets                                           151,322            ---             ---
      Write-off of deferred debt issuance costs                                              ---         10,019             ---
      Loss on discontinued operations                                                     10,039            ---             ---
      Loss on sale of fixed assets                                                         4,173            ---             ---
      Impairment of assets held for sale and goodwill impairment                          21,865            ---             ---
      Purchased incomplete technology                                                        ---         56,000             ---
      Recapitalization and other related costs                                               ---          9,194          12,327
      Tax benefit from stock option exercises                                                994         21,319           1,461
      Other                                                                                  ---          2,047              56
      Change in deferred income taxes                                                     59,291        (31,309)         (2,840)
   Changes in operating assets and liabilities, net of effects
      of purchase acquisitions and divestitures                                           26,300        (91,372)          8,310
                                                                                     -----------      ---------       ---------
   Net cash flows provided by operating activities                                         2,121         19,370          57,410
                                                                                     -----------      ---------       ---------
Investing activities:
   Purchases of property and equipment                                                   (38,403)       (45,905)        (21,859)
   Proceeds from sale of property and equipment                                            1,178          2,433             ---
   Proceeds from sales of businesses                                                      23,800          6,381             ---
   Businesses acquired in purchase transactions,
      net of cash and noncash items                                                       (1,495)      (422,137)       (113,227)
   Other                                                                                  (1,029)        (4,863)         (7,165)
                                                                                     -----------      ---------       ---------
   Net cash flows used in investing activities                                           (15,949)      (464,091)       (142,251)
                                                                                     -----------      ---------       ---------
Financing activities:
   Borrowings (repayments) under revolving credit facility, net                          (45,000)       108,000          70,000
   Borrowings of term loan debt                                                            3,350        683,566             ---
   Repayment of term loan debt                                                           (35,010)       (12,944)        (17,139)
   Borrowings of notes payable                                                            75,000            ---             ---
   Borrowings (repayments) of notes payable and other debt                                  (260)        31,735            (212)
   Repayment of debt under old Senior Secured Credit Facility                                ---       (304,861)            ---
   Repayment of WWG term debt                                                                ---       (118,594)            ---
   Redemption of WWG bonds                                                                   ---        (94,148)            ---
   Financing fees                                                                         (6,256)       (18,519)            ---
   Proceeds from issuance of common stock, net                                             2,168        200,405           4,736
   Purchases of treasury stock, common stock and stock options                               ---            ---          (6,980)
                                                                                     -----------      ---------       ---------
   Net cash flows provided by (used in) financing activities                              (6,008)       474,640          50,405
                                                                                     -----------      ---------       ---------
Effect of exchange rates on cash                                                            (479)        (2,634)           (157)
                                                                                     -----------      ---------       ---------
Increase (decrease) in cash and cash equivalents                                         (20,315)        27,285         (34,593)
Cash and cash equivalents at beginning of year                                            63,054         35,769          70,362
                                                                                     -----------      ---------       ---------
Cash and cash equivalents at end of year                                             $    42,739      $  63,054       $  35,769
                                                                                     ===========      =========       =========
Change in operating asset and liability components:
    Decrease (increase) in trade accounts receivable                                 $   106,979      $ (47,191)      $ (19,200)

   Decrease (increase) in inventories                                                     44,552         (32,950)         7,185
   Decrease (increase) in other current assets                                           (72,519)         (1,403)        (7,324)
   Increase (decrease) in accounts payable                                               (44,238)         22,200         12,397
   Increase (decrease) in accrued expenses, taxes and other                               (8,474)        (32,028)        15,252
                                                                                     -----------      ----------       --------
Change in operating assets and liabilities                                           $    26,300      $  (91,372)      $  8,310
                                                                                     ===========      ==========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                       $    87,258      $  105,115       $ 48,791
      Income taxes                                                                        15,555          13,036         14,737

   The accompanying notes are an integral part of the consolidated financial statements

                               ACTERNA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   FORMATION AND BACKGROUND

     Acterna Corporation (the "Company" or "Acterna", formerly Dynatech Corporation), was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in four business segments: communications test, industrial computing and communications, AIRSHOW and da Vinci.

     The Company previously reported the industrial computing and communications segment as discontinued operations. This segment is comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary (see Note F. Acquisitions and Divestitures), but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statements of Operations and Balance Sheets for all periods presented. The Statements of Operations were reclassified to include the results of operations of ICS Advent and Itronix as continuing operations. The Balance Sheets as of March 31, 2002 and March 31, 2001 include the assets and liabilities of Itronix. The Balance Sheet at March 31, 2001 reflects the net assets of ICS Advent classified as net assets held for sale. The Statement of Cash Flows was not reclassified as these statements were not previously presented on a discontinued basis.

     The communications test business develops, manufacturers and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services. The industrial computing and communications segment provides computer products to the ruggedized computer market. ICS Advent sold computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers. AIRSHOW is a provider of systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW systems are marketed to commercial airlines and private aircraft owners. The da Vinci segment manufactures systems that correct or enhance the accuracy of color during the process of transferring film-based images to videotape.

     The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2002 are references to the Company's fiscal year which began April 1, 2001 and ended March 31, 2002).


B.   LIQUIDITY

     The Company has recorded significant losses from operations and seen a substantial reduction in revenues and operations as a result of the economic downturn and in particular the downturn within the telecommunications sector and related industries. Consequently the Company has undertaken several restructurings during the year ended March 31, 2002 (See Note G. Restructuring) to align its cost structures and its revenues. Due to the severity and continuing downturn, management have identified the need to make further cost reductions during the course of fiscal 2003. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with the liquidity and earnings covenants required under the Senior Secured Credit Facility (See Note K. Notes Payable and
     Debt) during the course of fiscal 2003. Continuing compliance with these covenant requirements during fiscal 2003 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company's cash requirements for debt service, including repayment of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007 (See Note K. Notes Payable and Debt) As a result of the amendment of the Senior Secured Credit Facility and the issuance at par of $75 million of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") in January 2002, the Company believes that funds generated by ongoing operations and funds available under its Senior Secured Credit Facility will be sufficient to meet its cash needs over the next twelve-month period.

     In December 2001, in order to remain compliant with the terms of the Senior Secured Credit Facility, the Company amended its near-term covenants under the Senior Secured Credit Facility. Based on the terms of the amendment, the Company must maintain minimum liquidity of $25 million, which is defined as the sum of cash and cash equivalents plus aggregate available revolving credit commitments. The Company must also comply with minimum EBITDA amounts of ($10 million), $17 million, and $40 million for the six, nine, and twelve month periods ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively. The Company believes it has sufficient cash and borrowing availability to meet its liquidity covenants for the year ending March 31, 2003 and that based on expected reduced revenue levels and timely and successful execution of its restructuring programs, it will be able to meet its EBITDA covenant requirements for the next twelve months.

     Beyond March 31, 2003, based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current financing base, consisting of equity and debt instruments, will need to be renegotiated, extended or refinanced. There can be no guarantee that in the event the Company is required to extend, refinance or repay its debt, that new or additional sources of finance will be available or will be available on terms acceptable to the Company. Inability to repay the debt obligations or source alternative financing will likely have a material impact on the financial position of the Company.

     After March 31, 2003, the Company will again be subject to covenants outlined in the original Senior Secured Credit Facility which include minimum interest and maximum debt to EBITDA coverage ratios. Based on the current economic outlook, the Company does not believe it has the ability to comply with these covenants.

     The Company plans to work with its senior lenders to amend its covenants requirements, however, it cannot provide any assurance that it will be able to reach agreement with it lenders on reasonable terms. Inability to modify the current covenant agreement could result in default and cause the lenders to require immediate repayment of all debt under the Credit Facility and limit or cancel the availability of borrowings under the Company's Revolving Credit Facility. The Company may have to immediately find other sources of capital and further substantially reduce its cost of operations. In addition, the Company may need to raise additional capital to meet its needs after 2003, to develop new products and to enhance existing products in response to competitive pressures, and to acquire complementary products, businesses or technologies.

     After March 31, 2003, the Company's future operating performance and ability to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance the Convertible Notes and the Senior

     Subordinated Notes, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company's control.


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

     Upon consummation of the Recapitalization, Clayton, Dubilier & Rice Fund V Limited Partnership, an investment partnership managed by CDR ("CDR Fund V"), held approximately 91.8% of the Company's Common Stock and other stockholders held approximately 8.2% of the Common Stock. The Transaction was treated as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions. As of March 31, 2002, CDR Fund V and Clayton, Dubilier & Rice Fund VI Limited Partnership ("CDR Fund VI") held approximately 80.1% of the Common Stock outstanding.

     Recapitalization and other related costs during fiscal 2002, 2001 and 2000 totaled $0 million, $9.2 million and $27.9 million, respectively, most of which related to termination expenses of certain executives including the retirement of John F. Reno, former Chairman, President and Chief Executive Officer of the Company, as well as other employees.


D.   RELATED PARTY

     The Company paid an annual management fee to CDR totaling $ 1.6 million, $0.5 million and $0.5 million in the three fiscal years ending March 31, 2002, 2001 and 2000, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes and the amendment of the Senior Secured Credit Facility.

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

     On May 19, 1999, Ned C. Lautenbach, a principal of CDR, became the Company's Chairman and Chief Executive Officer. Mr. Lautenbach has not received direct compensation from the Company for these services. However, his compensation for any services is covered in the above mentioned management fees paid to CDR.

     On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") to CDR Fund
     VI. Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Company's Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries.

     The Company used the net proceeds of $69 million from the issuance and sale of the Convertible Notes (net of fees and expenses) to repay a portion of its indebtedness under its Revolving Credit Facility. The amounts repaid remain available to be re-borrowed by the Company. As a result of the repayment, the Company had $95 million of availability under its Revolving Credit Facility as of March 31, 2002. (For additional information concerning the Convertible Notes see Note K. Notes Payable and Debt.)


E.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its wholly owned domestic and international subsidiaries. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, carrying values of long-lived assets, pension assets and liabilities, tax valuation reserves and nonrecurring charges. Actual results could differ from those estimates.

     Fair Value of Financial Instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 31, 2002 and 2001. Other financial instruments include debt and interest rate swaps. (See Note K. Notes Payable and Debt and Note L. Interest Rate Swap Contracts)

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, accounts receivable and interest rate swap contracts.

     The Company maintains its cash accounts in various institutions worldwide and places its cash investments in prime quality certificates of deposit, commercial paper, or mutual funds.

     Credit risk related to its accounts receivable are limited due to the large number of customers and their dispersion across many business and geographic areas. However, a significant amount of trade receivables are with customers within the telecommunications industry, which is currently experiencing a significant downturn. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred insignificant credit losses.

     The Company's counterparties to the investment agreements and interest rate swap contracts consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties.

     Cash Equivalents. Cash equivalents represent highly liquid investment instruments with an original maturity of three months or less at the time of purchase.

     Inventories. Inventory values are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The company's inventory includes raw materials, work in process, finished goods and demonstration equipment. The Company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. The Company reserves the entire value of all obsolete items. The Company determines excess inventory based upon current and forecasted usage, and a reserve is provided for the excess inventory. Such estimates are difficult to make under current economic conditions.

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

     When a fixed asset is disposed of, the cost of the asset and any related accumulated depreciation is written off and any gain or loss is recognized. Maintenance and repairs' expenditures are expensed when incurred.

     Goodwill. Goodwill represents the excess of cost over the fair market value of the net assets acquired and, prior to March 31, 2001, goodwill was charged to earnings on a straight-line basis over the period estimated to be benefited, averaging 6 years. Effective April 1, 2001, the Company adopted FAS 141 and FAS 142. Under the provisions of FAS 142, the Company ceased amortization of goodwill and will complete an impairment test using a discounted cash flow method of the remaining goodwill, at least annually on March 31, and therefore, will only be charged to operations to the extent it has been determined to be impaired.

     Acquired Intangible Assets. Acquired intangible assets consist primarily of product technology acquired in business combinations. Product technology and other acquired intangible assets are amortized on a straight-line basis primarily over six years. Amortization expense related to product technology was $38.9 million in 2002, $32.7 million in fiscal 2001, and $2.6 million in fiscal 2000. Amortization expense related to other intangibles was $3.3 million in 2002, $18.6 million in fiscal 2001, and $0.5 million in fiscal 2000.

     Long-Lived Assets. The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. Impairment is measured by the amount discounted cash flows are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets were determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination was made.

     Deferred Debt Issuance Costs. In connection with the Recapitalization and the new Senior Secured Credit Facility, the Company incurred financing fees that are being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. (See Note K. Notes Payable and Debt.)

     Other Comprehensive Income (Loss). The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the local foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in stockholders' equity (deficit). The realized gains or losses resulting from foreign currency transactions are included in other income. During fiscal 2002, 2001 and 2000 the Company recorded transaction losses of $5.2 million, $5.5 million and a gain of $54.5 thousand, respectively.

     Other comprehensive income (loss) that is shown in the Statement of Stockholders' Deficit consists of foreign currency translation adjustments and unrealized gains (losses) on interest rate swap contracts offset by changes in minimum pension funding obligations.

     Stock-Based Compensation. The Company accounts for stock-based awards to its employees using the intrinsic value-based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the pro forma footnote disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which prescribes the recognition of compensation expense based on the fair value of options on the grant date with compensation costs recognized ratably over the vesting period.

     Unearned Compensation. From the time of the Recapitalization through October 2000, the Company issued non-qualified stock options to employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company's board of directors. The exercise price may or may not have been equal to the trading price in the public market on the dates of the grants. The Company recorded a charge equal to the difference between the closing price in the public market and the exercise price of the options within unearned compensation within stockholders' deficit. This unearned compensation charge is being amortized to expense over the options' vesting periods of up to five years.

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

     Revenue Recognition. The Company's revenues are primarily derived from product sales. The Company recognizes revenue when it is earned. The Company considers revenue earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss have passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

     Revenue from product sales are generally recognized at the time the products are shipped to the customer. In certain cases where the Company has not transferred the risks and rewards of ownership, revenue recognition is deferred. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties and sales returns. Service revenue is deferred and recognized over the contract period or as services are rendered. Revenue on multi-element arrangements is recognized among each of the deliverables based on the relative fair value.

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

     Warranty Costs. The Company generally warrants its products for one to three years after delivery. A provision for estimated warranty costs, based on expected return rates and costs to repair, is recorded at the time revenue is recognized.

     Interest Rate Swap Contracts. The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Term Loan Facility to a fixed rate to reduce the impact of interest rate changes on future income. The Company does not hold or issue financial instruments for trading or speculative purposes. The differential to be paid or received under these agreements is recognized within interest expense. (See Note L. Interest Rate Swap Contracts.)

     Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of assets and liabilities that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The Company's deferred tax assets are evaluated as to whether it is more likely than not they will be recovered from future income. To the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance against such assets. (See Note M. Income Taxes.)

     The Company does not provide for U.S. income tax liabilities on undistributed earnings of its foreign subsidiaries which are considered indefinitely reinvested.

     New Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company elected to early adopt the provisions effective April 1, 2001. The effects of FAS 142 are detailed in Note H. Goodwill and Other Intangible Assets.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on April 1, 2002. The Company has determined that the adoption of this standard will require the Company to disclose AIRSHOW as a discontinued operation in the first quarter of fiscal 2003 and reclassify prior period presentation.

     In April 2002, the FASB issued Statement of Financial Accounting Standards FAS No. 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The extraordinary item in 2001 will be reclassified on adoption of this standard.


F.   ACQUISITIONS AND DIVESTITURES

     ACQUISITIONS DURING FISCAL 2002

     The Company in the normal course of business entered into acquisitions during fiscal 2002, which, in the aggregate, do not have a material impact on the results of operations and financial position of the Company. Accordingly the Company has not presented proforma results of operations for these acquisitions.

     ACQUISITIONS DURING FISCAL 2001

     Wavetek Wandel Goltermann,Inc.

     On May 23, 2000, the Company merged one of its wholly owned subsidiaries with Wavetak Wandel Goltermann, Inc. ("WWG") for consideration of $402.0 million. The WWG Merger was accounted for using the purchase method of accounting. Purchased incomplete technology of $51 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in the fiscal year 2001. The excess purchase price was allocated to other intangibles and goodwill.

     The purchase accounting is summarized as follows:

          Aggregate purchase price:
           Cash in exchange for WWG stock                             $ 249,562
           Cash in exchange for WWG options                               8,248
           Acterna common stock, 14,987 shares                          130,000
           Acquisition costs                                             14,228
                                                                      ---------
                 Total purchase price                                   402,038

          Plus net tangible liabilities acquired                        150,504
                                                                      ---------
                 Total purchase price in excess of net assets
                  acquired                                            $ 552,542
                                                                      =========
          Allocations of purchase price:
           Inventory step-up to fair value                            $  35,000
           In-process research and development acquired                  51,000
           Allocation to land and buildings                              27,000
           Deferred tax liabilities                                     (49,447)
           Core technology                                              162,180
           Backlog                                                        6,841
           Goodwill                                                     319,968
                                                                      ---------
                                                                      $ 552,542
                                                                      =========

          As of April 1, 2001, the Company adopted FAS 142 and all amounts previous allocated to workforce have been reclassified to goodwill.

     Superior Electronics Group, Inc., doing business as Cheetah Technologies

     On August 23, 2000, the Company acquired Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies ("Cheetah") for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See Note K. Notes Payable and Debt) and approximately $65.7 million from its existing cash balance. Purchased incomplete technology of $5 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in the fiscal year 2001. The excess purchase price was allocated to other intangibles and goodwill.

     In connection with the Cheetah acquisition, options to purchase shares of Cheetah common stock were converted into options to purchase shares of Acterna common stock. The fair value as of the announcement date of the acquisition of all options converted was $5.8 million using an option-pricing model. An additional charge of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately three years).

     The purchase accounting is summarized as follows:

     Aggregate purchase price:
      Cash paid                                                       $ 164,723
      Fair value of Cheetah stock options converted to Acterna
        stock options                                                     5,754
      Acquisition costs                                                     997
                                                                      ---------
         Total purchase price                                           171,474

     Less net assets acquired                                           (15,073)
                                                                      ---------
         Total purchase price in excess of net assets acquired        $ 156,401
                                                                      =========
     Allocations of purchase price:
      Inventory step-up to fair value                                 $     750
      In-process research and development acquired                        5,000
      Deferred compensation related to unvested stock options
          assumed by the Company                                          6,720

      Core technology                                                    48,300
      Backlog                                                             3,300
      Other intangibles                                                     700
      Goodwill                                                           91,631
                                                                      ---------
                                                                      $ 156,401
                                                                      =========

       As of April 1, 2001, the Company adopted FAS 142 and all amounts previous allocated to workforce have been reclassified to goodwill.

     ACQUISITIONS DURING FISCAL 2000

     WPI Husky Technology, Inc., WPI Oyster Termiflex Limited, WPI Husky Technology Limited and WPI Husky Technology GmbH

     On February 24, 2000 the Company, through one of its wholly owned subsidiaries, purchased certain assets and liabilities of WPI Husky Technology, Inc., and WPI Oyster Termiflex Limited, and the stock of WPI Husky Technology Limited and WPI Husky Technology GmbH (collectively "Itronix UK"), all of which were subsidiaries of WPI, Inc. The total purchase price for Itronix UK totaled approximately $34.8 million in cash (of which approximately $30 million was borrowed to finance the acquisition). The acquisition was accounted for using the purchase method of accounting and resulted in approximately $30 million of goodwill. Itronix UK distributes rugged field computer systems including the provision of related services for incorporation into customers' specific applications.

     ICS Advent (Europe) Ltd.

     On January 4, 2000, the Company purchased the remaining outstanding stock of ICS Advent (Europe) Ltd. ("ICS UK") for (pound)3.0 million (approximately $4.9 million) in cash. The acquisition was accounted for using the purchase method of accounting and generated approximately $4.0 million of goodwill. On October 31, 2001, the ICS business was sold. (See Divestiture during Fiscal 2002)

     Applied Digital Access, Inc.

     On November 1, 1999, the Company acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for a total purchase price of approximately $81.0 million in cash. The operating results of ADA have been included in the Consolidated Financial Statements since November 1, 1999 and is included within the Company's communications test segment.

     Sierra Design Labs

     On September 10, 1999, the Company purchased the outstanding stock of Sierra Design Labs ("Sierra") for a total purchase price of $6.3 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $4.9 million of goodwill. The operating results of Sierra have been included in the consolidated financial statements since September 10, 1999 and is included within the Company's Other Subsidiaries.

     DIVESTITURE DURING FISCAL 2002

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

     DIVESTITURE DURING FISCAL 2001

     Data Views Corporation

     In June 2000, the Company sold the assets and liabilities of DataViews Corporation ("DataViews"), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company's financial statements within "Corporate and Other Subsidiaries".

     OTHER ACQUISITIONS AND DIVESTITURES

     In the normal course of business, the Company has acquired and sold small companies that, in the aggregate, do not have a material impact on the results of operations and financial position of the Company for the periods presented.

G.   RESTRUCTURING

     The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. At the end of the fourth quarter of fiscal 2002, the Company's headcount was 4,973 (down from 6,380 at the beginning of fiscal 2002), and the corporate headquarters was relocated from Burlington, Massachusetts to Germantown, Maryland. Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions in order to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility. (See Note B. Liquidity, to the Company's Consolidated Financial Statements.) These cost reduction programs include among other things: an additional reduction of 400 employees, a reduction of new hires, reductions to employee compensation, consolidation of identified facilities and an exit from certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003 and are intended to reduce costs by an estimated $75 million in fiscal 2003. These new actions coupled with the fourth quarter restructuring programs will result in reducing headcount to approximately 4,100 employees by the third quarter of fiscal 2003. The Company believes that the cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs would be required in the future.

     During the fiscal year ended March 31, 2002, the Company recorded $34.0 million of restructuring charges, related to three restructuring plans, as a result of the cost reduction programs mentioned above. Details of these restructuring plans and the associated charges are described below:

     On August 1, 2001 the Company announced a comprehensive cost reduction program that included a reduction of: (1) approximately 400 jobs worldwide;
     (2) outside contractors and consultants; (3) operating expenses; and (4) manufacturing costs through procurement programs to lower materials costs. The Company expects these steps to result in annualized cost savings in excess of $50 million. As a result of these measures, the Company terminated 328 employees and recorded a charge of $8.0 million relating primarily to severance in the second quarter of fiscal 2002.

     In October 2001, the Company announced an expanded cost reduction plan that included (1) a reduction of 500 additional positions (excluding the employees of the sold ICS Advent subsidiary); (2) consolidating certain of its development and marketing offices; (3) instituting a reduced workweek at selected manufacturing locations; (4) reducing capital expenditures, and
     (5) the relocation of its corporate headquarters. The Company incurred a restructuring charge of $9.3 million for this plan.

     During the fourth quarter of 2002, the Company announced additional cost reduction plans that included (1) a reduction of approximately 400 jobs nationwide; and (2) consolidation of certain Itronix facilities located abroad. As a result, the Company incurred a restructuring charge of $16.7 million during the fourth quarter of 2002.

     During the fiscal year ended March 31, 2002, the Company paid approximately $19.4 million in severance and other related costs. At March 31, 2002 approximately $14.6 million was left to be paid for this restructuring; the Company anticipates that this amount will be paid primarily during the first half of fiscal 2003.

     The following table summarizes the restructuring expenses and payments incurred during the fiscal year ended March 31, 2002:

                           For The Twelve Months Ended March 31, 2002
                             Balance                                    Balance
                            March 31,                                  March 31,
                             2001       Expense      Paid                2002
                           ----------   -------      ----             ----------

     Workforce-related     $     ---    $ 31,737   $(17,972)          $   13,765
     Facilities                  ---       1,134       (763)                 371
     Other                       ---       1,118       (692)                 426
                           ---------    --------   --------           ----------
      Total                $     ---    $ 33,989   $(19,427)          $   14,562
                           =========    ========   ========           ==========

H.   ACQUIRED INTANGIBLE ASSETS

     During the fourth quarter of fiscal 2002, as a result of the substantial declining financial performance within the communication test segment and resulting reduced expectations for future revenues and earnings, management performed an assessment of the carrying values of long-lived assets within the communications test segment. This assessment, based on estimated future cash flows of the assets, discounted to arrive at a value today, quantified the impairment of acquired intangible assets (principally core technology). As a result, a charge of $151.3 million was recorded during the fourth quarter of fiscal 2002.

     The remaining acquired intangible assets are as follows:

                                          As of March 31, 2002
                                              Gross Carrying      Accumulated
                                                  Amount          Amortization
                                               -----------        ------------
                                             (In thousands)

      Amortized intangible assets:
         Core technology                        $   8,758          $   6,930
         Other intangible assets                    1,050                425
                                                ---------          ---------
      Total                                     $   9,808          $   7,355
                                                =========          =========

      Aggregate amortization expense:
       For the year ended March 31, 2002        $  42,271

      Estimated amortization expense:
       For the year ended March 31, 2003        $   1,297
       For the year ended March 31, 2004        $   1,031
       For the year ended March 31, 2005        $     125

     Core technology is amortized over a weighted average life of 8 years and all other intangible assets are amortized over a weighted average life of 5 years.

I.   GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the year ended March 31, 2002, are as follows:

                                       --------------------------------------------------------
                                        Communications
                                            Test         Itronix        AIRSHOW      da Vinci        Total
                                       ---------------- ---------     -------------------------      -----
                                                                     (In thousands)
Balance as of April 1, 2001               $377,187      $  34,036      $ 19,039      $ 5,216       $435,478

Goodwill adjustments                        (1,016)        (2,391)         (875)      (4,110)        (8,392)
                                          --------      ---------      --------      -------       --------
Balance as of March 31, 2002              $376,171      $  31,645      $ 18,164      $ 1,106       $427,086
                                          ========      =========      ========      =======       ========

The goodwill adjustments in the communications test reporting unit resulted primarily from final adjustments to the purchase price allocation for the WWG Merger (See Note F. Acquisitions and Divestitures) and due to the deferred tax adjustment relating to reclassifying certain intangible assets as goodwill on adoption of FAS 142. The goodwill adjustment for the Itronix reporting unit is related to the disposition of a subsidiary of Itronix during the second quarter of fiscal 2002. The goodwill adjustment for AIRSHOW relates to the reclassification of an identified intangible asset from goodwill. The goodwill adjustment for da Vinci relates to the goodwill impairment as a result of the closure of Sierra Design Labs, a subsidiary of da Vinci Systems, Inc. during the third quarter of fiscal 2002. The effects of adopting FAS 142 are set out below:

                                                        Year Ended        Year Ended
                                                         March 31,         March 31,
                                                           2001              2000
                                                           ----              ----
   Income (loss) from continuing
     operations before extraordinary item               $ (171,197)       $    6,012
   Add back goodwill amortization                           68,896             9,192
   Add back other intangible amortization                    9,258               164
                                                        ----------        ----------
   Adjusted income (loss) from continuing
    operations before extraordinary item                $  (93,043)       $   15,368
                                                        ==========        ==========
   Basic and diluted loss per share:
   Reported net income (loss) from continuing
    operations before extraordinary item                $    (0.93)       $     0.04
   Goodwill amortization                                      0.37              0.06
   Other intangible amortization                              0.05              0.00
                                                        ----------        ----------
   Adjusted basic and diluted income (loss)
    per share from continuing operations
    before extraordinary item                           $    (0.51)       $     0.10
                                                        ==========        ==========

The Company completed its transitional impairment test of goodwill during the year ended March 31, 2002 for all reporting units required under FAS 142 as of March 31, 2001 and determined that goodwill was not impaired. The impairment testing was based on discounted cash flow analyses of expectations of future earnings for each of the reporting units over the remaining estimated lives of the separately identifiable intangible assets. The Company's annual impairment test was performed as of

March 31, 2002 and determined that goodwill was not impaired for all reporting units required under FAS 142.

J.   NET INCOME (LOSS) PER SHARE

        The computation for net income (loss) per share is as follows:

                                                            2002         2001         2000
                                                          ---------    ---------    ---------
                                                      (Amounts in thousands except per share data)
Net income (loss):
   Continuing operations                                  $(364,854)   $(171,197)   $   6,012
   Discontinued operations                                  (10,039)      10,039           --
   Extraordinary loss                                            --      (10,659)          --
                                                          ---------    ---------    ---------
Net income (loss)                                         $(374,893)   $(171,817)   $   6,012
                                                          =========    =========    =========

BASIC AND DILUTED:
Common stock outstanding, net of treasury stock,
 beginning of period                                        190,953      122,527      120,665
Weighted average common stock and treasury stock
 issued during the period                                       915       57,188          886
                                                          ---------    ---------    ---------
                                                            191,868      179,715      121,551

Bonus element adjustment related to rights offering              --        4,166       26,761
                                                          ---------    ---------    ---------
Weighted average common stock outstanding, net of
 treasury stock, end of period                              191,868      183,881      148,312
                                                          =========    =========    =========

Net income (loss) per common share basic and diluted:
  Continuing operations                                   $   (1.90)   $   (0.93)   $    0.04
  Discontinued operations                                     (0.05)        0.06           --
  Extraordinary loss                                             --        (0.06)          --
                                                          ---------    ---------    ---------
Net income (loss) per common share                        $   (1.95)   $   (0.93)   $    0.04
                                                          =========    =========    =========

     On May 23, 2000 in connection with the WWG Merger, the Company issued 43,125,000 shares of common stock to CDR Fund V and CDR Fund VI at a price of $4.00 per share. In order to reverse the diminution of all other common stockholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all its common stock stockholders (including CDR) of record on April 20, 2000 (the "Rights Offering"). CDR Fund V elected to waive its right to participate in this Rights Offering. As a result, 4,983,000 shares of common stock were covered by the Rights Offering to stockholders other than CDR Fund V. As a result of these transactions, the Company granted a right to all stockholders other than CDR Fund V to purchase 4,983,000 shares of common stock at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to CDR Fund V, was $11.25.

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

     In fiscal 2002, 2001 and 2000 the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents (7.6 million in fiscal 2002, 13.5 million in fiscal 2001 and 11.4 million in fiscal 2000) and the Secured Convertible Notes as the Company incurred a net loss from continuing operations. Common stock equivalents have been excluded from the calculation of diluted weighted average shares outstanding because inclusion would have the effect of reducing net loss per common share from continuing operations.

 K.  NOTES PAYABLE AND DEBT

     Notes payable and Long-term debt is summarized below:

                                                   2002              2001
                                                ----------        ----------
                                                    (Amounts in thousands)

      Senior secured credit facility            $  710,683        $  776,354
      Senior subordinated notes                    275,000           275,000
      Senior secured convertible note               76,875               ---
      Capitalized leases and other debt             22,441            27,277
      Other notes payable                            2,523            10,919
                                                ----------        ----------
         Total debt                              1,087,522         1,089,550
                                                ----------        ----------
      Less current portion                          31,460            33,167
                                                ----------        ----------
         Long-term debt                         $1,056,062        $1,056,383
                                                ==========        ==========

The book value of the debt under the Senior Secured Credit Facility and the Senior Secured Convertible Notes represents fair market value at March 31, 2002 and 2001. The fair market value of the Senior Subordinated Notes was $77.7 million and $226.9 million, at March 31, 2002 and 2001, respectively.

The following table lists the future payments for debt obligations: (In thousands)

--------------------------------------------------------------------------------------------------------------------
     Debt obligations               Fiscal     Fiscal     Fiscal      Fiscal     Fiscal     Thereafter      Total
                                     2003       2004       2005        2006       2007
--------------------------------------------------------------------------------------------------------------------
Senior secured credit facility   $   25,749  $   40,700  $   44,500  $   74,700  $  310,000  $  215,034  $  710,683
--------------------------------------------------------------------------------------------------------------------
Senior secured convertible note          --          --          --          --          --      76,875      76,875
--------------------------------------------------------------------------------------------------------------------
Senior subordinated notes                --          --          --          --          --     275,000     275,000
--------------------------------------------------------------------------------------------------------------------
Other notes payable                   2,523          --          --          --          --          --       2,523
--------------------------------------------------------------------------------------------------------------------
Capital leases and other debt         3,188       3,813       3,802       2,666       2,667       6,305      22,441
--------------------------------------------------------------------------------------------------------------------
Total                            $   31,460  $   44,513  $   48,302  $   77,366  $  312,667  $  573,214  $1,087,522
--------------------------------------------------------------------------------------------------------------------

     Senior Secured Convertible Notes

     On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of the Convertible Notes to CDR Fund VI. The Company used the net proceeds of $69 million from the issuance and sale of the Convertible Notes (net of fees and expenses) to repay a portion of its indebtedness under its Revolving Credit Facility. The amounts repaid remain available to be re-borrowed by the Company. As a result of the repayment, the Company currently had $95 million of availability under its Revolving Credit Facility as of March 31, 2002. As of March 31, 2002, the Company was in compliance with all covenants under the agreement governing the Convertible Notes.

     Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries. A termination or acceleration of the Senior Secured Credit Facility because of a default under the Senior Secured Credit Facility, or a material payment default under the Senior secured Credit Facility, constitutes a default under the Convertible Notes.

     At the option of CDR Fund VI (or any subsequent holder of Convertible Notes), at any time prior to December 31, 2007, the maturity date of the Convertible Notes, the Convertible Notes may be converted into newly-issued shares of common stock of the Company at a conversion price of $3.00 per share, subject to customary antidilution adjustments. On the date of issuance, the conversion price of the Notes exceeded the public market price per share of common stock of the Company. If in the future any Convertible Note is issued with a conversion price that is less than the public market price on January 15, 2002 (the date of original issuance) as a result of an anti-dilution adjustment of the conversion price, then the Company would be required to take a charge to its results of operations to reflect the discount of the adjusted conversion price to the market price of the common stock on the date of original issuance.

     Acterna LLC may redeem the Convertible Notes, in whole or in part, and without penalty or premium, at any time prior to the maturity date. In addition, Acterna LLC is required to offer to repurchase the Notes upon a change of control and upon the disposition of certain assets. If any Convertible Note is redeemed, repurchased or repaid for any reason prior to the maturity date, the holder will be entitled to receive from the Company a warrant to purchase a number of newly-issued shares of common stock of the Company equal to the number of shares of common stock that such Convertible Note was convertible into immediately prior to its redemption, repurchase or repayment. The exercise price of such warrant will be the conversion price in effect immediately prior to such warrant's issuance, subject to customary antidilution adjustments. Warrants will be exercisable upon issuance and will expire on the maturity date of the Convertible Notes. The Company is required to classify the contingently issuable warrants as liabilities. Because the warrants are only issuable upon redemption, repurchase or repayment prior to maturity, which requires the consent of the lenders under the Company's Senior Secured Credit Facility, the Company has valued the warrants at zero as of the date of issuance. The change in fair value of the warrants will be recorded as a charge to operations.

     Senior Secured Credit Facility

     In connection with the WWG Merger, the Company refinanced certain of its debt and entered into a new senior secured credit facility (the "Senior Secured Credit Facility") which provided for up to $175.0 million in revolving credit borrowings (the "Revolving Credit Facility") and $685.0 million of term loan borrowings. As of March 31, 2002, the Company had $710.7 million of indebtedness outstanding under the Senior Secured Credit Facility consisting of $647.7 million in term loans and $63.0 million in revolving credit borrowings. The amount under the Revolving Credit Facility that remained available at March 31, 2002 was approximately $95 million, including outstanding letters of credit which reduce the borrowing capacity of the Company under the terms of the Revolving Credit Facility. As of March 31, 2002 and 2001, the Company was in compliance with all covenants under the Senior Secured Credit Facility, as amended on December 27, 2001.

     On December 27, 2001, in order to meet the requirements under its existing credit facility, the Company entered into an amendment to the credit agreement (the "Amendment") governing its senior secured credit facility. Under the Amendment, the lenders under the credit agreement, among other things, agreed to waive the minimum interest coverage and maximum leverage covenants of the Company under the credit agreement through June 30, 2003, subject to the successful issuance and sale of the Convertible Notes. Under the Amendment, the Company is subject to certain additional covenants and restrictions, including, without limitation, minimum liquidity and EBITDA requirements and additional restrictions on the Company's ability to make capital expenditures, incur and guarantee debt, make investments, optionally prepay the 9.75% Senior Subordinated Notes Due 2008 and dispose of assets. The Company must maintain minimum liquidity of $25 million, which is defined as the sum of cash and cash equivalents plus aggregate available revolving credit commitments. The Company must also comply with minimum cumulative EBITDA amounts of ($10 million), $17 million, and $40 million for the six, nine and twelve month periods ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively. The Amendment also, among other things, adds additional prepayment requirements for certain transactions, establishes additional guarantees and pledges of collateral and increases the interest rates on loans under the senior secured credit facility by 0.75%. On June 30, 2003, the Company will again become subject to the minimum interest coverage and maximum leverage covenants under the Senior Secured Credit Facility. Based on current estimates of its revenues and projected operating losses and profits in the near term, the Company does not believe that it will be in compliance with these covenants upon reversion. As a result, the Company has begun discussions with its lenders under the Senior Secured Credit Facility to amend the interest coverage and maximum leverage covenants requirements. If the Company is unable to amend the terms of its Senior Secured Credit Facility, a default could occur. If a default occurs, the lenders under the Senior Secured Credit Facility could require immediate repayment of the loans under the facility and refuse to extend funds under the Company's Revolving Credit Facility. The Company cannot give any assurance that it will be able to obtain an amendment to its Senior Secured Credit Facility, or if it does, that the amendment will be sufficient to remain in compliance with the terms of the Facility.

     The obligation under the Senior Secured Credit Facility are secured by a pledge of the equity interests in Acterna LLC, by substantially all of the assets of Acterna LLC and each direct or indirect U.S. subsidiary of the Acterna LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of the Company that acts as a holding company of the Company's foreign subsidiaries.

     The Company incurred a $2.9 million fee payable to the lenders under its Senior Secured Credit Facility in connection with the consummation of the December 2001 amendment which has been capitalized as deferred debt issuance costs to be amortized over the remaining life of the Senior Secured Credit Facility. At the time of the WWG Merger, the Company acquired and subsequently repaid approximately $118.6 million of WWG revolving credit debt and $94.1 million of outstanding WWG bonds.

     The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. These rates are based on LIBOR plus an applicable margin ranging from 2.75% to 3.25% per annum. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these agreements, $130 million of the Company's debt is currently subject to an effective average annual fixed rate of 5.718% per annum until September 2002.

     The annual weighted-average interest rate on the loans under the Company's Senior Secured Credit Facility was 6.7% and 9.8% for the fiscal years ended March 31, 2002 and 2001, respectively. Due to the recent reduction in interest rates, the Company's 90-day LIBOR borrowing rate plus margin at March 31, 2002 was 5.655%.

     The Company is also required, under the terms of the Senior Secured Credit Facility, to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company's leverage ratio in effect at the beginning of the quarter. The Company paid $0.2 million and $0.3 million in fiscal 2002 and 2001, respectively, in commitment fees.

     Covenant Restrictions. The Senior Secured Credit Facility imposes restrictions on the ability of the Company to make capital expenditures, and the Senior Secured Credit Facility, the Convertible Notes and the indenture governing the Senior Subordinated Notes limit the Company's ability to incur additional indebtedness. On December 27, 2001, the Company entered into an amendment of the Senior Secured Credit Facility, modifying the covenants until June 30, 2003. Beginning June 30, 2003, the Company will again be subject to these covenants. The covenants contained in the Senior Secured Credit Facility also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture governing the Senior Subordinated Notes, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries taken as a whole or engage in certain transactions with affiliates. These restrictions, among other things, preclude Acterna LLC from distributing assets to Acterna Corporation (which has no independent operations and no significant assets other than its membership interest in Acterna LLC), except in limited circumstances. The term loans under the Senior Secured Credit Facility is governed by negative covenants that are substantially similar to the negative covenants contained in the indenture governing the Senior Subordinated Notes, which also impose restrictions on the operation of the Company's business.

     The Senior Secured Credit Facility is subject to mandatory prepayments and reductions in an amount equal to, subject to certain exceptions, (a) 100% of the net proceeds of (1) certain debt offerings by the Company and any of its subsidiaries, (2) certain asset sales or other dispositions by the Company or any of its subsidiaries, and (3) property insurance or condemnation awards received by the Company or any of its subsidiaries, and
     (b) 50% of the Company's excess cash flow (the "Recapture") (as defined in the Senior Secured Credit Facility) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

     Based on the Recapture calculations at March 31, 2002 and March 31, 2001, the Company was not required to make any additional mandatory principal reduction payments during these years.

     Senior Subordinated Notes

     In connection with the 1998 recapitalization of the Company, the Company issued the Senior Subordinated Notes. Interest on the Senior Subordinated Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each May 15 and November 15 through maturity in 2008. As of March 31, 2002 and 2001, the Company was in compliance with all covenants under the Senior Subordinated Notes.

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

     Short-term Credit Facility

     On June 29, 2001, the Company entered into an unsecured, short-term revolving credit facility (the "Short-Term Credit Facility") with Credit Suisse First Boston and The Chase Manhattan Bank, which provided for revolving credit loans in an aggregate principal amount not to exceed $40 million. The Company arranged the facility to provide additional funds for general corporate purposes including short-term working capital needs. The Company never borrowed any funds under the Short-Term Credit Facility. The Short-Term Facility was terminated on December 31, 2001.

     Other Credit Arrangements

     Certain of the Company's foreign subsidiaries have agreements with banks that provide for short-term revolving advances and overdraft facilities (the "Overdraft Facilities") in an aggregate total amount of approximately $30.7 million. At March 31, 2002 and 2001, aggregate amounts of $1.4 and $8.5 million, respectively, had been borrowed under these facilities. Certain of these bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and guaranteed by the Company. Most of these agreements do not have stated maturity dates, but are cancelable by the banks at any time and, accordingly, are classified as short-term liabilities.

     Revolving borrowings under these Overdraft Facilities vary significantly by country. The average interest rate on the Overdraft Facilities ranges from approximately 15% to 20%.

L.   INTEREST RATE SWAP CONTRACTS

     The Company uses interest rate swap contracts to effectively fix a portion of its variable rate term loans under the Senior Secured Credit Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2002 the Company had one interest rate swap contract under which the Company pays a fixed interest rate and the Company receives a three-month LIBOR interest rate.

                   Notional                           Fixed Interest  Market Valuation
         Swap No.   Amount            Term                 Rate       at March 31, 2002
         --------  --------           ----            --------------  -----------------
                              (Amounts in thousands)
                                 September 30, 1998 -
           1       $130,000      September 28, 2002         5.655%         $ (2,113)

     During fiscal 2002, the Company recognized an increase in interest expense from the swap contracts of $2.6 million and a reduction in interest expense in fiscal 2001 of $1.8 million. During 2000, the Company recognized an increase in interest expense from swap contracts of $0.4 million.

     The valuations of derivative transactions are indicative values based on mid-market levels as of the close of business of the date they are provided. These valuations are provided for information purposes only and do not represent (1) the actual terms at which new transactions could be entered into, (2) the actual terms at which existing transactions could be liquidated or unwound, or (3) the calculation or estimate of an amount that would be payable following the early termination of any master trading agreement to which the Company is a party.

     The provided valuations of derivative transactions are derived from proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. The valuation set forth above indicates a net payment from the Company to the financial institution since the fixed interest rate in the contract was higher than the three-month LIBOR interest rate at March 31, 2002.

M.   INCOME TAXES

     The components of income (loss) from continuing operations before taxes are as follows:

                                          2002         2001          2000
                                      ---------     ---------     --------
                                             (Amounts in thousands)
     Domestic                         $(332,846)    $(204,129)    $ 12,881
     Foreign                            (31,209)       20,139          (59)
                                      ---------     ---------     --------
       Total                          $(364,055)    $(183,990)    $ 12,822
                                      =========     =========     ========

The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                          2002        2001        2000
                                        --------    --------    --------
                                                (Amounts in thousands)
Provision (benefit) for income taxes:
   US Federal & State                   $ 15,675    $(28,982)   $  6,597
   Foreign                               (14,876)     16,189         213
                                        --------    --------    --------
      Total                             $    799    $(12,793)   $  6,810
                                        ========    ========    ========

The components of the income tax provision (benefit) are as follows:

                                                 2002        2001        2000
                                               --------    --------    --------
                                                   (Amounts in thousands)
Current:
   Federal                                     $(45,453)   $(11,499)   $  8,285
   Foreign                                       13,293      25,223         213
   State                                            220           7         741
                                               --------    --------    --------
      Total Current                             (31,940)     13,731       9,239
                                               --------    --------    --------
Deferred:
   Federal                                       60,908     (15,568)     (2,252)
   Foreign                                      (28,169)     (9,034)        ---
   State                                            ---      (1,922)       (177)
                                               --------    --------    --------
   Total deferred                                32,739     (26,524)     (2,429)
                                               --------    --------    --------
   Total                                       $    799    $(12,793)   $  6,810
                                               ========    ========    ========

Reconciliation between U.S. federal statutory rate and the effective tax rate of continuing operations before extraordinary items follow:

                                                        2002     2001      2000
                                                       ------   ------    ------
U.S. federal statutory income tax (benefit) rate        (35.0)%  (35.0)%   35.0%

Increases (reductions) to statutory tax rate
 resulting from:
   Foreign income subject to tax at a rate
     different than U.S. rate                             0.1      7.0       .5
   State income taxes, net of federal income
     tax benefit                                         (1.1)    (0.7)     1.3
   Nondeductible purchased incomplete technology           --      9.7       --
   Nondeductible amortization                              --      9.2     19.5
   Adjustment to foreign deferred tax assets

          and liabilities for enacted changes in tax
          rates                                                                    --          (5.6)         --
        Unremitted earnings of foreign subsidiaries                              11.0           5.6          --
        Nondeductible compensation                                                 --           0.8         0.9
        Foreign sales corporation tax benefit                                      --            --        (7.4)
        Non-deductible meals and entertainment
          expenses                                                                0.2           0.4         3.0
         Net increase to valuation allowance                                     24.5            --          --
         Foreign deductible investment writedown                                 (3.7)           --          --
         Tax effect of losses for which carryback was                                            --          --
          restricted                                                              3.5            --          --
        Other, net                                                                 .5           1.6         0.3
                                                                                -----         -----       -----
          Effective income tax (benefit) rate before
            extraordinary items                                                   0.0%         (7.0)%      53.1%
                                                                                =====         =====       =====


     The principal components of the deferred tax assets and liabilities follow:

                                                                               2002             2001
                                                                              ------           ------
                                                                              (Amounts in thousands)
     Deferred tax assets:
        Net operating loss and credit carryforwards                         $  83,668         $ 53,444
        Depreciation and amortization                                          24,305           26,739
        Other accruals                                                         19,816           12,867
        Deferred revenue                                                        5,787            8,908
        Deferred compensation                                                   4,708            4,705
        Compensation related to stock options                                  19,993           16,255
        Other deferred assets                                                  14,754           15,756
                                                                             --------         --------
                                                                              173,031          138,674
     Valuation allowance                                                     (106,522)         (16,189)
                                                                             --------         --------
                                                                               66,509          122,485
                                                                             --------         --------
     Deferred tax liabilities:
        Depreciation and amortization                                          11,721           76,241
        Unremitted earnings of foreign subsidiaries                            50,419           10,356
        Other deferred liabilities                                              3,072              842
                                                                             --------         --------
                                                                               65,212           87,439
                                                                             --------         --------
     Net deferred tax assets                                                $   1,297         $ 35,046
                                                                             ========         ========


     During the year ended March 31, 2002 the Company recorded a valuation allowance of approximately $78 million against all of its U.S. net deferred tax assets. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company incurred significant and previously unanticipated financial accounting and taxable losses in the U.S. for the year ended March 31, 2002 and the current outlook indicates that significant uncertainty will continue into the next fiscal year. These cumulative losses, together with the Company's prior fiscal financial accounting and taxable losses in the U.S., resulted in management's decision that it is more likely than not that all of its U.S. deferred tax assets will not be realized.

     The valuation allowance also applies to state and foreign net operating loss carryforwards that may not be fully utilized by the Company. The increase in the valuation allowance relates primarily to the above described charge against the Company's U.S. net deferred tax assets.

     At March 31, 2002 the Company has tax net operating losses (NOL) and credit carryforwards expiring as follows:



                                                                                     Federal &
                                U.S. Federal                       Foreign           State
                                    NOLs           State NOLs       NOLs             Credits
                                ------------       ----------      -----             ----------
                                    (Amounts in thousands)
             Year of
             expiration:
             2003 - 2008        $    ---           $    ---        $    700          $ 14,274
             2009 - 2014           1,200                ---          29,400               900
             2015 - 2020          13,500             28,800             ---             2,700
             2021 - 2026          43,200            295,600             ---             5,000
             Thereafter              ---                ---          30,800             1,300
                                --------           --------        --------          --------
             Totals             $ 57,900           $324,400        $ 60,900          $ 24,174
                                ========           ========        ========          ========


     The Company previously had not provided U.S. income taxes on unremitted foreign earnings of approximately $13.8 million at March 31, 2001 because such earnings had been considered to be permanently reinvested in non-U.S. operations. During the year ended March 31, 2002 the Company determined that such earnings are no longer permanently reinvested and accordingly provided U.S. income taxes for such earnings.

     During the fourth quarter of the fiscal year ended March 31, 2002, new U.S. tax legislation was enacted which increased the period over which net operating losses may be carried back, from two years to five. Consistent with these new laws, the Company filed claims for a refund of approximately $61 million of taxes paid in prior years. The entire $61 million was collected during the first quarter of fiscal 2003.

N.   EMPLOYEE RETIREMENT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. The Plan does not provide for stated benefits upon retirement.

     The Company has a nonqualified deferred compensation plan that permits certain key employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's balance sheet, as this trust will be available to the general creditors of the Company in the event of the Company's insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at March 31, 2002 and 2001 of $11.4 million and $10.6 million, respectively, reflect amounts due the employees who contribute to the plan. The change in the valuation is due to employee contributions, the Company match on the contributions, and the change in the market valuation of the fund.

Corporate contributions to employee retirement plans were $9.1 in fiscal 2002, $8.8 million in fiscal 2001 and $6.2 million in fiscal 2000.

Defined Benefit Plans

The Company sponsors several qualified and non-qualified pension plans for its employees. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Assets of the various pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

The following table provides a reconciliation of the changes in the plans' benefits obligations:

               (Amounts in thousands)                        2002       2001
                                                             ----       ----
               Obligation at April 1, 2001                $ 59,298   $ 50,712
               Service cost                                  2,464      4,373
               Interest cost                                 3,793      2,939
               Actuarial gain/loss                          (2,366)     4,254
               Plan participants' contributions                524       ---
               Foreign currency exchange rate changes         (947)    (1,116)
               Benefits paid                                (2,242)    (1,864)
                                                          --------   --------
               Obligation at March 31, 2002               $ 60,524   $ 59,298
                                                           =======   ========


The following table provides a reconciliation of the changes in the fair value of assets under the benefits plans:

               (Amounts in thousands)                          2002       2001
                                                               ----       ----
               Fair value of plan assets                    $ 13,961   $ 14,084
               Actual return on plan assets                   (1,240)       139
               Foreign currency exchange rate changes           (101)      (786)
               Employer contributions                            997        816
               Employee contributions                            524        ---
               Benefits paid                                    (380)      (292)
                                                            --------   --------
               Fair value of plan assets at March 31, 2002  $ 13,761   $ 13,961
                                                            ========   ========

The following table represents a statement of the funded status:

               (Amounts in thousands)                                           2002               2001
                                                                                ----               ----
               Accrued pension cost                                          $ 46,996           $ 42,637
               Unrecognized net (gain)/loss                                     1,564              2,700
               Minimum liability                                               (1,797)               ---
                                                                             --------           --------
               Funded status                                                 $ 46,763           $ 45,337
                                                                             ========           ========

     The following table provides the amounts recognized in the consolidated balance sheets:

               (Amounts in thousands)                                           2002               2001
                                                                                ----               ----
               Prepaid benefit cost                                           $  ---             $  (370)
               Accrued benefit liability                                       46,996             43,007
               Minimum liability                                               (1,797)               ---
                                                                             --------           --------
               Net amount recognized                                         $ 45,199           $ 42,637
                                                                             ========           ========

     The following table provides the components of the net periodic benefit cost for the plans:

               (Amounts in thousands)                                           2002               2001
                                                                                ----               ----
               Service cost                                                  $  2,464           $  4,374
               Interest cost                                                    3,793              2,939
               Expected return of plan assets                                    (966)              (822)
                                                                             ----------         ----------
               Net periodic pension cost                                     $  5,291           $  6,491
                                                                             ==========         ==========

O.   STOCK COMPENSATION PLANS

     The Company maintains two Stock Option plans in which common stock is available for grant to key employees at prices not less than fair market value (110% of fair market value for employees holding more than 10% of the outstanding common stock) at the date of grant determined by the Board of Directors. Incentive or nonqualified options may be issued under the plans and are exercisable from one to ten years after grant. There are 55,000,000 shares of stock reserved for issuance under the plans.

     The Company maintains a third Stock Option plan in which common stock is available for grant to non-employee directors. Each eligible director is automatically granted a stock option to purchase 25,000 shares of stock when he or she is first elected to the Board of Directors. There are 750,000 shares of stock reserved for under the plan.

     Stock options for all three plans vest primarily between three and five years.

     At the time of the Recapitalization, primarily all Company stock options became fully vested and exercisable. Any Company stock option that was outstanding immediately prior to the effective time of the Recapitalization was cancelled and each holder received an option cancellation payment.

Stock options held by certain key executives were converted into equivalent options to purchase shares of Common Stock and were not cancelled.

A summary of activity in the Company's option plans is as follows:

                                                                    2002                        2001                          2000
                                                                  Weighted                    Weighted                      Weighted
                                                                   Average                     Average                       Average
                                                  2002            Exercise        2001        Exercise        2000          Exercise
                                                 Shares            Price         Shares        Price         Shares           Price
                                               ----------        ---------       ------        -----         ------           -----
Shares under option, beginning of year         37,553,498         $  4.02      33,384,111     $  2.40      33,903,244        $ 1.85
Options granted (at an exercise price
 of $2.28 to $12.45 in 2002, $3.25 to
 $27.94 in 2001, $3.25 to $4.00 in 2000)        8,015,633            6.94      12,675,790        7.62       9,537,781          3.29

Options exercised                              (1,427,207)           2.09      (5,223,498)       1.84      (1,194,318)         1.24
Options canceled                               (6,409,906)           5.37      (3,282,905)       4.94      (8,862,596)         1.36
                                               ----------                     -----------                  ----------
Shares under option, end of year               37,732,018         $  4.45      37,553,498     $  4.02      33,384,111        $ 2.40
                                               ==========                     ===========                  ==========
Shares exercisable                             15,934,557         $  2.90      12,402,897     $  2.00      13,178,441        $ 1.66

As of March 31, 2001, the Company had issued approximately 10.3 million stock options at a weighted-average exercise price of $5.28 per share which was below the quoted market price on the day of grant. During fiscal 2002 no stock options were granted with an exercise price below the quoted market price on the day of the grant. Options available for future grants under the plans were 18.0 million, 18.2 million and 3.9 million at March 31, 2002, 2001, and 2000, respectively.

The following table summarizes information about currently outstanding and exercisable stock options at March 31, 2002:

                                                                  Weighted
                                               Number of           Average         Weighted
                                                Options           Remaining         Average      Number
                                             Outstanding         Contractual       Exercise    of Options
        Range of Exercise Price            At March 31,2002     (Years) Life          Price    Exercisable
        $  0.00 - $  4.00                     30,013,846                 5.1           2.76     15,053,451
        $  4.01 - $  8.00                      2,360,286                 8.5           7.40        304,507
        $  8.01 - $ 15.00                      3,986,115                 8.7          10.31        168,115
        $ 15.01 - $ 28.00                      1,371,771                 8.3          19.21        408,484
                                              ----------         -----------      ---------    -----------
           Total                              37,732,018                 7.1           2.90     15,934,557
                                              ==========         ===========      =========    ===========

The fair market value of each option granted during 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   2002              2001             2000
                                                ---------         ---------        ---------
Expected volatility                               100.00%          100.00%           70.00%
Risk-free rate of return                            4.72%            6.30%            6.13%

Expected life (in years)                   5 yrs.         5 yrs.         5 yrs.
Weighted average fair value             $  5.16        $ 14.007       $  3.274
Dividend yield                             0.00%          0.00%          0.00%

Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 (FAS
123), "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would approximate the pro forma amounts indicated below:

                                            2002                               2001                           2000
                                  ------------------------           ------------------------        -----------------------
                                  As                 Pro             As                 Pro          As               Pro
                                  Reported           Forma           Reported           Forma        Reported         Forma
                                  --------           -----           --------           -----        --------         -----
                                               (Amounts in thousands except per share)
Net income (loss)                 $(374,893)       $(394,543)      $(171,817)        $(185,166)      $ 6,012         $ 2,579
Net income (loss) per share:
   Basic                          $   (1.95)       $   (2.06)      $   (0.93)        $   (1.01)      $  0.04         $  0.02
   Diluted                        $   (1.95)       $   (2.06)      $   (0.93)        $   (1.01)      $  0.04         $  0.02

     The effect of applying FAS 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.

P.   COMMITMENTS AND CONTINGENCIES

     The Company has operating leases covering plant, office facilities, and equipment that expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 2003 through 2007 under noncancelable operating leases having an original term of more than one year are $18.4 million, $16.5 million, $12.3 million, $9.6 million, and $8.2 million, respectively. The aggregate obligation subsequent to fiscal 2007 is $43.2 million. Rent expense was approximately $20.1 million, $18.5 million and $9.6 million in fiscal 2002, 2001 and 2000, respectively. The Company has inventory purchase obligations with certain vendors that total $25.6 million over the next three years.

     The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

Q.   EXTRAORDINARY CHARGE

     In connection with the WWG Merger, during fiscal 2001, the Company recorded an extraordinary charge of approximately $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG's former bondholders for the repurchase of WWG's senior subordinated debt outstanding prior to the WWG Merger. In addition, during fiscal 2001, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs that originated at the time of the May 1998 Recapitalization.

R.   SUBSEQUENT EVENT

     On June 14, 2002, the Company announced that it signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. This agreement is subject to customary regulatory approvals and consent of the Company's Lenders under the Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business. The pre-tax losses from this segment prior to interest and corporate overhead allocations for 2002, 2001 and 2000 were $7.6 million, $15.3 million and $19.2 million, respectively.

S.   SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     Segment Information.

     The Company is currently managed in four business segments: communications test segment, industrial computing and communications segment, AIRSHOW and da Vinci. Communications test develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks and equipment. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services, and video delivery. Industrial computing and communications provides portable computer products to the ruggedized personal computer market. AIRSHOW provides systems that deliver real-time news, information and flight data to aircraft passengers. AIRSHOW systems are marketed to commercial airlines and private aircraft owners. da Vinci Systems, Inc. provides digital color enhancement systems used in the production of television commercials and programming. da Vinci's products are sold to post-production and video production professionals and producers of content for standard- and high-definition television market. DataViews, Inc., was sold in June 2000.

     The Company measures the performance of its segments by their respective earnings before interest, taxes and amortization of intangibles and amortization of unearned compensation ("EBITA"), which excludes non-recurring and one-time charges. Included in the segment's EBITA is an allocation of corporate expenses. The information below includes net sales and EBITA for the Company's communications test segment, industrial computing and communications segment, AIRSHOW segment and da Vinci.

     Corporate EBITA is comprised of a portion of the total corporate general and administrative expense that has not been allocated to the segments. Corporate assets are comprised primarily of cash, deferred financing fees, and deferred taxes. As of March 31, 2002, corporate assets include an income tax receivable of $77.5 million.

     The Company is a multi-national corporation with continuing operations in the United States and Europe as well as distribution and sales offices in the Far East and Latin America.

     The accounting policies for the Company's segments are the same as those described in the summary of significant accounting policies. (See Note E. Summary of Significant Accounting Policies.)

     No single customer accounted for more than 10.0% of net sales from continuing operations during fiscal 2002, 2001, and 2000.

                                                                  Years ending March 31,
                                                                2002                 2001               2000
                                                               ------               -------           -------
                                                                   (Amounts in thousands)
      Communications test:
        Net sales                                            $  854,437           $1,052,747         $ 349,886
        Depreciation and amortization                        $   69,181           $  129,272         $  15,441
        EBITA                                                $   (3,662)          $  139,498         $  62,447
        Total assets                                         $  749,338           $1,109,270         $ 179,338
        Capital expenditures                                 $   33,080           $   35,339         $  13,629

      Industrial Computing and
        Communications:
        Net sales                                            $  188,351           $  198,441         $ 203,361
        Depreciation and amortization                        $    6,267           $   14,938         $   6,553
        EBITA                                                $    4,950           $   (1,914)        $  25,379
        Total assets                                         $   91,118           $  139,084         $ 121,412
        Capital expenditures                                 $    3,078           $    6,889         $   5,695

      AIRSHOW:
        Net sales                                            $   65,024           $   78,886         $  70,960
        Depreciation and amortization                        $    2,253           $    2,621         $   2,105
        EBITA                                                $    9,493           $   15,886         $  19,314
        Total Assets                                         $   41,548           $   46,846         $  39,728
        Capital Expenditures                                 $      976           $    2,730         $   1,743

      da Vinci:
        Net sales                                            $   24,849           $   35,329         $  26,572
        Depreciation and amortization                        $      829           $    1,616         $     972
        EBITA                                                $    5,970           $   10,909         $   8,642
        Total assets                                         $    3,810           $   11,268         $  11,532
        Capital expenditures                                 $    1,251           $      718         $     604

      Corporate and other:
        Net sales                                            $        -           $      854         $   5,822
        Depreciation and amortization                        $      132           $      131         $     338
        EBITA                                                $  (10,971)          $   (5,551)        $  (4,757)
        Total assets                                         $  128,742           $   76,511         $ 111,639
        Capital expenditures                                 $       18           $      229         $     188

      Total Company:
        Net sales                                            $1,132,661           $1,366,257         $ 656,601
        Depreciation and amortization                        $   78,662           $  148,578         $  25,409
        EBITA                                                $    5,780           $  158,828         $ 111,025
        Total assets                                         $1,014,556           $1,382,979         $ 463,649
        Capital expenditures                                 $   38,403           $   45,905         $  21,859

     The following are excluded from the calculation of EBITA:

     Amortization of inventory step up             $     ---      $  35,750      $   4,899
     Purchased incomplete technology               $     ---      $  56,000      $     ---
     Amortization of unearned compensation         $  19,368      $  19,840      $   2,419
     Recapitalization and other
       related costs                               $     ---      $   9,194      $  27,942
     Impairment of assets                          $ 173,187      $     ---      $     ---
     Restructuring                                 $  33,989      $     ---      $     ---
     Loss from discontinued
       operations                                  $  10,039      $ (10,039)     $     ---
     Non-recurring cost reduction                  $   4,715      $     ---      $     ---
     Other                                         $   1,305      $   3,047      $   1,040
                                                   ---------      ---------      ---------
       Total excluded items                        $ 242,603      $ 113,792      $  36,300
                                                   =========      =========      =========

     Geographic Information. Information by geographic areas for the years ended March 31, 2002, 2001, and 2000 is summarized below:

                                                        United States     Outside U.S.
                                                             (a)              (b)             Combined
                                                        -------------     ------------       -----------
                                                                     (Amounts in thousands)
Sales to unaffiliated customers ...................
   2002 ...........................................      $   655,868       $   476,793       $ 1,132,661
   2001 ...........................................      $   831,342       $   534,915       $ 1,366,257
   2000 ...........................................      $   574,610       $    81,991       $   656,601
Income (loss) before taxes from continuing
 operations
   2002 ...........................................      $  (203,201)      $  (160,854)      $  (364,055)
   2001 ...........................................      $  (214,636)      $    30,646       $  (183,990)
   2000 ...........................................      $    12,576       $       246       $    12,822
Long-lived assets at
   March 31, 2002 .................................      $   475,020       $    76,605       $   551,625
   March 31, 2001 .................................      $   709,280       $    45,857       $   755,137
   March 31, 2000 .................................      $   138,553       $     3,502       $   142,055

(a) Sales within the United States include export sales of $61,122 $158,351, and $57,251, in 2002, 2001, and 2000, respectively.

(b) Sales outside the United States includes sales from foreign subsidiaries to the United States of $12,318, 28,817 and 1,150 in fiscal 2002, 2001 and 2000, respectively.

     Currency gains (losses). Net income in fiscal 2002, 2001, and 2000 included currency gains (losses) of approximately $(5.2) million, ($5.5) million, and $54.5 thousand, respectively.

T. SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

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

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 March 31, 2002

                                                         Acterna         Acterna      Non-Guarantor                      Total
                                                          Corp             LLC        Subsidiaries     Elimination   Consolidated
                                                       -----------     -----------    ------------     -----------   ------------
                                                                     (In thousands)
Net sales                                              $       ---     $   315,107     $   817,554     $       ---    $ 1,132,661
Cost of sales                                                  ---         159,021         381,027             ---        540,048
                                                       -----------     -----------     -----------     -----------    -----------
Gross profit                                                   ---         156,086         436,527             ---        592,613

Selling, general and administrative expense                    ---         213,924         230,463             ---        444,387
Product development expense                                    ---          55,803         104,416             ---        160,219
Impairment of assets held for sale                             ---             ---          17,918             ---         17,918
Impairment of acquired intangible assets                       ---           3,724         147,598             ---        151,322
Goodwill impairment                                            ---             ---           3,947             ---          3,947
Restructuring                                                  ---          16,429          17,560             ---         33,989
Amortization of intangibles                                    ---           3,037          39,234             ---         42,271
                                                       -----------     -----------     -----------     -----------    -----------
Total operating expense                                        ---         292,917         561,136             ---        854,053

   Operating loss                                              ---        (136,831)       (124,609)            ---       (261,440)

Interest expense                                               ---         (85,164)        (11,461)            ---        (96,625)
Interest income                                                ---             562           1,063             ---          1,625
Intercompany interest income (expense)                         ---           3,902          (3,902)            ---            ---
Intercompany royalty income (expense)                          ---          19,657         (19,657)            ---            ---
Other income (expense), net                                    ---             420          (8,035)            ---         (7,615)
                                                       -----------     -----------     -----------     -----------    -----------

Loss from continuing operations
  before income taxes                                          ---        (197,454)       (166,601)            ---       (364,055)

Provision (benefit) for income taxes                           ---          (3,909)          4,708             ---            799
                                                       -----------     -----------     -----------     -----------    -----------

Loss from continuing operations
  before extraordinary item                                    ---        (193,545)       (171,309)            ---       (364,854)

Equity income (loss)                                      (374,893)       (171,309)            ---         546,202            ---

Loss from discontinued operations                              ---         (10,039)            ---             ---        (10,039)
                                                       -----------     -----------     -----------     -----------    -----------
Net income (loss)                                      $  (374,893)    $  (374,893)    $  (171,309)    $   546,202    $  (374,893)
                                                       ===========     ===========     ===========     ===========    ===========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002

                                                              Acterna        Acterna      Non-Guarantor                Total
                                                               Corp            LLC        Subsidiaries   Elimination   Consolidated
                                                            -----------    ------------   ------------   -----------   ------------
 ASSETS                                                           (in thousands)
Current assets:
   Cash and cash equivalents                                $       ---    $    14,969    $    27,770    $       ---    $    42,739
   Accounts receivable, net                                         ---         38,875         87,506            ---        126,381
   Inventory                                                        ---         23,623         88,978            ---        112,601
   Other current assets                                             ---         91,233         39,811            ---        131,044
                                                            -----------    -----------    -----------    -----------    -----------
      Total current assets                                          ---        168,700        244,065            ---        412,765

Property and equipment, net                                         ---         31,255         90,831            ---        122,086
Investments in and advances to
   consolidated subsidiaries                                   (376,167)      (234,866)      (593,530)     1,204,563            ---
Goodwill                                                            ---         16,908        410,178            ---        427,086
Intangible assets, net                                              ---            ---          2,453            ---          2,453
Deferred income taxes                                               ---         (9,284)         9,284            ---             --
Other                                                               ---         40,574          9,592            ---         50,166
                                                            -----------    -----------    -----------    -----------    -----------
     Total assets                                           $  (376,167)   $    13,287    $   172,873    $ 1,204,563    $ 1,014,556
                                                            ===========    ===========    ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
    of long-term debt                                       $       ---    $    23,000    $     8,460    $       ---    $    31,460
   Accounts payable                                                 ---         27,547         45,827            ---         73,374
   Accrued expenses                                                 ---         87,349        116,956            ---        204,305
                                                            -----------    -----------    -----------    -----------    -----------
      Total current liabilities                                     ---        137,896        171,243            ---        309,139

Long-term debt                                                      ---        953,200        102,862            ---      1,056,062
Deferred income taxes                                               ---         15,739          1,842            ---         17,581
Other long-term liabilities                                         ---         11,386         57,163            ---         68,549
Stockholders' equity (deficit):
   Common stock                                                   1,922        (16,200)        17,214         (1,014)         1,922
   Additional paid-in capital                                   786,537        (13,784)       203,097       (189,313)       786,537
   Accumulated deficit                                       (1,164,626)    (1,020,520)      (380,383)     1,394,890     (1,170,639)
   Unearned compensation                                            ---        (53,925)           ---            ---        (53,925)
   Other comprehensive loss                                         ---           (505)          (165)           ---           (670)
                                                            -----------    -----------    -----------    -----------    -----------
     Total stockholders' equity
      (deficit)                                                (376,167)    (1,104,934)      (160,237)     1,204,563       (436,775)
                                                            -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders' equity
(deficit)                                                   $  (376,167)   $    13,287    $   172,873    $ 1,204,563    $ 1,014,556
                                                            ===========    ===========    ===========    ===========    ===========

                               ACTERNA CORPORATION
   SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For The Twelve
                           Months Ended March 31, 2002

                                                            Acterna        Acterna      Non-Guarantor                      Total
                                                             Corp            LLC         Subsidiaries    Elimination    Consolidated
                                                            -------        -------      -------------    -----------    ------------
                                                                        (In thousands)
Operating activities:
   Net income (loss) from operations                       $(374,893)     $(374,893)      $(171,309)      $ 546,202      $(374,893)
   Adjustment for noncash items included
    in net income (loss):
      Depreciation                                               ---         13,392          22,999             ---         36,391
      Bad debt                                                   ---           (863)            281             ---           (582)
      Amortization of intangibles                                ---          3,037          39,234             ---         42,271
      Amortization of unearned compensation                      ---          8,751          10,617             ---         19,368
      Amortization of deferred debt
       issuance costs                                            ---          5,582                             ---          5,582
      Impairment of intangibles                                  ---          3,724         147,598             ---        151,322
     Write-off of previously deferred loss on
       discontinued operations                                   ---            ---          10,039             ---         10,039
      Loss on sale of fixed assets                               ---          3,738             435             ---          4,173
      Impairment of assets held for sale and
       goodwill impairment                                       ---            ---          21,865             ---         21,865
      Tax benefit from stock option exercise                     ---            994                             ---            994
      Change in deferred income taxes                            ---         59,291                             ---         59,291
   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                           ---        (12,445)         38,745             ---         26,300
   Changes in intercompany                                   374,893        291,299        (119,990)       (546,202)             -
                                                           ---------      ---------       ---------       ---------      ---------
   Net cash flows provided by operating activities               ---          1,607             514             ---          2,121

Investing activities:
   Purchases of property and equipment                           ---        (17,122)        (21,281)            ---        (38,403)
   Proceeds from sale of property and equipment                  ---            ---           1,178             ---          1,178
   Proceeds from sales of businesses                             ---            ---          23,800             ---         23,800
   Businesses acquired in purchase transactions,
      net of cash and noncash items                                             ---          (1,495)                        (1,495)
   Other                                                         ---         (1,607)            578             ---         (1,029)
                                                           ---------      ---------       ---------       ---------      ---------
   Net cash flows provided by (used in)
     investing activities                                        ---        (18,729)          2,780             ---        (15,949)

Financing activities:
   Repayments under revolving credit
     facility, net                                               ---        (45,000)            ---             ---        (45,000)
   Borrowings of term loan debt                                  ---            ---           3,350             ---          3,350
   Borrowings of notes payable and other debt                    ---            ---            (260)            ---           (260)
   Repayment of term loan debt                                   ---        (16,000)        (19,010)            ---        (35,010)
   Borrowings of notes payable                                   ---         75,000             ---             ---         75,000
   Financing fees                                                ---         (6,256)            ---             ---         (6,256)

   Proceeds from issuance of common stock, net of
      expenses                                                   ---          2,168             ---             ---          2,168
                                                            --------       --------        --------        --------       --------
   Net cash flows provided by or (used) in financing             ---          9,912         (15,920)            ---         (6,008)
activities

Effect of exchange rate on cash                                  ---            ---            (479)            ---           (479)
                                                            --------       --------        --------        --------       --------
Decrease in cash and cash equivalents                            ---         (7,210)        (13,105)            ---        (20,315)

Cash and cash equivalents at beginning of year                   ---         22,179          40,875             ---         63,054
                                                            --------       --------        --------        --------       --------
Cash and cash equivalents at end of year                    $    ---       $ 14,969        $ 27,770        $    ---       $ 42,739
                                                            ========       ========        ========        ========       ========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Twelve Months Ended March 31, 2001

                                                   Acterna         Acterna        Non-Guarantor                      Total
                                                    Corp             LLC           Subsidiaries      Elimination     Consolidated
                                                  ---------       ---------       -------------      -----------     ------------
                                                                (In thousands)
Net sales                                         $     ---       $ 418,232       $  948,025         $      ---      $ 1,366,257
Cost of sales                                           ---         138,675          468,185                ---          606,860
                                                  ---------       ---------       ----------         ----------      -----------
Gross profit                                            ---         279,557          479,840                ---          759,397

Selling, general and administrative expense             ---         221,812          264,786                ---          486,598
Product development expense                             ---          51,838          116,279                ---          168,117
Purchased incomplete technology                         ---             ---           56,000                ---           56,000
Recapitalization and other related costs                ---           9,194              ---                ---            9,194
Amortization of intangibles                             ---             ---          120,151                ---          120,151
                                                  ---------       ---------       ----------         ----------      -----------
   Operating loss                                       ---          (3,287)         (77,376)               ---          (80,663)

Interest expense                                        ---         (90,003)         (12,155)               ---         (102,158)
Interest income                                         ---           1,742            1,580                ---            3,322
Intercompany interest income (expense)                  ---          19,481          (19,481)               ---              ---
Other income (expense), net                             ---             284           (4,775)               ---           (4,491)
                                                  ---------       ---------       ----------         ----------      -----------
 Loss from continuing operations
 before income taxes                                    ---         (71,783)        (112,207)               ---         (183,990)

Benefit for income taxes                                ---          (3,549)          (9,244)               ---          (12,793)
                                                  ---------       ---------       ----------         ----------      -----------
Loss from continuing operations                         ---         (68,234)        (102,963)               ---         (171,197)

Equity income (loss)                               (171,817)        (92,924)          10,039            264,741           10,039

Extraordinary item                                      ---         (10,659)             ---                ---          (10,659)
                                                  ---------       ---------       ----------         ----------      -----------
Net income (loss)                                 $(171,817)      $(171,817)      $  (92,924)        $  264,741      $  (171,817)
                                                  =========       =========       ==========         ==========      ===========

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001

                                                          Acterna       Acterna       Non-Guarantor                      Total
                 ASSETS                                    Corp           LLC          Subsidiaries    Elimination    Consolidated
                                                         ---------     ---------      -------------    -----------    ------------
                                                                      (In thousands)
Current assets:
   Cash and cash equivalents                             $     ---     $ 22,179       $   40,875       $     ---      $   63,054
   Accounts receivable, net                                    ---       67,637          165,734             ---         233,371
   Inventory, net                                              ---       28,053          129,428             ---         157,481
   Other current assets                                        ---       38,799           38,772             ---          77,571
                                                         ---------     --------       ----------       ---------      ----------
      Total current assets                                     ---      156,668          374,809             ---         531,477

Property and equipment, net                                    ---       26,641           97,925             ---         124,566
Investments in and advances to
  consolidated subsidiaries                                 13,255      259,637         (547,301)        274,409             ---
Goodwill                                                       ---          ---          435,478                         435,478
Intangible assets, net                                         ---          ---          195,093             ---         195,093
Net assets of discontinued operations                          ---          ---           37,908             ---          37,908
Other                                                          ---       28,166           30,291             ---          58,457
                                                         ---------     --------       ----------       ---------      ----------
Total assets                                             $  13,255     $471,112       $  624,203       $ 274,409      $1,382,979
                                                         =========     ========       ==========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of debt             $     ---     $ 16,000        $  17,167       $     ---        $ 33,167
   Accounts payable                                            ---       31,623           80,532             ---         112,155
   Accrued expenses                                            ---       53,331          148,167             ---         201,498
                                                         ---------     --------       ----------       ---------      ----------
      Total current liabilities                                ---      100,954          245,866             ---         346,820

Long-term debt                                                 ---      875,100          181,283             ---       1,056,383
Deferred income taxes                                          ---      (77,765)          80,680             ---           2,915
Other long-term liabilities                                    ---       10,624           47,214             ---          57,838
Stockholders' equity (deficit):
   Common stock                                              1,910        1,221           17,595         (18,816)          1,910
   Additional paid-in capital                              801,080      418,845          171,408        (590,253)        801,080
   Accumulated deficit                                    (789,735)    (765,953)        (123,536)        883,478        (795,746)
   Unearned compensation                                       ---      (90,986)             ---             ---         (90,986)
   Other comprehensive income (loss)                           ---         (928)           3,693             ---           2,765
                                                         ---------     --------       ----------       ---------      ----------
      Total stockholders' equity (deficit)                  13,255     (437,801)          69,160         274,409         (80,977)
                                                         ---------     --------       ----------       ---------      ----------
Total liabilities and stockholders' equity               $  13,255     $471,112       $  624,203       $ 274,409      $1,382,979
                                                         =========     ========       ==========       =========      ==========

                               ACTERNA CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For
                     The Twelve Months Ended March 31, 2001

                                                         Acterna        Acterna        Non-Guarantor                       Total
                                                           Corp            LLC          Subsidiaries    Elimination     Consolidated
                                                         --------       --------       -------------    -----------     ------------
                                                                     (In thousands)
Operating activities:
   Net income (loss) from operations                     $(171,817)     $(171,817)      $ (92,924)      $ 264,741       $(171,817)
   Adjustment for noncash items included
      in net income (loss):
      Depreciation                                             ---          9,872          18,555             ---          28,427
      Bad debt                                                 ---          3,509           3,638             ---           7,147
      Amortization of intangibles                              ---            ---         120,151             ---         120,151
      Amortization of inventory step-up                        ---         35,750             ---             ---          35,750
      Amortization of unearned compensation                    ---         17,012           2,828             ---          19,840
      Amortization of deferred debt issuance costs             ---          3,974             ---             ---           3,974
      Write-off of deferred debt issuance costs                ---         10,019             ---             ---          10,019
      Purchased incomplete technology                          ---         56,000             ---             ---          56,000
      Recapitalization and other related costs                 ---          9,194             ---             ---           9,194
      Tax benefit from stock option exercise                   ---         21,319             ---             ---          21,319
      Other                                                    ---             45           2,002             ---           2,047
      Change in deferred income taxes                          ---        (40,452)          9,143             ---         (31,309)

   Changes in operating assets and liabilities,
      net of effects of purchase acquisitions
      and divestitures                                         ---        (23,181)        (68,191)            ---         (91,372)
   Changes in intercompany                                 171,817         39,639          53,285        (264,741)            ---
                                                         ---------      ---------       ---------       ---------       ---------
   Net cash flows provided by (used in) operating
    activities                                                 ---        (29,117)         48,487             ---          19,370

Investing activities:
   Purchases of property and equipment                         ---        (17,300)        (28,605)            ---         (45,905)
   Proceeds from sale of property and equipment                ---            ---           2,433             ---           2,433
   Proceeds from sale of businesses                            ---          6,381             ---             ---           6,381
   Businesses acquired in purchase transactions,
      net of cash and non-cash items                           ---       (422,137)            ---             ---        (422,137)
   Other                                                       ---           (389)         (4,474)            ---          (4,863)
                                                         ---------      ---------       ---------       ---------       ---------
   Net cash flows used in investing
    activities                                                 ---       (433,445)        (30,646)            ---        (464,091)

Financing activities:
   Borrowings under revolving
    credit facility, net                                       ---        108,000             ---             ---         108,000
   Borrowings of term loan debt, net                           ---        683,566             ---             ---         683,566
   Repayment of term loan debt                                 ---        (12,944)            ---             ---         (12,944)
   Borrowings of notes payable and other debt                  ---         31,858             (123)           ---          31,735
   Repayment of debt under old Senior Secured

    Credit Facility                                                   ---     (304,861)          ---           ---      (304,861)
   Repayment of WWG term debt                                         ---     (118,594)          ---           ---      (118,594)
   Redemption of WWG bonds                                            ---      (94,148)          ---           ---       (94,148)
   Financing fees                                                     ---      (18,519)          ---           ---       (18,519)
   Proceeds from issuance of common stock, net
    of expenses                                                       ---      200,404             1           ---       200,405
                                                                ---------    ---------     ---------     ---------     ---------
   Net cash flows provided by (used in) financing activities          ---      474,762          (122)          ---       474,640

   Effect of exchange rate on cash                                    ---       (9,380)        6,746           ---        (2,634)
                                                                ---------    ---------     ---------     ---------     ---------
Increase in cash and cash equivalents                                 ---        2,820        24,465           ---        27,285

Cash and cash equivalents at beginning of year                        ---       19,359        16,410           ---        35,769
                                                                ---------    ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year                        $     ---    $  22,179     $  40,875     $     ---     $  63,054
                                                                =========    =========     =========     =========     =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For The Twelve Months Ended March 31, 2000

                                                         Acterna        Acterna      Non-Guarantor                         Total
                                                          Corp            LLC        Subsidiaries     Elimination      Consolidated
                                                        ---------      ---------     -------------    -----------      ------------
                                                                               (In thousands)
Net sales                                               $     ---      $ 306,504       $ 350,097       $     ---        $ 656,601
Cost of sales                                                 ---        104,805         180,726             ---          285,531
                                                        ---------      ---------       ---------       ---------        ---------
Gross profit                                                  ---        201,699         169,371             ---          371,070

     Selling, general and administrative expense              ---        106,982          85,304             ---          192,286
Product development expense                                   ---         43,497          31,901             ---           75,398
Recapitalization and other related costs                      ---         27,543             399             ---           27,942
Amortization of intangibles                                   ---          1,847          10,479             ---           12,326
                                                        ---------      ---------       ---------       ---------        ---------
Operating income                                              ---         21,830          41,288             ---           63,118

Interest expense                                              ---        (51,899)            (50)            ---          (51,949)
Interest income                                               ---          1,537             836             ---            2,373
Intercompany interest income (expense)                        ---            477            (477)            ---              ---
Other income (expense), net                                   ---           (972)            252             ---             (720)
Income (loss) from continuing operations                ---------      ---------       ---------       ---------        ---------
  before income taxes                                         ---        (29,027)         41,849             ---           12,822

Provision (benefit) for income taxes                          ---         (4,304)         11,114             ---            6,810

                                                        ---------      ---------       ---------       ---------        ---------
Income (loss) from continuing operations                      ---        (24,723)         30,735             ---            6,012

Equity income                                               6,012         30,735             ---         (36,747)             ---

                                                        ---------      ---------       ---------       ---------        ---------
Net income (loss)                                       $   6,012      $   6,012       $  30,735       $ (36,747)       $   6,012
                                                        =========      =========       =========       =========        =========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Twelve Months Ended March 31, 2000

                                                           Acterna      Acterna       Non-Guarantor                       Total
                                                             Corp         LLC         Subsidiaries      Elimination    Consolidated
                                                           --------    ---------      -------------     -----------    ------------
                                                                            (In thousands)
Operating activities:
   Net income (loss) from operations                       $  6,012    $  6,012        $   30,735        $(36,747)       $  6,012
   Adjustment for noncash items included
      in net income (loss):
      Depreciation                                              ---       6,543             6,539             ---          13,082
      Bad debt                                                  ---         461               563             ---           1,024
      Amortization of intangibles                               ---       7,645             4,682             ---          12,327
      Recapitalization and other related costs                  ---      12,327               ---             ---          12,327
      Amortization of unearned compensation                     ---       2,419               ---             ---           2,419
      Amortization of deferred debt issuance                    ---       3,232               ---             ---           3,232
       costs                                                    ---      (2,840)              ---             ---          (2,840)
      Tax benefit from stock option exercise                    ---       1,461               ---             ---           1,461
      Other                                                     ---         ---                56             ---              56
   Changes in operating assets and liabilities,
     net of effects of purchase acquisitions
     and divestitures                                           ---      (9,935)           18,245             ---           8,310
   Changes in intercompany                                   (6,012)     19,676           (50,411)         36,747             ---
                                                           --------    --------        ----------        --------        --------
   Net cash flows provided by operating
     activities                                                 ---      47,001            10,409             ---          57,410

Investing activities:
   Purchases of property and equipment                          ---     (11,962)           (9,897)            ---         (21,859)
   Businesses acquired in purchase transactions,
      net of cash acquired                                      ---    (113,227)              ---             ---        (113,227)
   Other                                                        ---      (5,643)           (1,522)            ---          (7,165)
                                                           --------    --------        ----------        --------        --------
   Net cash flows used in
     investing activities                                       ---    (130,832)          (11,419)            ---        (142,251)

Financing activities:
   Borrowings under revolving
    credit facility, net                                        ---      70,000               ---             ---          70,000
   Repayment of term loan debt                                  ---     (17,139)              ---             ---         (17,139)
   Repayment of capital lease obligations                       ---         ---              (212)            ---            (212)
   Proceeds from issuance of common stock and
    stock options                                               ---       4,736               ---             ---           4,736
   Redemption of stock options                                  ---      (6,980)              ---             ---          (6,980)
                                                           --------    --------        ----------        --------        --------
Net cash flows provided by (used in) financing activities       ---      50,617              (212)            ---          50,405

Effect of exchange rate on cash                                    ---            92            (249)         ---           (157)
                                                              --------      --------      ----------     --------       --------
Increase (decrease) in cash and cash equivalents                   ---       (33,122)         (1,471)         ---        (34,593)
Cash and cash equivalents at beginning of year                     ---        52,481          17,881          ---         70,362
                                                              --------      --------      ----------     --------       --------
Cash and cash equivalents at end of year                      $    ---      $ 19,359      $   16,410     $    ---       $ 35,769
                                                              ========      ========      ==========     =========      =========

     SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                                                                   FY 2002
                                                                                   -------
                                                             (Amounts in thousands except per share data)
                                               First             Second (1)        Third (2)         Fourth (3)          Year
                                               -----             -------           -----             ------              ----
Net sales                                      $356,600          $ 314,812         $ 248,785         $ 212,464           $1,132,661
Gross profit                                   $201,389          $ 171,799         $ 116,521         $ 102,904           $  592,613
Net income (loss) from
  continuing operations                        $ (7,201)         $(136,431)        $ (74,006)        $(147,216)          $ (364,854)
Net income (loss)                              $ (6,150)         $(147,521)        $ (74,006)        $(147,216)          $ (374,893)
Income (loss) per common
  share - basic and diluted:
   Continuing operations                       $  (0.04)         $   (0.71)        $   (0.39)        $   (0.77)          $    (1.90)
   Discontinued operations                     $  (0.01)         $   (0.06)        $     ---         $     ---           $    (0.05)

                                                                                   FY 2001
                                                                                   -------
                                               First             Second            Third             Fourth              Year
                                               -----             ------            -----             ------              ----
Net sales                                      $ 254,686         $348,287          $369,982          $393,302            $1,366,257
Gross profit                                     132,848          177,767           219,107           229,675               759,397
Net loss from
  continuing operations                        $ (75,578)        $(52,248)         $(22,467)         $(20,904)           $ (171,197)
Net (loss)                                       (82,394)         (50,389)          (18,306)          (20,728)             (171,817)
Income (loss) per common
  share - basic and diluted:
   Continuing operations                       $   (0.40)        $  (0.28)         $  (0.12)         $  (0.10)           $    (0.93)
   Extraordinary (loss)
                                                   (0.06)            ---               ---                ---                 (0.06)
   Discontinued operations                           ---             0.01              0.02               ---                  0.06

     (1) The Company recorded a charge of $71 million to provide for valuation allowance against its U.S. deferred tax assets.

     (2) The Company recorded charges of $21.8 million for impairments of assets held for sale and goodwill.

     (3) The Company recorded a charge of $151 million with respect to intangible assets and a tax benefit of $61 million relating to the carryback of U.S. net operating losses.

                                                                      Appendix D

EXHIBIT INDEX

Exhibit No.
2.1 Agreement and Plan of Merger, dated as of December 20, 1997, by and between Acterna Corporation and CDRD Merger Corporation. (1)
2.2 Agreement and Plan of Merger, dated as of September 7, 1999, by and among Acterna Corporation, Acterna Acquisition Corporation and Applied Digital Access, Inc. (2)
2.3 Agreement and Plan of Merger, dated as of February 14, 2000, by and among Acterna Corporation, DWW Acquisition Corporation and Wavetek Wandel Goltermann, Inc. (3)
2.4 Agreement for the Sale and Purchase of Shares in WPI Husky Technology Ltd., dated February 23, 2000, by and among Acterna Nominees Limited, WPI Group (UK), and WPI Group, Inc.(5)
3.1           Amended and Restated Certificate of Incorporation of Acterna
              Corporation.(5)
3.2           Amended and Restated By-Laws of Acterna Corporation. (4)
4.1 Indenture, dated as of May 21, 1998, among Acterna Corporation, TTC Merger Co. LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)
4.2           Form of 9 3/4% Senior Subordinated Note due 2008 (6).
4.3 First Supplemental Indenture, dated as of May 21, 1998, among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)
4.4 Registration Rights Agreement, dated May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. (6)
4.5 Registration Rights Agreement, dated as of May 21, 1998, among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership, Mr. John F. Reno, The John F. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between John F. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees, and The Suzanne D. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between Suzanne D. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees. (6)
4.6 Amendment No. 1, dated as of May 23, 2000, among Acterna Corporation ("Acterna"), Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V") and Clayton, Dubilier & Rice Fund VI Limited Partnership, to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V and the other parties thereto. (5)
4.7 Form of Piggyback Registration Rights Agreement, dated as of February 29, 2000, by and among Wavetek Wandel Goltermann, Inc. ("WWG"), Acterna Corporation and each stockholder of WWG party thereto.(5)
4.8 Form of Subscription Warrant to Subscribe for Shares of Acterna Corporation Common Stock. (7)
4.9 Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)
4.10 Form of Note Issuable under Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)
4.11 Form of Warrant Issuable under Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)

4.12 Amendment No. 2, dated as of January 15, 2002, among Acterna Corporation ("Acterna"), Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V"), and Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI"), to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V, Fund VI, and certain other parties thereto. (14)
10.1 Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York ("Morgan Guaranty") as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents. (5)
10.2 Guarantee and Collateral Agreement, dated as of May 23, 2000, among Acterna LLC, certain of its subsidiaries and Morgan Guaranty and Trust Company of New York as administrative agent.(5)
10.3 Indemnification Agreement, dated as of May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership. (6)
10.4 Indemnification Agreement, dated as of May 23, 2000, by and among Acterna Corporation, Clayton, Dubilier & Rice Fund VI Limited Partnership and Clayton, Dubilier & Rice, Inc.(5)
10.5 Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (13)
10.6 Agreement, dated as of May 23, 2000, by and between Clayton, Dubilier & Rice, Inc. and Acterna Corporation.(5)
10.7 Tax Sharing Agreement, dated as of May 21, 1998, by and between Acterna Corporation and Telecommunications Techniques Co., LLC (now known as Acterna LLC). (6)
10.8 Form of Letter Agreement by and between Acterna Corporation ("Acterna") and certain officers of Acterna. (8)
10.9 Form of Management Equity Agreement among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership and Messrs. Kline and Peeler. (8)
10.10 Form of Management Equity Agreement among Acterna Corporation ("Acterna"), Clayton, Dubilier & Rice Fund V Limited Partnership and certain officers of Acterna. (8)
10.11 Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and Allan M. Kline. (9)
10.12 Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and John R. Peeler. (9)
10.13 Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement by and between Acterna Corporation ("Acterna") and certain executives of Acterna. (8)
10.14         Acterna Corporation 1992 Stock Option Plan. (6)
10.15 Acterna Corporation Amended and Restated 1994 Stock Option and Incentive Plan. (10)
10.16         Acterna Corporation Non-Employee Directors Stock Incentive Plan.
              (10)
10.17         Acterna Corporation Directors Stock Purchase Plan. (4)
10.18 Form of Non-Employee Director Stock Subscription Agreement between Acterna Corporation and non-employee directors of Acterna. (11)
10.19 Loanout Agreement, dated as of May 19, 1999, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (12)
10.20 Second Credit Agreement Amendment, dated as of December 27, 2001, among Acterna Corporation ("Acterna"), Acterna LLC, certain subsidiaries of Acterna LLC, JPMorgan Chase Bank (as successor by merger to the Morgan Guaranty Trust Company of New York), as administrative agent, and certain of the lenders under the Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York ("Morgan Guaranty") as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit

              Suisse First Boston as syndication agent and The Chase Manhattan
              Bank and Bankers Trust Company as co-documentation agents. (14)
10.21         Guarantee and Collateral Agreement, dated as of December 27, 2001, made by Acterna Corporation, Acterna LLC and certain subsidiaries of Acterna LLC for the benefit of Clayton, Dubilier & Rice Fund VI
              Limited Partnership. (14)
10.22         Intercreditor Agreement, dated as of December 27, 2001, between
              JPMorgan Chase Bank and Clayton, Dubilier & Rice Fund VI Limited
              Partnership, and consented to by Acterna Corporation and Acterna
              LLC. (14)
10.23         Separation Agreement for Allan M. Kline, dated as of February 28,
              2002.
10.24         Form of Separation Agreement for each of Mark V.B. Tremallo and
              Robert W. Woodbury, Jr.
21            Subsidiaries of Acterna Corporation.
23            Consent of Independent Accountants.

(1) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 0-7438).
(2) Incorporated by reference to Acterna Corporation's Schedule 14D-1 (File No. 5-44783).
(3) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 1-12657).
(4) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12657).
(5) Incorporated by reference to Acterna Corporation's Report on Form 10-K for the year ended March 31, 2000 (File No. 0-7438).
(6) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
(7) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-3 (Registration No. 333-35476).
(8) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (File No. 333-44933).
(9) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1998 (File No. 1-12657).
(10) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-8 (File No. 333-75797).
(11) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1999 (File No. 1-12657).
(12) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12657).
(13) Incorporated by reference to Acterna Corporation's Report on Form 10-K for the year ended March 31, 2001 (File No. 0-7438).
(14) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 0-7438).

Item 14(a) (2)

                                                                     SCHEDULE II

                               ACTERNA CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

               For the years ended March 31, 2002, 2001, and 2000

Reserve for Doubtful Accounts

                                                        (In thousands)

Balance, March 31, 1999                                               $  1,634
   Additions charged to income                                           1,024
   Write-off of uncollectible accounts, net                                (22)
   Balance acquired by acquisition                                         247
                                                                      --------
Balance, March 31, 2000                                                  2,883

   Additions charged to income                                           7,147
   Write-off of uncollectible accounts, net                             (3,222)
   Balance acquired by acquisition                                       3,933
                                                                      --------
Balance, March 31, 2001                                                 10,741
   Additions charged to income                                            (582)
   Write-off of uncollectible accounts, net                             (2,287)
                                                                      --------
Balance, March 31, 2002                                               $  7,872
                                                                      ========