Form 10-K/A
period 2002-03-31
ACTERNA CORP
filed 2002-06-21
CIK 30841

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                   For the fiscal year ended March 31, 2002

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                 For the transition period from         to

                       Commission file number 000-07438

                               -----------------

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At May 31, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $49,185,556

   At May 31, 2002, there were 192,247,507 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                               EXPLANATORY NOTE

   Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2002, to correct the information contained in the last sentence of Note R. Subsequent Event to the Consolidated Financial Statements (page C-35 of this Form 10-K/A). This sentence inadvertently contained an error in the previously filed Form 10-K. In the previously filed Form 10-K, this sentence read: "The pre-tax losses from this segment prior to interest and corporate overhead allocations for 2002, 2001 and 2000 were $7.6 million, $15.3 million and $19.2 million, respectively." The sentence has been corrected in this Form 10-K/A to read: "The pre-tax income from this segment prior to interest and corporate overhead allocations for 2002, 2001 and 2000 was $7.6 million, $15.3 million and $19.2 million, respectively."

   The Company has no further changes to the previously filed Form 10-K. All other information in this Form 10-K/A is as of March 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the change mentioned above.

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

                                                    Square
             Location                                Feet   Title
             --------                               ------- ------
             Eningen, Germany...................... 779,000  Owned
             Germantown, Maryland.................. 272,000 Leased
             Indianapolis, Indiana................. 140,000 Leased
             Bradenton, Florida.................... 124,000 Leased
             Research Triangle Park, North Carolina  93,100 Leased
             Plymouth, United Kingdom..............  86,400  Owned
             San Diego, California.................  62,368 Leased
             Tustin, California....................  52,000 Leased
             Munich, Germany.......................  51,000 Leased
             Research Triangle Park, North Carolina  50,800 Leased
             Kirkland, Washington..................  50,500 Leased
             Liberty Lake, Washington..............  41,000 Leased
             Spokane, Washington...................  35,000 Leased
             Coventry, England.....................  30,000 Leased

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

                        Quarter Ended       High   Low
                        -------------      ------ ------
                        March 31, 2002.... $ 3.99 $ 1.48
                        December 31, 2001.   4.71   2.40
                        September 30, 2001  11.00   2.43
                        June 30, 2001.....  13.15   3.25
                        March 31, 2001....  21.44   6.00
                        December 31, 2000.  29.13   7.81
                        September 30, 2000  41.38  16.44
                        June 30, 2000.....  20.25   8.00

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

                     Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                          remaining available
                                      Number of securities to                             for future issuance
                                      be issued upon exercise Weighted-average exercise       under equity
                                          of outstanding        price of outstanding       compensation plans
                                          options,options       options, warrants and    (excluding securities
                                        warrants and rights            rights           reflected in column (a))
Plan Category                                   (a)                      (b)                      (c)
-------------                         ----------------------- ------------------------- ------------------------
Equity compensation plans approved by
  security holders...................       37,732,018                  $4.45                  18,017,982
Equity compensation plans not
  approved by security holders.......                0                      0                           0
                                            ----------                  -----                  ----------
   Total.............................       37,732,018                  $4.45                  18,017,982
                                            ==========                  =====                  ==========

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

      (2) Financial Statements schedule--Schedule II

   Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   (b) Reports on Form 8-K

       1. Current Report on Form 8-K concerning the issuance and sale by Acterna LLC, a Delaware limited liability company that is wholly-owned and controlled by Acterna Corporation, of $75,000,000 aggregate principal amount 12% Senior Secured Convertible Notes due 2007 to Clayton, Dubilier & Rice Fund VI Limited Partnership, filed with the SEC on January 16, 2002.

       2. Current Report on Form 8-K concerning the sale of AIRSHOW business to Rockwell Collins, Inc. for $160 million in cash, subject to adjustment, filed with the SEC on June 14, 2002.

   (c) Exhibits

   The exhibits that are filed with this report or that are incorporated herein by reference are set forth in Appendix D.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACTERNA CORPORATION

                                              By:    /s/  NED C. LAUTENBACH
                                                  -----------------------------
                                                  Chairman and Chief Executive
                                                             Officer
June 21, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                           Title                  Date
            ----                           -----                  ----

   /s/  NED C. LAUTENBACH      Chairman of the Board, Chief   June 21, 2002
-----------------------------    Executive Officer and
      Ned C. Lautenbach        Director

     /s/  JOHN R. PEELER       Corporate Vice                 June 21, 2002
-----------------------------  President, President   and
       John R. Peeler          Director

    /s/  JOHN D. RATLIFF       Corporate Vice President,      June 21, 2002
-----------------------------  Chief   Financial Officer
       John D. Ratliff

/s/  ROBERT W. WOODBURY, JR.   Corporate Vice President,      June 21, 2002
-----------------------------  Controller   (Principal
   Robert W. Woodbury, Jr.     Accounting Officer)

     /s/  BRIAN D. FINN        Director                       June 21, 2002
-----------------------------
        Brian D. Finn

      /s/  DONALD GOGEL        Director                       June 21, 2002
-----------------------------
        Donald Gogel

     /s/  ALLAN M. KLINE       Director                       June 21, 2002
-----------------------------
       Allan M. Kline

     /s/  MARVIN L. MANN       Director                       June 21, 2002
-----------------------------
       Marvin L. Mann

    /s/  WILLIAM O. MCCOY      Director                       June 21, 2002
-----------------------------
      William O. McCoy

    /s/  VICTOR A. PELSON      Director                       June 21, 2002
-----------------------------
      Victor A. Pelson

     /s/  BRIAN H. ROWE        Director                       June 21, 2002
-----------------------------
        Brian H. Rowe

   /s/  RICHARD J. SCHNALL     Director                       June 21, 2002
-----------------------------
     Richard J. Schnall

    /s/  PETER M. WAGNER       Director                       June 21, 2002
-----------------------------
       Peter M. Wagner

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

                                                                                    Years Ended March 31,
                                                                   ------------------------------------------------------
                                                                      2002        2001*       2000       1999      1998
                                                                   ----------  ----------  ---------  ---------  --------
                                                                        (Amounts in thousands, except per share data)
Results of Operations
Net sales......................................................... $1,132,661  $1,366,257  $ 656,601  $ 522,854  $472,948
Cost of sales.....................................................    540,048     606,860    285,531    228,572   205,522
                                                                   ----------  ----------  ---------  ---------  --------
Gross profit......................................................    592,613     759,397    371,070    294,282   267,426

Selling, general and administrative expense.......................    444,387     486,598    192,286    149,926   138,310
Product development expense.......................................    160,219     168,117     75,398     54,356    54,995
Amortization of intangibles.......................................     42,271     120,151     12,326      6,228     5,835
Restructuring expense.............................................     33,989          --         --         --        --
Impairment of net assets held for sale............................     17,918          --         --         --        --
Goodwill impairment...............................................      3,947          --         --         --        --
Impairment of acquired intangible assets..........................    151,322          --         --         --        --
Recapitalization and other related costs..........................         --       9,194     27,942     43,652        --
Purchased incomplete technology...................................         --      56,000         --         --        --
                                                                   ----------  ----------  ---------  ---------  --------
Operating income (loss)...........................................   (261,440)    (80,663)    63,118     40,120    68,286

Interest expense..................................................    (96,625)   (102,158)   (51,949)   (46,198)   (1,221)
Interest income...................................................      1,625       3,322      2,373      3,398     3,012
Other income (expense), net.......................................     (7,615)     (4,491)      (720)    15,959       730
                                                                   ----------  ----------  ---------  ---------  --------
Income (loss) from continuing operations before income taxes and
 extraordinary item...............................................   (364,055)   (183,990)    12,822     13,279    70,807
Provision for (benefit from) income taxes.........................        799     (12,793)     6,810      6,834    29,031
                                                                   ----------  ----------  ---------  ---------  --------
Income (loss) from continuing operations before extraordinary item   (364,854)   (171,197)     6,012      6,445    41,776
Income (loss) from discontinued operations........................    (10,039)     10,039         --         --        --
                                                                   ----------  ----------  ---------  ---------  --------
Income (loss) before extraordinary item...........................   (374,893)   (161,158)     6,012      6,445    41,776
Extraordinary item, net of income tax benefit of $6,603...........         --     (10,659)        --         --        --
                                                                   ----------  ----------  ---------  ---------  --------
Net income (loss)................................................. $ (374,893) $ (171,817) $   6,012  $   6,445  $ 41,776
                                                                   ==========  ==========  =========  =========  ========
Net income (loss) per common share--basic:
   Continuing operations.......................................... $    (1.90) $    (0.93) $    0.04  $    0.05  $   2.04
   Discontinued operations........................................      (0.05)       0.06         --         --        --
   Extraordinary item.............................................         --       (0.06)        --         --        --
                                                                   ----------  ----------  ---------  ---------  --------
                                                                   $    (1.95) $    (0.93) $    0.04  $    0.05  $   2.04
                                                                   ==========  ==========  =========  =========  ========
Net income (loss) per common share--diluted:
   Continuing operations.......................................... $    (1.90) $    (0.93) $    0.04  $    0.05  $   1.96
   Discontinued operations........................................      (0.05)       0.06         --         --        --
   Extraordinary item.............................................         --       (0.06)        --         --        --
                                                                   ----------  ----------  ---------  ---------  --------
                                                                   $    (1.95) $    (0.93) $    0.04  $    0.05  $   1.96
                                                                   ==========  ==========  =========  =========  ========
Weighted average number of shares:
   Basic..........................................................    191,868     183,881    148,312    129,596    20,493
   Diluted........................................................    191,868     183,881    162,273    136,004    21,272
                                                                   ==========  ==========  =========  =========  ========
Balance Sheet Data
Net working capital............................................... $  103,626  $  184,657  $  39,125  $  55,498  $117,791
Total assets...................................................... $1,014,556  $1,382,979  $ 463,649  $ 348,104  $288,130
Long-term debt.................................................... $1,056,062  $1,056,383  $ 572,345  $ 504,151  $     83
Stockholders' equity (deficit).................................... $ (436,775) $  (80,977) $(296,675) $(316,440) $202,119
Shares of stock outstanding.......................................    192,248     190,953    122,527    120,665    16,864
Stockholders' equity (deficit) per share.......................... $    (2.27) $    (0.42) $   (2.42) $   (2.62) $  11.99

--------
* The Results of Operations for fiscal 2001 include the results of operations of Wavetek Wandel Goltermann, Inc. since May 23, 2000, the date of its acquisition, and the results of operations of Cheetah Technologies since August 23, 2000, the date of its acquisition.

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

   The Company paid an annual management fee to CDR totaling $1.6 million, $0.5 million and $0.5 million in the three fiscal years ending March 31, 2002, 2001 and 2000, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes.

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

   A summary of restructuring actions taken during fiscal 2002 are outlined as follows:

                              For The Twelve Months Ended March 31, 2002
                              ------------------------------------------
                               Balance                         Balance
                              March 31,                       March 31,
                                2001      Expense    Paid       2002
                              ---------   -------  --------   ---------
            Workforce-related    $--      $31,737  $(17,972)   $13,765
            Facilities.......     --        1,134      (763)       371
            Other............     --        1,118      (692)       426
                                 ---      -------  --------    -------
            Total............    $--      $33,989  $(19,427)   $14,562
                                 ===      =======  ========    =======

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

Long-Lived Assets

   Property, plant and equipment, goodwill and intangible, and other long-lived assets are evaluated based upon various factors, including the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. The Company assesses impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers include among others the following:

  . Significant under-performance relative to expected historical or projected future operating results;

  . Significant changes in the manner of the Company's use of the acquired assets or the strategy for our overall business;

  .   Significant negative industry or economic trends; and

  .   The Company's market capitalization relative to book value.

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

   Included in the segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company's communications test, industrial computing and communications, AIRSHOW and da Vinci segments:

                                                 Years ending March 31,
                                             ------------------------------
                                               2002       2001       2000
                                             --------  ----------  --------
                                                 (Amounts in thousands)
    Segments
    Communications test:
       Bookings............................. $657,147  $1,248,465  $430,254
       Net sales............................  854,437   1,052,747   349,886
       EBITA................................   (3,662)    139,498    62,447

    Industrial computing and communications:
       Bookings............................. $141,535  $  226,566  $180,555
       Net sales............................  188,351     198,441   203,361
       EBITA................................    4,950      (1,914)   25,379

    AIRSHOW:
       Bookings............................. $ 58,321  $   79,142  $ 72,275
       Net sales............................   65,024      78,886    70,960
       EBITA................................    9,493      15,886    19,314

    da Vinci:
       Bookings............................. $ 23,048  $   33,720  $ 26,906
       Net sales............................   24,849      35,329    26,572
       EBITA................................    5,970      10,909     8,642

  Fiscal 2002 Compared to Fiscal 2001--Communications Test

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

  Fiscal 2002 Compared to Fiscal 2001--Industrial Computing and Communications

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

  Fiscal 2002 Compared to Fiscal 2001--AIRSHOW

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

  Fiscal 2002 Compared to Fiscal 2001--da Vinci

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

  Fiscal 2001 Compared to Fiscal 2000--Communications Test

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

  Fiscal 2001 Compared to Fiscal 2000--Industrial Computing and Communications

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

  Fiscal 2001 Compared to Fiscal 2000--AIRSHOW

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

  Fiscal 2001 Compared to Fiscal 2000--da Vinci

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

   The following table lists the future payments for debt, operating leases and purchase obligations: (In thousands)

Debt, operating leases and     Fiscal  Fiscal  Fiscal  Fiscal   Fiscal
purchase obligations            2003    2004    2005    2006     2007   Thereafter   Total
--------------------------     ------- ------- ------- ------- -------- ---------- ----------
Senior secured credit facility $25,749 $40,700 $44,500 $74,700 $310,000  $215,034  $  710,683
Senior secured convertible
  note........................      --      --      --      --       --    76,875      76,875
Senior subordinated notes.....      --      --      --      --       --   275,000     275,000
Other notes payable...........   2,523      --      --      --       --        --       2,523
Capital leases and other debt.   3,188   3,813   3,802   2,666    2,667     6,305      22,441
Operating leases..............  18,386  16,489  12,257   9,630    8,208    43,195     108,165
Purchase obligations..........  13,852   5,898   5,899  25,649       --        --          --
                               ------- ------- ------- ------- --------  --------  ----------
Total......................... $63,698 $66,900 $66,458 $86,996 $320,875  $616,409  $1,221,336
                               ======= ======= ======= ======= ========  ========  ==========

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

   Except as noted above, the Notes are redeemable at the Company's option, in whole or in part, anytime on and after May 15, 2003, and prior to maturity at the following redemption prices:

                      Period              Redemption Price
                      ------              ----------------
                      2003...............     104.875%
                      2004...............     103.250%
                      2005...............     101.625%
                      2006 and thereafter     100.000%

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

   In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. The company has determined that the adoption of this standard will require the Company to disclose AIRSHOW as a discontinued operation in the first quarter of fiscal 2003 and reclassify prior period presentation.

   In April 2002, the FASB issued Statement of Financial Accounting Standards FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The extraordinary item in 2001 will be reclassified on adoption of this standard.

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

  .   enter into mergers or consolidations or sales of assets; and

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

  . economic downturns or other factors reducing demand for telecommunication equipment and services; and

  . a significant portion of the Company's operating expenses is fixed and if the Company's net sales are below its expectations in any quarter, the Company may not be able to reduce its spending in a timely manner.

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

                                                                     APPENDIX C

                              ACTERNA CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT ACCOUNTANTS....................................... C-2

  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND 2001............ C-3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31,
       2002, 2001 AND 2000................................................ C-5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
       MARCH 31, 2002, 2001 AND 2000...................................... C-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31,
       2002, 2001 AND 2000................................................ C-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................... C-9

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

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
May 28, 2002, except for
  Note R, as to which
  the date is June 14, 2002

                              ACTERNA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                      ---------------------------
                                                         2002           2001
                                                       ----------     ----------
                                                      (Amounts in thousands except
                                                      share and per share data)
                        Assets
   Current assets:
      Cash and cash equivalents...................... $   42,739     $   63,054
      Accounts receivable, net
        of allowance of $7,872 and
        $10,741 respectively.........................    126,381        233,371
      Inventories, net:
        Raw materials................................     39,511         61,009
        Work in process..............................     36,759         48,266
        Finished goods...............................     36,331         48,206
                                                       ----------     ----------
          Total inventory............................    112,601        157,481

      Deferred income taxes..........................     18,878         37,961
      Income tax receivable..........................     77,479             --
      Notes receivable...............................      1,422          2,033
      Other current assets...........................     33,265         37,577
                                                       ----------     ----------
          Total current assets.......................    412,765        531,477

   Property, plant and equipment:
      Land and buildings.............................     55,075         55,123
      Leasehold improvements.........................      9,719         12,443
      Machinery and equipment........................     88,567         87,716
      Furniture and fixtures.........................     75,679         55,240
                                                       ----------     ----------
                                                         229,040        210,522

      Less accumulated depreciation and amortization.   (106,954)       (85,956)
                                                       ----------     ----------
      Property, plant and equipment, net.............    122,086        124,566

   Other assets:
      Net assets held for sale.......................         --         37,908
      Goodwill, net..................................    427,086        435,478
      Other intangible assets, net...................      2,453        195,093
      Deferred debt issuance costs, net..............     26,582         25,908
      Other..........................................     23,584         32,549
                                                       ----------     ----------
          Total assets............................... $1,014,556     $1,382,979
                                                       ==========     ==========

                              ACTERNA CORPORATION

                                                                         March 31,
                                                                  ---------------------------
                                                                      2002          2001
                                                                   -----------    ----------
                                                                  (Amounts in thousands except
                                                                  share and per share data)
             Liabilities and Stockholders' Deficit
Current liabilities:
   Notes payable................................................. $     2,523    $   10,919
   Current portion of long-term debt.............................      28,937        22,248
   Accounts payable..............................................      73,374       112,155
   Accrued expenses:
       Compensation and benefits.................................      37,931        71,836
       Deferred revenue..........................................      52,540        47,743
       Warranty..................................................      17,332        11,914
       Interest..................................................      10,700        11,476
       Restructuring.............................................      14,562            --
       Other.....................................................      31,747        36,801
       Taxes other than income taxes.............................       8,230        14,112
   Accrued income taxes..........................................      31,263         7,616
                                                                   -----------    ----------
       Total current liabilities.................................     309,139       346,820

Long-term debt...................................................     979,187     1,056,383
Long-term notes payable..........................................      76,875            --
Deferred income taxes............................................      17,581         2,915
Other long-term liabilities......................................      68,549        57,838

Commitments and contingencies (Note P.)

Stockholders' deficit:
   Serial preference stock, par value $1 per share;
     authorized 100,000 shares; none issued......................          --            --
   Common stock, par value $0.01, authorized 350,000,000 shares;
     issued and outstanding 192,247,785 and 190,953,052 shares,
     2002 and 2001, respectively.................................       1,922         1,910
   Additional paid-in capital....................................     786,537       801,080
   Accumulated deficit...........................................  (1,170,639)     (795,746)
   Unearned compensation.........................................     (53,925)      (90,986)
   Other comprehensive income (loss).............................        (670)        2,765
                                                                   -----------    ----------
       Total stockholders' deficit...............................    (436,775)      (80,977)
                                                                   -----------    ----------
       Total liabilities and stockholders' deficit............... $ 1,014,556    $1,382,979
                                                                   ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ACTERNA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years Ended March 31,
                                                                   --------------------------------
                                                                      2002        2001       2000
                                                                   ----------  ----------  --------
                                                                         (Amounts in thousands
                                                                        except per share data)
Net sales......................................................... $1,132,661  $1,366,257  $656,601
Cost of sales.....................................................    540,048     606,860   285,531
                                                                   ----------  ----------  --------
Gross profit......................................................    592,613     759,397   371,070

Selling, general and administrative expense.......................    444,387     486,598   192,286
Product development expense.......................................    160,219     168,117    75,398
Amortization of intangibles.......................................     42,271     120,151    12,326
Restructuring expense.............................................     33,989          --        --
Impairment of net assets held for sale............................     17,918          --        --
Goodwill impairment...............................................      3,947          --        --
Impairment of acquired intangible assets..........................    151,322          --        --
Recapitalization and other related costs..........................         --       9,194    27,942
Purchased incomplete technology...................................         --      56,000        --
                                                                   ----------  ----------  --------
Operating income (loss)...........................................   (261,440)    (80,663)   63,118

Interest expense..................................................    (96,625)   (102,158)  (51,949)
Interest income...................................................      1,625       3,322     2,373
Other expense, net................................................     (7,615)     (4,491)     (720)
                                                                   ----------  ----------  --------
Income (loss) from continuing operations before income taxes and
  extraordinary item..............................................   (364,055)   (183,990)   12,822

Provision for (benefit from) income taxes.........................        799     (12,793)    6,810
                                                                   ----------  ----------  --------
Income (loss) from continuing operations before extraordinary item   (364,854)   (171,197)    6,012
Income (loss) from discontinued operations........................    (10,039)     10,039        --
                                                                   ----------  ----------  --------

Income (loss) before extraordinary item...........................   (374,893)   (161,158)    6,012

Extraordinary item, net of income tax benefit of $6,603...........         --     (10,659)       --
                                                                   ----------  ----------  --------
Net income (loss)................................................. $ (374,893) $ (171,817) $  6,012
                                                                   ==========  ==========  ========
Net income(loss) per common share--basic and diluted:
   Continuing operations.......................................... $    (1.90) $    (0.93) $   0.04
   Discontinued operations........................................      (0.05)       0.06        --
   Extraordinary item.............................................         --       (0.06)       --
                                                                   ----------  ----------  --------
                                                                   $    (1.95) $    (0.93) $   0.04
                                                                   ==========  ==========  ========
Weighted average number of common shares:
   Basic..........................................................    191,868     183,881   148,312
   Diluted........................................................    191,868     183,881   162,273

   The accompanying notes are an integral part of the consolidated financial statements.

                              ACTERNA CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 (amounts in thousands, except per share data)

                                                        Additional                               Other         Total
                                         Common  Common  Paid-In   Accumulated    Unearned   Comprehensive Shareholders'
                                         Stock   Stock   Capital     Deficit    Compensation Income (loss)    Deficit
                                         ------- ------ ---------- -----------  ------------ ------------- -------------
Balance, April 1, 1999.................. 120,665 $   --  $322,746  $  (629,941)   $ (7,563)     $(1,682)     $(316,440)
  Net income--2000......................                                 6,012                                   6,012
  Translation adjustment................                                                           (197)          (197)
                                                                                                -------      ---------
  Total comprehensive income............                                                                         5,815
  Exercise of stock options and other
   issuances............................   1,862     11     4,725                                                4,736
  Adjustment to unearned compensation...                   (1,143)                   1,130                         (13)
  Stock option expense..................                   12,327                                               12,327
  Redemption of stock options...........                   (6,980)                                              (6,980)
  Unearned compensation from stock
   option grants........................                   12,951                  (12,951)                         --
  Change in par value of common stock...          1,214    (1,214)                                                  --
  Amortization of unearned
   compensation.........................                                             2,419                       2,419
  Tax benefit from exercise of stock
   options..............................                    1,461                                                1,461
                                         ------- ------  --------  -----------    --------      -------      ---------
Balance, March 31, 2000................. 122,527  1,225   344,873     (623,929)    (16,965)      (1,879)      (296,675)
                                         ======= ======  ========  ===========    ========      =======      =========
  Net loss 2001.........................                              (171,817)                               (171,817)
  Translation adjustment................                                                          4,644          4,644
                                                                                                             ---------
  Total comprehensive loss..............                                                                      (167,173)
  Issuance of common stock to CDR
   Funds................................  43,125    431   172,069                                              172,500
  Issuance of common stock rights
   offering, net of fees................   4,983     50    16,882                                               16,932
  Issuance of common stock to WWG
   stockholders.........................  14,987    150   129,850                                              130,000
  Stock option expense..................                   12,255                                               12,255
  Conversion of Cheetah stock options...                    5,754                   (6,721)                       (967)
  Amortization of unearned compensation
   -- continued operations..............                                            19,840                      19,840
  Exercise of stock option and other
   issuances............................   5,331     54    10,919                                               10,973
  Unearned compensation from stock
   option grants........................                   98,726                  (98,726)                         --
  Adjustment to unearned compensation...                  (11,567)                  11,586                          19
  Tax benefit from exercise of stock
   options..............................                   21,319                                               21,319
                                         ------- ------  --------  -----------    --------      -------      ---------
Balance, March 31, 2001................. 190,953 $1,910  $801,080  $  (795,746)   $(90,986)     $ 2,765      $ (80,977)
                                         ======= ======  ========  ===========    ========      =======      =========
  Net loss 2002.........................                              (374,893)                               (374,893)
  Translation adjustment and minimum
   pension liability....................                                                         (3,435)        (3,435)
                                                                                                             ---------
  Total comprehensive loss..............                                                                      (378,328)
  Amortization of unearned
   compensation.........................                                            19,368                      19,368
  Exercise of stock option and other
   issuances, net.......................   1,295     12     2,156                                                2,168
  Adjustment to unearned compensation...                  (17,693)                  17,693                          --
  Tax benefit from exercise of stock
   options..............................                      994                                                  994
                                         ------- ------  --------  -----------    --------      -------      ---------
Balance, March 31, 2002................. 192,248 $1,922  $786,537  $(1,170,639)   $(53,925)     $  (670)     $(436,775)
                                         ======= ======  ========  ===========    ========      =======      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ACTERNA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended March 31,
                                                                                              -------------------------------
                                                                                                 2002       2001       2000
                                                                                              ---------  ---------  ---------
                                                                                                   (Amounts in thousands)
Operating activities:
   Net income (loss) from operations......................................................... $(374,893) $(171,817) $   6,012
   Adjustment for noncash items included in net income (loss):
      Depreciation...........................................................................    36,391     28,427     13,082
      Bad debt...............................................................................      (582)     7,147      1,024
      Amortization of intangibles and goodwill...............................................    42,271    120,151     12,327
      Amortization of inventory step-up......................................................        --     35,750         --
      Amortization of unearned compensation..................................................    19,368     19,840      2,419
      Amortization of deferred debt issuance costs...........................................     5,582      3,974      3,232
      Impairment of acquired intangible assets...............................................   151,322         --         --
      Write-off of deferred debt issuance costs..............................................        --     10,019         --
      Loss on discontinued operations........................................................    10,039         --         --
      Loss on sale of fixed assets...........................................................     4,173         --         --
      Impairment of assets held for sale and goodwill impairment.............................    21,865         --         --
      Purchased incomplete technology........................................................        --     56,000         --
      Recapitalization and other related costs...............................................        --      9,194     12,327
      Tax benefit from stock option exercises................................................       994     21,319      1,461
      Other..................................................................................        --      2,047         56
      Change in deferred income taxes........................................................    59,291    (31,309)    (2,840)
   Changes in operating assets and liabilities, net of effects of purchase acquisitions and
    divestitures.............................................................................    26,300    (91,372)     8,310
                                                                                              ---------  ---------  ---------
   Net cash flows provided by operating activities...........................................     2,121     19,370     57,410
                                                                                              ---------  ---------  ---------
Investing activities:
   Purchases of property and equipment.......................................................   (38,403)   (45,905)   (21,859)
   Proceeds from sale of property and equipment..............................................     1,178      2,433         --
   Proceeds from sales of businesses.........................................................    23,800      6,381         --
   Businesses acquired in purchase transactions,net of cash and noncash items................    (1,495)  (422,137)  (113,227)
   Other.....................................................................................    (1,029)    (4,863)    (7,165)
                                                                                              ---------  ---------  ---------
   Net cash flows used in investing activities...............................................   (15,949)  (464,091)  (142,251)
                                                                                              ---------  ---------  ---------
Financing activities:
   Borrowings (repayments) under revolving credit facility, net..............................   (45,000)   108,000     70,000
   Borrowings of term loan debt..............................................................     3,350    683,566         --
   Repayment of term loan debt...............................................................   (35,010)   (12,944)   (17,139)
   Borrowings of notes payable...............................................................    75,000         --         --
   Borrowings (repayments) of notes payable and other debt...................................      (260)    31,735       (212)
   Repayment of debt under old Senior Secured Credit Facility................................        --   (304,861)        --
   Repayment of WWG term debt................................................................        --   (118,594)        --
   Redemption of WWG bonds...................................................................        --    (94,148)        --
   Financing fees............................................................................    (6,256)   (18,519)        --
   Proceeds from issuance of common stock, net...............................................     2,168    200,405      4,736
   Purchases of treasury stock, common stock and stock options...............................        --         --     (6,980)
                                                                                              ---------  ---------  ---------
   Net cash flows provided by (used in) financing activities.................................    (6,008)   474,640     50,405
                                                                                              ---------  ---------  ---------
Effect of exchange rates on cash.............................................................      (479)    (2,634)      (157)
                                                                                              ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.............................................   (20,315)    27,285    (34,593)
Cash and cash equivalents at beginning of year...............................................    63,054     35,769     70,362
                                                                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..................................................... $  42,739  $  63,054  $  35,769
                                                                                              =========  =========  =========
Change in operating asset and liability components:
   Decrease (increase) in trade accounts receivable.......................................... $ 106,979  $ (47,191) $ (19,200)
   Decrease (increase) in inventories........................................................    44,552    (32,950)     7,185
   Decrease (increase) in other current assets...............................................   (72,519)    (1,403)    (7,324)
   Increase (decrease) in accounts payable...................................................   (44,238)    22,200     12,397
   Increase (decrease) in accrued expenses, taxes and other..................................    (8,474)   (32,028)    15,252
                                                                                              ---------  ---------  ---------
Change in operating assets and liabilities................................................... $  26,300  $ (91,372) $   8,310
                                                                                              =========  =========  =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest............................................................................... $  87,258  $ 105,115  $  48,791
      Income taxes...........................................................................    15,555     13,036     14,737

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

B.  LIQUIDITY

      The Company has recorded significant losses from operations and seen a substantial reduction in revenues and operations as a result of the economic downturn and in particular the downturn within the telecommunications sector and related industries. Consequently the Company has undertaken several restructurings during the year ended March 31, 2002 (See Note G. Restructuring) to align its cost structures and its revenues. Due to the severity and continuing downturn, management have identified the need to make further cost reductions during the course of fiscal 2003. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with the liquidity and earnings covenants required under the Senior Secured Credit Facility (See Note K. Notes Payable and Debt) during the course of fiscal 2003. Continuing compliance with these covenant requirements during fiscal 2003 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company's cash requirements for debt service, including repayment

                              ACTERNA CORPORATION
   of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007 (See Note K. Notes Payable and Debt) As a result of the amendment of the Senior Secured Credit Facility and the issuance at par of $75 million of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") in January 2002, the Company believes that funds generated by ongoing operations and funds available under its Senior Secured Credit Facility will be sufficient to meet its cash needs over the next twelve-month period.

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

                              ACTERNA CORPORATION

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

D.  RELATED PARTY

      The Company paid an annual management fee to CDR totaling $1.6 million, $0.5 million and $0.5 million in the three fiscal years ending March 31, 2002, 2001 and 2000, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes and the amendment of the Senior Secured Credit Facility.

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

                              ACTERNA CORPORATION

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

                              ACTERNA CORPORATION

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

      Property, Plant and Equipment. Property, plant and equipment is principally recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings................. 30 years
               Leasehold improvements.... Remaining life of lease
               Machinery and equipment... 7 to 10 years
               Furniture and fixtures.... 5 years
               Computer software/hardware 3 years
               Tooling................... 3 years
               Vehicles.................. 3 years

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

      Long-Lived Assets. The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the

                              ACTERNA CORPORATION
   assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. Impairment is measured by the amount discounted cash flows are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets were determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination was made.

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

                              ACTERNA CORPORATION

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

                              ACTERNA CORPORATION

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards FAS No. 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The extraordinary item in 2001 will be reclassified on adoption of this standard.

F.  ACQUISITIONS AND DIVESTITURES

   Acquisitions During Fiscal 2002

      The Company in the normal course of business entered into acquisitions during fiscal 2002, which, in the aggregate, do not have a material impact on the results of operations and financial position of the Company. Accordingly the Company has not presented proforma results of operations for these acquisitions.

   Acquisitions During Fiscal 2001

   Wavetek Wandel Goltermann,Inc.

      On May 23, 2000, the Company merged one of its wholly owned subsidiaries with Wavetak Wandel Goltermann, Inc. ("WWG") for consideration of $402.0 million. The WWG Merger was accounted for

                              ACTERNA CORPORATION
   using the purchase method of accounting. Purchased incomplete technology of $51 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in the fiscal year 2001. The excess purchase price was allocated to other intangibles and goodwill.

      The purchase accounting is summarized as follows:

  Aggregate purchase price:
     Cash in exchange for WWG stock................................ $249,562
     Cash in exchange for WWG options..............................    8,248
     Acterna common stock, 14,987 shares...........................  130,000
     Acquisition costs.............................................   14,228
                                                                    --------
         Total purchase price......................................  402,038
  Plus net tangible liabilities acquired...........................  150,504
                                                                    --------
         Total purchase price in excess of net assets acquired..... $552,542
                                                                    ========
  Allocations of purchase price:
     Inventory step-up to fair value............................... $ 35,000
     In-process research and development acquired..................   51,000
     Allocation to land and buildings..............................   27,000
     Deferred tax liabilities......................................  (49,447)
     Core technology...............................................  162,180
     Backlog.......................................................    6,841
     Goodwill......................................................  319,968
                                                                    --------
                                                                    $552,542
                                                                    ========

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

                              ACTERNA CORPORATION

      The purchase accounting is summarized as follows:

Aggregate purchase price:
   Cash paid...................................................................... $164,723
   Fair value of Cheetah stock options converted to Acterna stock options.........    5,754
   Acquisition costs..............................................................      997
                                                                                   --------
       Total purchase price.......................................................  171,474
Less net assets acquired..........................................................  (15,073)
                                                                                   --------
       Total purchase price in excess of net assets acquired...................... $156,401
                                                                                   ========
Allocations of purchase price:
   Inventory step-up to fair value................................................ $    750
   In-process research and development acquired...................................    5,000
   Deferred compensation related to unvested stock options assumed by the Company.    6,720
   Core technology................................................................   48,300
   Backlog........................................................................    3,300
   Other intangibles..............................................................      700
   Goodwill.......................................................................   91,631
                                                                                   --------
                                                                                   $156,401
                                                                                   ========

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

      On November 1, 1999, the Company acquired all the outstanding stock of Applied Digital Access, Inc. ("ADA") for a total purchase price of approximately $81.0 million in cash. The operating results of ADA

                              ACTERNA CORPORATION
   have been included in the Consolidated Financial Statements since November 1, 1999 and is included within the Company's communications test segment.

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

G.  RESTRUCTURING

      The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. At the end of the fourth quarter of fiscal 2002, the Company's headcount was 4,973 (down from 6,380 at the beginning of fiscal 2002), and the corporate headquarters was relocated from Burlington, Massachusetts to Germantown, Maryland. Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions in order to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility. (See Note B. Liquidity, to the Company's Consolidated Financial Statements.) These cost reduction programs include among other things: an additional reduction of 400 employees, a reduction of new hires, reductions to employee compensation, consolidation of identified facilities and an exit from

                              ACTERNA CORPORATION
   certain product lines. A portion of these actions have been implemented in the first quarter of fiscal 2003 and are intended to reduce costs by an estimated $75 million in fiscal 2003. These new actions coupled with the fourth quarter restructuring programs will result in reducing headcount to approximately 4,100 employees by the third quarter of fiscal 2003. The Company believes that the cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues. In the event the Company is unable to achieve this alignment, additional cost cutting programs would be required in the future.

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

      The following table summarizes the restructuring expenses and payments incurred during the fiscal year ended March 31, 2002:

                              For The Twelve Months Ended March 31, 2002
                              ------------------------------------------
                               Balance                         Balance
                              March 31,                       March 31,
                                2001      Expense    Paid       2002
                              ---------   -------  --------   ---------
            Workforce-related    $--      $31,737  $(17,972)   $13,765
            Facilities.......    $--        1,134      (763)       371
            Other............    $--        1,118      (692)       426
                                 ---      -------  --------    -------
               Total.........    $--      $33,989  $(19,427)   $14,562
                                 ===      =======  ========    =======

                              ACTERNA CORPORATION

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

      The remaining acquired intangible assets are as follows:

                                                As of March 31, 2002
                                             ---------------------------
                                                 Gross
                                                Carrying    Accumulated
                                                 Amount     Amortization
                                             -------------- ------------
                                             (In thousands)
       Amortized intangible assets:
          Core technology...................    $ 8,758        $6,930
          Other intangible assets...........      1,050           425
                                                -------        ------
       Total................................    $ 9,808        $7,355
                                                =======        ======
       Aggregate amortization expense:
       For the year ended March 31, 2002....    $42,271
       Estimated amortization expense:
          For the year ended March 31, 2003.    $ 1,297
          For the year ended March 31, 2004.    $ 1,031
          For the year ended March 31, 2005.    $   125

      Core technology is amortized over a weighted average life of 8 years and all other intangible assets are amortized over a weighted average life of 5 years.

I.  GOODWILL AND OTHER INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill during the year ended March 31, 2002, are as follows:

                             Communications
                                  Test      Itronix  AIRSHOW  da Vinci   Total
                             -------------- -------  -------  -------- --------
                                               (In thousands)
Balance as of April 1, 2001.    $377,187    $34,036  $19,039  $ 5,216  $435,478
Goodwill adjustments........      (1,016)    (2,391)    (875)  (4,110)   (8,392)
                                --------    -------  -------  -------  --------
Balance as of March 31, 2002    $376,171    $31,645  $18,164  $ 1,106  $427,086
                                ========    =======  =======  =======  ========

      The goodwill adjustments in the communications test reporting unit resulted primarily from final adjustments to the purchase price allocation for the WWG Merger (See Note F. Acquisitions and Divestitures) and due to the deferred tax adjustment relating to reclassifying certain intangible assets as goodwill on adoption of FAS 142. The goodwill adjustment for the Itronix reporting unit is related to the disposition of a subsidiary of Itronix during the second quarter of fiscal 2002. The goodwill adjustment for AIRSHOW relates to the reclassification of an identified intangible asset from goodwill. The goodwill

                              ACTERNA CORPORATION
   adjustment for da Vinci relates to the goodwill impairment as a result of the closure of Sierra Design Labs, a subsidiary of da Vinci Systems, Inc. during the third quarter of fiscal 2002. The effects of adopting FAS 142 are set out below:

                                                                           Year Ended Year Ended
                                                                           March 31,  March 31,
                                                                              2001       2000
                                                                           ---------- ----------
Income (loss) from continuing operations before extraordinary item........ $(171,197)  $ 6,012
Add back goodwill amortization............................................    68,896     9,192
Add back other intangible amortization....................................     9,258       164
                                                                           ---------   -------
Adjusted income (loss) from continuing operations before extraordinary item.................................................................... $ (93,043)  $15,368
                                                                           =========   =======
Basic and diluted loss per share:
Reported net income (loss) from continuing operations before extraordinary
  item.................................................................... $   (0.93)  $  0.04
Goodwill amortization.....................................................      0.37      0.06
Other intangible amortization.............................................      0.05      0.00
                                                                           ---------   -------
Adjusted basic and diluted income (loss) per share from continuing
  operations before extraordinary item.................................... $   (0.51)  $  0.10
                                                                           =========   =======

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

                              ACTERNA CORPORATION

J.  NET INCOME (LOSS) PER SHARE

      The computation for net income (loss) per share is as follows:

                                                                  2002            2001           2000
                                                                 ---------       ---------       --------
                                                               (Amounts in thousands except per share data)
Net income (loss):
   Continuing operations...................................... $(364,854)      $(171,197)      $  6,012
   Discontinued operations....................................   (10,039)         10,039             --
   Extraordinary loss.........................................        --         (10,659)            --
                                                                 ---------       ---------       --------
Net income (loss)............................................. $(374,893)      $(171,817)      $  6,012
                                                                 =========       =========       ========
Basic And Diluted:
Common stock outstanding, net of treasury stock, beginning of
  period......................................................   190,953         122,527        120,665
Weighted average common stock and treasury stock issued during
  the period..................................................       915          57,188            886
                                                                 ---------       ---------       --------
                                                                 191,868         179,715        121,551
Bonus element adjustment related to rights offering...........        --           4,166         26,761
                                                                 ---------       ---------       --------
Weighted average common stock outstanding, net of treasury
  stock, end of period........................................   191,868         183,881        148,312
                                                                 =========       =========       ========
Net income (loss) per common share basic and diluted:
   Continuing operations...................................... $   (1.90)      $   (0.93)      $   0.04
   Discontinued operations....................................     (0.05)           0.06             --
   Extraordinary loss.........................................        --           (0.06)            --
                                                                 ---------       ---------       --------
Net income (loss) per common share............................ $   (1.95)      $   (0.93)      $   0.04
                                                                 =========       =========       ========

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

                              ACTERNA CORPORATION

K.  NOTES PAYABLE AND DEBT

      Notes payable and Long-term debt is summarized below:

                                                 2002        2001
                                              ----------  ----------
                                              (Amounts in thousands)
            Senior secured credit facility... $  710,683  $  776,354
            Senior subordinated notes........    275,000     275,000
            Senior secured convertible note..     76,875
            Capitalized leases and other debt     22,441      27,277
            Other notes payable..............      2,523      10,919
                                              ----------  ----------
            Total debt.......................  1,087,522   1,089,550
                                              ----------  ----------
            Less current portion.............     31,460      33,167
                                              ----------  ----------
            Long-term debt................... $1,056,062  $1,056,383
                                              ==========  ==========

      The book value of the debt under the Senior Secured Credit Facility and the Senior Secured Convertible Notes represents fair market value at March 31, 2002 and 2001. The fair market value of the Senior Subordinated Notes was $77.7 million and $226.9 million, at March 31, 2002 and 2001, respectively.

      The following table lists the future payments for debt obligations: (In thousands)

                         Fiscal  Fiscal  Fiscal  Fiscal   Fiscal
Debt obligations          2003    2004    2005    2006     2007   Thereafter   Total
----------------         ------- ------- ------- ------- -------- ---------- ----------
Senior secured credit
  facility.............. $25,749 $40,700 $44,500 $74,700 $310,000  $215,034  $  710,683
Senior secured
  convertible note......      --      --      --      --       --    76,875      76,875
Senior subordinated
  notes.................      --      --      --      --       --   275,000     275,000
Other notes payable.....   2,523      --      --      --       --        --       2,523
Capital leases and other
  debt..................   3,188   3,813   3,802   2,666    2,667     6,305      22,441
                         ------- ------- ------- ------- --------  --------  ----------
Total................... $31,460 $44,513 $48,302 $77,366 $312,667  $573,214  $1,087,522
                         ======= ======= ======= ======= ========  ========  ==========

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

                              ACTERNA CORPORATION

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

                              ACTERNA CORPORATION

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

                              ACTERNA CORPORATION

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

                              ACTERNA CORPORATION

      Except as noted above, the Notes are redeemable at the Company's option, in whole or in part, anytime on and after May 15, 2003, and prior to maturity at the following redemption prices:

                                             Redemption
                         Period                Price
                         ------              ----------
                         2003...............  104.875%
                         2004...............  103.250%
                         2005...............  101.625%
                         2006 and thereafter  100.000%

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

                           Notional                                                            Market Valuation at
        Swap No.            Amount                   Term                  Fixed Interest Rate   March 31, 2002
        --------            ------                   ----                  -------------------   --------------
                                             (Amounts in thousands)
            1              $130,000 September 30, 1998--September 28, 2002       5.655%             $(2,113)

                              ACTERNA CORPORATION

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

M.  INCOME TAXES

      The components of income (loss) from continuing operations before taxes are as follows:

                                 2002       2001      2000
                              ---------  ---------  -------
                                  (Amounts in thousands)
                    Domestic. $(332,846) $(204,129) $12,881
                    Foreign..   (31,209)    20,139      (59)
                              ---------  ---------  -------
                       Total. $(364,055) $(183,990) $12,822
                              =========  =========  =======

      The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                2002      2001     2000
                                              --------  --------  ------
                                                (Amounts in thousands)
        Provision (benefit) for income taxes:
           US Federal & State................ $ 15,675  $(28,982) $6,597
           Foreign...........................  (14,876)   16,189     213
                                              --------  --------  ------
               Total......................... $    799  $(12,793) $6,810
                                              ========  ========  ======

                              ACTERNA CORPORATION

      The components of the income tax provision (benefit) are as follows:

                                                                        2002       2001      2000
                                                                     --------   --------   -------
                                                                         (Amounts in thousands)
Current:
   Federal.......................................................... $(45,453)  $(11,499)  $ 8,285
   Foreign..........................................................   13,293     25,223       213
   State............................................................      220          7       741
                                                                     --------   --------   -------
       Total Current................................................  (31,940)    13,731     9,239
                                                                     --------   --------   -------
Deferred:
   Federal..........................................................   60,908    (15,568)   (2,252)
   Foreign..........................................................  (28,169)    (9,034)       --
   State............................................................       --     (1,922)     (177)
                                                                     --------   --------   -------
       Total deferred...............................................   32,739    (26,524)   (2,429)
                                                                     --------   --------   -------
          Total..................................................... $    799   $(12,793)  $ 6,810
                                                                     ========   ========   =======

   Reconciliation between U.S. federal statutory rate and the effective tax rate of continuing operations before extraordinary items follow:
                                                                        2002       2001      2000
                                                                     --------   --------   -------
U.S. federal statutory income tax (benefit) rate....................    (35.0)%    (35.0)%    35.0%
Increases (reductions) to statutory tax rate resulting from:
   Foreign income subject to tax at a rate different than U.S. rate.      0.1       7.05
   State income taxes, net of federal income tax benefit............     (1.1)      (0.7)      1.3
   Nondeductible purchased incomplete technology....................       --        9.7        --
   Nondeductible amortization.......................................       --        9.2      19.5
   Adjustment to foreign deferred tax assets and liabilities for
     enacted changes in tax rates...................................       --       (5.6)       --
   Unremitted earnings of foreign subsidiaries......................     11.0        5.6        --
   Nondeductible compensation.......................................       --        0.8       0.9
   Foreign sales corporation tax benefit............................       --         --      (7.4)
   Non-deductible meals and entertainment expenses..................      0.2        0.4       3.0
   Net increase to valuation allowance..............................     24.5         --        --
   Foreign deductible investment writedown..........................     (3.7)        --        --
   Tax effect of losses for which carryback was restricted..........      3.5         --        --
   Other, net.......................................................       .5        1.6       0.3
                                                                     --------   --------   -------
       Effective income tax (benefit) rate before extraordinary
         items......................................................      0.0%      (7.0)%    53.1%
                                                                     ========   ========   =======

                              ACTERNA CORPORATION

      The principal components of the deferred tax assets and liabilities follow:

                                                         2002       2001
                                                      ---------   --------
                                                      (Amounts in thousands)
      Deferred tax assets:
         Net operating loss and credit carryforwards. $  83,668   $ 53,444
         Depreciation and amortization...............    24,305     26,739
         Other accruals..............................    19,816     12,867
         Deferred revenue............................     5,787      8,908
         Deferred compensation.......................     4,708      4,705
         Compensation related to stock options.......    19,993     16,255
         Other deferred assets.......................    14,754     15,756
                                                      ---------   --------
                                                        173,031    138,674
      Valuation allowance............................  (106,522)   (16,189)
                                                      ---------   --------
                                                         66,509    122,485
                                                      ---------   --------
      Deferred tax liabilities:
         Depreciation and amortization...............    11,721     76,241
         Unremitted earnings of foreign subsidiaries.    50,419     10,356
         Other deferred liabilities..................     3,072        842
                                                      ---------   --------
                                                         65,212     87,439
                                                      ---------   --------
      Net deferred tax assets........................ $   1,297   $ 35,046
                                                      =========   ========

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

      At March 31, 2002 the Company has tax net operating losses (NOL) and credit carryforwards expiring as follows:

                                   U.S.                    Federal
                                  Federal  State   Foreign & State
              Year of expiration:  NOLs    NOLs     NOLs   Credits
              ------------------- ------- -------- ------- -------
                                       (Amounts in thousands)
                  2003 - 2008.... $    -- $     -- $   700 $14,274
                  2009 - 2014....   1,200       --  29,400     900
                  2015 - 2020....  13,500   28,800      --   2,700
                  2021 - 2026....  43,200  295,600      --   5,000
                  Thereafter.....      --       --  30,800   1,300
                                  ------- -------- ------- -------
                  Totals......... $57,900 $324,400 $60,900 $24,174
                                  ======= ======== ======= =======

                              ACTERNA CORPORATION

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

      The following table provides a reconciliation of the changes in the plans' benefits obligations:

                                                     2002        2001
                                                    -------     -------
                                                   (Amounts in thousands)
            Obligation at April 1, 2001........... $59,298     $50,712
            Service cost..........................   2,464       4,373
            Interest cost.........................   3,793       2,939
            Actuarial gain/loss...................  (2,366)      4,254
            Plan participants' contributions......     524          --
            Foreign currency exchange rate changes    (947)     (1,116)
            Benefits paid.........................  (2,242)     (1,864)
                                                    -------     -------
            Obligation at March 31, 2002.......... $60,524     $59,298
                                                    =======     =======

                              ACTERNA CORPORATION

      The following table provides a reconciliation of the changes in the fair value of assets under the benefits plans:

                                                       2002        2001
                                                      -------     -------
                                                     (Amounts in thousands)
         Fair value of plan assets.................. $13,961     $14,084
         Actual return on plan assets...............  (1,240)        139
         Foreign currency exchange rate changes.....    (101)       (786)
         Employer contributions.....................     997         816
         Employee contributions.....................     524          --
         Benefits paid..............................    (380)       (292)
                                                      -------     -------
         Fair value of plan assets at March 31, 2002 $13,761     $13,961
                                                      =======     =======

      The following table represents a statement of the funded status:

                                                2002       2001
                                               -------     -------
                                              (Amounts in thousands)
                 Accrued pension cost........ $46,996     $42,637
                 Unrecognized net (gain)/loss   1,564       2,700
                 Minimum liability...........  (1,797)         --
                                               -------     -------
                 Funded status............... $46,763     $45,337
                                               =======     =======

      The following table provides the amounts recognized in the consolidated balance sheets:

                                              2002        2001
                                             -------     -------
                                            (Amounts in thousands)
                  Prepaid benefit cost..... $    --     $  (370)
                  Accrued benefit liability  46,996      43,007
                  Minimum liability........  (1,797)         --
                                             -------     -------
                  Net amount recognized.... $45,199     $42,637
                                             =======     =======

      The following table provides the components of the net periodic benefit cost for the plans:

                                                 2002        2001
                                                  ------     ------
                                                (Amounts in thousands)
                 Service cost.................. $2,464      $4,374
                 Interest cost.................  3,793       2,939
                 Expected return of plan assets   (966)       (822)
                                                  ------     ------
                 Net periodic pension cost..... $5,291      $6,491
                                                  ======     ======

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

                              ACTERNA CORPORATION

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

      Stock options held by certain key executives were converted into equivalent options to purchase shares of Common Stock and were not cancelled.

      A summary of activity in the Company's option plans is as follows:

                                           2002                 2001                 2000
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                                2002     Exercise    2001     Exercise    2000     Exercise
                               Shares     Price     Shares     Price     Shares     Price
                             ----------  -------- ----------  -------- ----------  --------
Shares under option,
  beginning of year......... 37,553,498   $4.02   33,384,111   $2.40   33,903,244   $1.85
Options granted (at an
  exercise price of $2.28 to
  $12.45 in 2002, $3.25 to
  $27.94 in 2001, $3.25 to
  $4.00 in 2000)............  8,015,633    6.94   12,675,790    7.62    9,537,781    3.29
Options exercised........... (1,427,207)   2.09   (5,223,498)   1.84   (1,194,318)   1.24
Options canceled............ (6,409,906)   5.37   (3,282,905)   4.94   (8,862,596)   1.36
                             ----------           ----------           ----------
Shares under option, end of
  year...................... 37,732,018   $4.45   37,553,498   $4.02   33,384,111   $2.40
                             ==========           ==========           ==========
Shares exercisable.......... 15,934,557   $2.90   12,402,897   $2.00   13,178,441   $1.66

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

      The following table summarizes information about currently outstanding and exercisable stock options at March 31, 2002:

                              Number of    Weighted
                               Options     Average    Weighted
                             Outstanding  Remaining   Average   Number of
                              At March   Contractual  Exercise   Options
     Range of Exercise Price  31, 2002   (Years) Life  Price   Exercisable
     ----------------------- ----------- ------------ -------- -----------
         $0.00 - $4.00...... 30,013,846      5.1        2.76   15,053,451
         $4.01 - $8.00......  2,360,286      8.5        7.40      304,507
         $8.01 - $15.00.....  3,986,115      8.7       10.31      168,115
         $15.01 - $28.00....  1,371,771      8.3       19.21      408,484
         Total.............. 37,732,018      7.1        2.90   15,934,557

                              ACTERNA CORPORATION

      The fair market value of each option granted during 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          2002     2001     2000
                                         ------  -------  -------
             Expected volatility........ 100.00%  100.00%   70.00%
             Risk-free rate of return...   4.72%    6.30%    6.13%
             Expected life (in years)... 5 yrs.   5 yrs.   5 yrs.
             Weighted average fair value  $5.16  $14.007  $ 3.274
             Dividend yield.............   0.00%    0.00%    0.00%

      Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would approximate the pro forma amounts indicated below:

                              2002                  2001                 2000
                      --------------------  --------------------  ------------------
                          As                    As                   As
                       Reported  Pro Forma   Reported  Pro Forma  Reported Pro Forma
                      ---------  ---------  ---------  ---------  -------- ---------
                                 (Amounts in thousands except per share)
Net income (loss).... $(374,893) $(394,543) $(171,817) $(185,166)  $6,012   $2,579
Net income (loss) per
  share:.............
 Basic............... $   (1.95) $   (2.06) $   (0.93) $   (1.01)  $ 0.04   $ 0.02
 Diluted............. $   (1.95) $   (2.06) $   (0.93) $   (1.01)  $ 0.04   $ 0.02

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

                              ACTERNA CORPORATION

R.  SUBSEQUENT EVENT

      On June 14, 2002, the Company announced that it signed a definitive agreement to sell its AIRSHOW business to Rockwell Collins for $160 million in cash, subject to adjustment. The Company expects to record a gain in relation to this transaction. This agreement is subject to customary regulatory approvals and consent of the Company's Lenders under the Senior Secured Credit Facility. The Company intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business. The pre-tax income from this segment prior to interest and corporate overhead allocations for 2002, 2001 and 2000 was $7.6 million, $15.3 million and $19.2 million, respectively.

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

                              ACTERNA CORPORATION

                                                 Years ending March 31,
                                            --------------------------------
                                               2002        2001       2000
                                            ----------  ----------  --------
                                                 (Amounts in thousands)
   Communications test:
      Net sales............................ $  854,437  $1,052,747  $349,886
      Depreciation and amortization........ $   69,181  $  129,272  $ 15,441
      EBITA................................ $   (3,662) $  139,498  $ 62,447
      Total assets......................... $  749,338  $1,109,270  $179,338
      Capital expenditures................. $   33,080  $   35,339  $ 13,629
   Industrial Computing and Communications:
      Net sales............................ $  188,351  $  198,441  $203,361
      Depreciation and amortization........ $    6,267  $   14,938  $  6,553
      EBITA................................ $    4,950  $   (1,914) $ 25,379
      Total assets......................... $   91,118  $  139,084  $121,412
      Capital expenditures................. $    3,078  $    6,889  $  5,695
   AIRSHOW:
      Net sales............................ $   65,024  $   78,886  $ 70,960
      Depreciation and amortization........ $    2,253  $    2,621  $  2,105
      EBITA................................ $    9,493  $   15,886  $ 19,314
      Total Assets......................... $   41,548  $   46,846  $ 39,728
      Capital Expenditures................. $      976  $    2,730  $  1,743
   da Vinci:
      Net sales............................ $   24,849  $   35,329  $ 26,572
      Depreciation and amortization........ $      829  $    1,616  $    972
      EBITA................................ $    5,970  $   10,909  $  8,642
      Total assets......................... $    3,810  $   11,268  $ 11,532
      Capital expenditures................. $    1,251  $      718  $    604
   Corporate and other:
      Net sales............................ $       --  $      854  $  5,822
      Depreciation and amortization........ $      132  $      131  $    338
      EBITA................................ $  (10,971) $   (5,551) $ (4,757)
      Total assets......................... $  128,742  $   76,511  $111,639
      Capital expenditures................. $       18  $      229  $    188
   Total Company:
      Net sales............................ $1,132,661  $1,366,257  $656,601
      Depreciation and amortization........ $   78,662  $  148,578  $ 25,409
      EBITA................................ $    5,780  $  158,828  $111,025
      Total assets......................... $1,014,556  $1,382,979  $463,649
      Capital expenditures................. $   38,403  $   45,905  $ 21,859

                              ACTERNA CORPORATION

      The following are excluded from the calculation of EBITA:

      Amortization of inventory step up....... $     -- $ 35,750  $ 4,899
      Purchased incomplete technology......... $     -- $ 56,000  $    --
      Amortization of unearned compensation... $ 19,368 $ 19,840  $ 2,419
      Recapitalization and other related costs $     -- $  9,194  $27,942
      Impairment of assets.................... $173,187 $     --  $    --
      Restructuring........................... $ 33,989 $     --  $    --
      Loss from discontinued operations....... $ 10,039 $(10,039) $    --
      Non-recurring cost reduction............ $  4,715 $     --  $    --
      Other................................... $  1,305 $  3,047  $ 1,040
                                               -------- --------  -------
         Total excluded items................. $242,603 $113,792  $36,300
                                               ======== ========  =======

      Geographic Information. Information by geographic areas for the years ended March 31, 2002, 2001, and 2000 is summarized below:

                                                      United States Outside U.S.
                                                           (a)          (b)       Combined
                                                      ------------- ------------ ----------
                                                              (Amounts in thousands)
Sales to unaffiliated customers
   2002..............................................   $ 655,868    $ 476,793   $1,132,661
   2001..............................................   $ 831,342    $ 534,915   $1,366,257
   2000..............................................   $ 574,610    $  81,991   $  656,601
Income (loss) before taxes from continuing operations
   2002..............................................   $(203,201)   $(160,854)  $ (364,055)
   2001..............................................   $(214,636)   $  30,646   $ (183,990)
   2000..............................................   $  12,576    $     246   $   12,822
Long-lived assets at.................................
   March 31, 2002....................................   $ 475,020    $  76,605   $  551,625
   March 31, 2001....................................   $ 709,280    $  45,857   $  755,137
   March 31, 2000....................................   $ 138,553    $   3,502   $  142,055

   -----
   (a) Sales within the United States include export sales of $61,122 $158,351, and $57,251, in 2002, 2001, and 2000, respectively.

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

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                March 31, 2002

                                          Acterna    Acterna   Non-Guarantor                Total
                                           Corp        LLC     Subsidiaries  Elimination Consolidated
                                         ---------  ---------  ------------- ----------- ------------
                                                                (In thousands)
Net sales............................... $      --  $ 315,107    $ 817,554          --    $1,132,661
Cost of sales...........................        --    159,021      381,027          --       540,048
                                         ---------  ---------    ---------    --------    ----------
Gross profit............................        --    156,086      436,527          --       592,613
Selling, general and administrative
  expense...............................        --    213,924      230,463          --       444,387
Product development expense.............        --     55,803      104,416          --       160,219
Impairment of assets held for sale......        --         --       17,918          --        17,918
Impairment of acquired intangible assets        --      3,724      147,598          --       151,322
Goodwill impairment.....................        --         --        3,947          --         3,947
Restructuring...........................        --     16,429       17,560          --        33,989
Amortization of intangibles.............        --      3,037       39,234          --        42,271
                                         ---------  ---------    ---------    --------    ----------
Total operating expense.................        --    292,917      561,136          --       854,053
   Operating loss.......................        --   (136,831)    (124,609)         --      (261,440)
Interest expense........................        --    (85,164)     (11,461)         --       (96,625)
Interest income.........................        --        562        1,063          --         1,625
Intercompany interest income (expense)..        --      3,902       (3,902)         --            --
Intercompany royalty income (expense)...        --     19,657      (19,657)         --            --
Other income (expense), net.............        --        420       (8,035)         --        (7,615)
                                         ---------  ---------    ---------    --------    ----------
Loss from continuing operations before
  income taxes..........................        --   (197,454)    (166,601)         --      (364,055)
Provision (benefit) for income taxes....        --     (3,909)       4,708          --           799
                                         ---------  ---------    ---------    --------    ----------
Loss from continuing operations before
  extraordinary item....................        --   (193,545)    (171,309)         --      (364,854)
Equity income (loss)....................  (374,893)  (171,309)          --     546,202            --
Loss from discontinued operations.......        --    (10,039)          --          --       (10,039)
                                         ---------  ---------    ---------    --------    ----------
Net income (loss)....................... $(374,893) $(374,893)   $(171,309)   $546,202    $ (374,893)
                                         =========  =========    =========    ========    ==========

                              ACTERNA CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2002

                                             Acterna      Acterna    Non-Guarantor                Total
                                              Corp          LLC      Subsidiaries  Elimination Consolidated
                                           -----------  -----------  ------------- ----------- ------------
                                                                    (in thousands)
                  ASSETS
Current assets:
   Cash and cash equivalents.............. $        --  $    14,969    $  27,770   $       --  $    42,739
   Accounts receivable, net...............          --       38,875       87,506           --      126,381
   Inventory..............................          --       23,623       88,978           --      112,601
   Other current assets...................          --       91,233       39,811           --      131,044
                                           -----------  -----------    ---------   ----------  -----------
       Total current assets...............          --      168,700      244,065           --      412,765
Property and equipment, net...............          --       31,255       90,831           --      122,086
Investments in and advances to
  consolidated subsidiaries...............    (376,167)    (234,866)    (593,530)   1,204,563           --
Goodwill..................................          --       16,908      410,178           --      427,086
Intangible assets, net....................          --                     2,453           --        2,453
Deferred income taxes.....................          --       (9,284)       9,284           --           --
Other.....................................          --       40,574        9,592           --       50,166
                                           -----------  -----------    ---------   ----------  -----------
       Total assets....................... $  (376,167) $    13,287    $ 172,873   $1,204,563  $ 1,014,556
                                           ===========  ===========    =========   ==========  ===========
             LIABILITIES AND
            STOCKHOLDERS' EQUITY
                 (DEFICIT)
Current liabilities:
   Notes payable and current portion
     of long-term debt.................... $        --  $    23,000    $   8,460   $       --  $    31,460
   Accounts payable.......................          --       27,547       45,827           --       73,374
   Accrued expenses.......................          --       87,349      116,956           --      204,305
                                           -----------  -----------    ---------   ----------  -----------
       Total current liabilities..........          --      137,896      171,243           --      309,139
Long-term debt............................          --      953,200      102,862           --    1,056,062
Deferred income taxes.....................          --       15,739        1,842           --       17,581
Other long-term liabilities...............          --       11,386       57,163           --       68,549
Stockholders' equity (deficit):...........
   Common stock...........................       1,922      (16,200)      17,214       (1,014)       1,922
   Additional paid-in capital.............     786,537      (13,784)     203,097     (189,313)     786,537
   Accumulated deficit....................  (1,164,626)  (1,020,520)    (380,383)   1,394,890   (1,170,639)
   Unearned compensation..................          --      (53,925)          --           --      (53,925)
   Other comprehensive loss...............          --         (505)        (165)          --         (670)
                                           -----------  -----------    ---------   ----------  -----------
       Total stockholders' equity
         (deficit)........................    (376,167)  (1,104,934)    (160,237)   1,204,563     (436,775)
                                           -----------  -----------    ---------   ----------  -----------
Total liabilities and stockholders' equity
  (deficit)............................... $  (376,167) $    13,287    $ 172,873   $1,204,563  $ 1,014,556
                                           ===========  ===========    =========   ==========  ===========

                              ACTERNA CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Twelve Months Ended March 31, 2002

                                                         Acterna    Acterna   Non-Guarantor                Total
                                                          Corp        LLC     Subsidiaries  Elimination Consolidated
                                                        ---------  ---------  ------------- ----------- ------------
                                                                               (In thousands)
Operating activities:
    Net income (loss) from operations.................. $(374,893) $(374,893)  $(171,309)..  $ 546,202.  $(374,893).
    Adjustment for noncash items included in net
     income (loss):
       Depreciation....................................         --     13,392      22,999..         --.      36,391.
       Bad debt........................................         --      (863)         281..         --.       (582).
       Amortization of intangibles.....................         --      3,037      39,234..         --.      42,271.
       Amortization of unearned compensation...........         --      8,751      10,617..         --.      19,368.
       Amortization of deferred debt issuance
        costs..........................................        --      5,582                        --       5,582
       Impairment of intangibles.......................         --      3,724     147,598..         --.     151,322.
       Write-off of previously deferred loss on
        discontinued operations........................         --         --      10,039..         --.      10,039.
       Loss on sale of fixed assets....................         --      3,738         435..         --.       4,173.
       Impairment of assets held for sale and
        goodwill impairment............................        --                  21,865           --      21,865
       Tax benefit from stock option exercise..........        --        994                        --         994
       Change in deferred income taxes.................        --     59,291                        --      59,291
    Changes in operating assets and liabilities, net
     of effects of purchase acquisitions and
     divestitures......................................         --   (12,445)      38,745..         --.      26,300.
    Changes in intercompany............................    374,893    291,299   (119,990)..  (546,202).          --.
                                                        ---------  ---------    ---------    ---------   ---------
    Net cash flows provided by operating
     activities........................................         --      1,607         514..         --.       2,121.
Investing activities:
    Purchases of property and equipment................        --    (17,122)     (21,281)          --     (38,403)
    Proceeds from sale of property and
     equipment.........................................        --         --        1,178           --       1,178
    Proceeds from sales of businesses..................        --         --       23,800           --      23,800
    Businesses acquired in purchase transactions,net
     of cash and noncash items.........................        --         --       (1,495)                  (1,495)
    Other..............................................        --     (1,607)         578           --      (1,029)
                                                        ---------  ---------    ---------    ---------   ---------
    Net cash flows provided by (used in) investing
     activities........................................         --   (18,729)       2,780..         --.    (15,949).
Financing activities:
    Repayments under revolving credit facility,
     net...............................................        --    (45,000)                       --     (45,000)
    Borrowings of term loan debt.......................         --         --       3,350..         --.       3,350.
    Borrowings of notes payable and other debt.........         --         --       (260)..         --.       (260).
    Repayment of term loan debt........................         --   (16,000)    (19,010)..         --.    (35,010).
    Borrowings of notes payable........................         --     75,000          --..         --.      75,000.
    Financing fees.....................................               (6,256)                       --      (6,256)
    Proceeds from issuance of common stock, net of
     expenses..........................................         --      2,168          --..         --.       2,168.
                                                        ---------  ---------    ---------    ---------   ---------
    Net cash flows provided by or (used) in
     financing activities..............................         --      9,912    (15,920)..         --.     (6,008).
Effect of exchange rate on cash........................        --         --         (479)          --        (479)
                                                        ---------  ---------    ---------    ---------   ---------
Decrease in cash and cash equivalents..................        --     (7,210)     (13,105)          --     (20,315)
Cash and cash equivalents at beginning of year.........        --     22,179       40,875           --      63,054
                                                        ---------  ---------    ---------    ---------   ---------
Cash and cash equivalents at end of year............... $      --  $  14,969    $  27,770    $      --   $  42,739
                                                        =========  =========    =========    =========   =========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For The Twelve Months Ended March 31, 2001

                                          Acterna    Acterna   Non-Guarantor                Total
                                           Corp        LLC     Subsidiaries  Elimination Consolidated
                                         ---------  ---------  ------------- ----------- ------------
                                                                (In thousands)
Net sales...............................        --  $ 418,232    $ 948,025    $     --    $1,366,257
Cost of sales...........................        --    138,675      468,185          --       606,860
                                         ---------  ---------    ---------    --------    ----------
Gross profit............................        --    279,557      479,840          --       759,397
Selling, general and administrative
  expense...............................        --    221,812      264,786          --       486,598
Product development expense.............        --     51,838      116,279          --       168,117
Purchased incomplete technology.........        --                  56,000          --        56,000
Recapitalization and other related costs        --      9,194           --          --         9,194
Amortization of intangibles.............        --                 120,151          --       120,151
                                         ---------  ---------    ---------    --------    ----------
   Operating loss.......................        --     (3,287)     (77,376)         --       (80,663)

Interest expense........................        --    (90,003)     (12,155)         --      (102,158)
Interest income.........................        --      1,742        1,580          --         3,322
Intercompany interest income (expense)..        --     19,481      (19,481)         --            --
Other income (expense), net.............        --        284       (4,775)         --        (4,491)
                                         ---------  ---------    ---------    --------    ----------
Loss from continuing operations before
  income taxes..........................        --    (71,783)    (112,207)         --      (183,990)
Benefit for income taxes................        --     (3,549)      (9,244)         --       (12,793)
                                         ---------  ---------    ---------    --------    ----------
Loss from continuing operations.........        --    (68,234)    (102,963)         --      (171,197)
Equity income (loss)....................  (171,817)   (92,924)      10,039     264,741        10,039
Extraordinary item......................        --    (10,659)          --          --       (10,659)
                                         ---------  ---------    ---------    --------    ----------
Net income (loss)....................... $(171,817) $(171,817)   $ (92,924)   $264,741    $ (171,817)
                                         =========  =========    =========    ========    ==========

                              ACTERNA CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2001

                                             Acterna    Acterna   Non-Guarantor                Total
                                              Corp        LLC     Subsidiaries  Elimination Consolidated
                                            ---------  ---------  ------------- ----------- ------------
                                                                   (In thousands)
                  ASSETS
Current assets:
   Cash and cash equivalents............... $      --  $  22,179    $  40,875    $      --   $   63,054
   Accounts receivable, net................        --     67,637      165,734           --      233,371
   Inventory, net..........................        --     28,053      129,428           --      157,481
   Other current assets....................        --     38,799       38,772           --       77,571
                                            ---------  ---------    ---------    ---------   ----------
       Total current assets................        --    156,668      374,809           --      531,477
Property and equipment, net................        --     26,641       97,925           --      124,566
Investments in and advances to consolidated
  subsidiaries.............................    13,255    259,637     (547,301)     274,409           --
Goodwill...................................        --         --      435,478           --      435,478
Intangible assets, net.....................        --         --      195,093           --      195,093
Net assets of discontinued operations......        --         --       37,908           --       37,908
Other......................................        --     28,166       30,291           --       58,457
                                            ---------  ---------    ---------    ---------   ----------
       Total assets........................ $  13,255  $ 471,112    $ 624,203    $ 274,409   $1,382,979
                                            =========  =========    =========    =========   ==========

       LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of
     debt.................................. $      --  $  16,000    $  17,167    $      --   $   33,167
   Accounts payable........................        --     31,623       80,532           --      112,155
   Accrued expenses........................        --     53,331      148,167           --      201,498
       Total current liabilities...........        --    100,954      245,866           --      346,820

Long-term debt.............................        --    875,100      181,283           --    1,056,383
Deferred income taxes......................        --    (77,765)      80,680           --        2,915
                                            ---------  ---------    ---------    ---------   ----------
Other long-term liabilities................        --     10,624       47,214           --       57,838
Stockholders' equity (deficit):
   Common stock............................     1,910      1,221       17,595      (18,816)       1,910
   Additional paid-in capital..............   801,080    418,845      171,408     (590,253)     801,080
   Accumulated deficit.....................  (789,735)  (765,953)    (123,536)     883,478     (795,746)
   Unearned compensation...................        --    (90,986)          --           --      (90,986)
   Other comprehensive income (loss).......        --       (928)       3,693           --        2,765
                                            ---------  ---------    ---------    ---------   ----------
       Total stockholders' equity
         (deficit).........................    13,255   (437,801)      69,160      274,409      (80,977)
                                            ---------  ---------    ---------    ---------   ----------
Total liabilities and stockholders' equity. $  13,255  $ 471,112    $ 624,203    $ 274,409   $1,382,979
                                            =========  =========    =========    =========   ==========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Twelve Months Ended March 31, 2001

                                                         Acterna    Acterna   Non-Guarantor                Total
                                                          Corp        LLC     Subsidiaries  Elimination Consolidated
                                                        ---------  ---------  ------------- ----------- ------------
                                                                               (In thousands)
Operating activities:
    Net income (loss) from operations.................. $(171,817) $(171,817)   $(92,924)    $ 264,741   $(171,817)
    Adjustment for noncash items included in net
     income (loss):
       Depreciation....................................        --      9,872      18,555            --      28,427
       Bad debt........................................        --      3,509       3,638            --       7,147
       Amortization of intangibles.....................        --         --     120,151            --     120,151
       Amortization of inventory step-up...............        --     35,750          --            --      35,750
       Amortization of unearned compensation...........        --     17,012       2,828            --      19,840
       Amortization of deferred debt issuance
        costs..........................................        --      3,974          --            --       3,974
       Write-off of deferred debt issuance
        costs..........................................        --     10,019          --            --      10,019
       Purchased incomplete technology.................        --     56,000          --            --      56,000
       Recapitalization and other related costs........        --      9,194          --            --       9,194
       Tax benefit from stock option exercise..........        --     21,319          --            --      21,319
       Other...........................................        --         45       2,002            --       2,047
       Change in deferred income taxes.................        --    (40,452)      9,143            --     (31,309)
    Changes in operating assets and liabilities, net
     of effects of purchase acquisitions and
     divestitures......................................        --    (23,181)    (68,191)           --     (91,372)
    Changes in intercompany............................   171,817     39,639      53,285      (264,741)         --
                                                        ---------  ---------    --------     ---------   ---------
    Net cash flows provided by (used in) operating
     activities........................................        --    (29,117)     48,487            --      19,370

Investing activities:
    Purchases of property and equipment................        --    (17,300)    (28,605)           --     (45,905)
    Proceeds from sale of property and
     equipment.........................................        --         --       2,433            --       2,433
    Proceeds from sale of businesses...................        --      6,381          --            --       6,381
    Businesses acquired in purchase transactions,net
     of cash and non-cash items........................        --   (422,137)         --            --    (422,137)
    Other..............................................        --       (389)     (4,474)           --      (4,863)
                                                        ---------  ---------    --------     ---------   ---------
    Net cash flows used in investing activities........        --   (433,445)    (30,646)           --    (464,091)

Financing activities:
    Borrowings under revolving credit facility,
     net...............................................        --    108,000          --            --     108,000
    Borrowings of term loan debt, net..................        --    683,566          --            --     683,566
    Repayment of term loan debt........................        --    (12,944)         --            --     (12,944)
    Borrowings of notes payable and other debt.........        --     31,858        (123)           --      31,735
    Repayment of debt under old Senior Secured
     Credit Facility...................................        --   (304,861)         --            --    (304,861)
    Repayment of WWG term debt.........................        --   (118,594)         --            --    (118,594)
    Redemption of WWG bonds............................        --    (94,148)         --            --     (94,148)
    Financing fees.....................................        --    (18,519)         --            --     (18,519)
    Proceeds from issuance of common stock, net of
     expenses..........................................        --    200,404           1            --     200,405
                                                        ---------  ---------    --------     ---------   ---------
    Net cash flows provided by (used in) financing
     activities........................................        --    474,762        (122)           --     474,640
    Effect of exchange rate on cash....................        --     (9,380)      6,746            --      (2,634)
                                                        ---------  ---------    --------     ---------   ---------
Increase in cash and cash equivalents..................        --      2,820      24,465            --      27,285
Cash and cash equivalents at beginning of year.........        --     19,359      16,410            --      35,769
                                                        ---------  ---------    --------     ---------   ---------
Cash and cash equivalents at end of year............... $      --  $  22,179    $ 40,875     $      --   $  63,054
                                                        =========  =========    ========     =========   =========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For The Twelve Months Ended March 31, 2000

                                                Acterna  Acterna  Non-Guarantor                Total
                                                 Corp      LLC    Subsidiaries  Elimination Consolidated
                                                ------- --------  ------------- ----------- ------------
                                                                     (In thousands)
Net sales...................................... $   --  $306,504    $350,097     $     --     $656,601
Cost of sales..................................     --   104,805     180,726           --      285,531
                                                ------  --------    --------     --------     --------
Gross profit...................................     --   201,699     169,371           --      371,070
   Selling, general and administrative
     expense...................................     --   106,982      85,304           --      192,286
Product development expense....................     --    43,497      31,901           --       75,398
Recapitalization and other related costs.......     --    27,543         399           --       27,942
Amortization of intangibles....................     --     1,847      10,479           --       12,326
                                                ------  --------    --------     --------     --------
Operating income...............................     --    21,830      41,288           --       63,118
Interest expense...............................     --   (51,899)        (50)          --      (51,949)
Interest income................................     --     1,537         836           --        2,373
Intercompany interest income (expense).........     --       477        (477)          --
Other income (expense), net....................     --      (972)        252           --         (720)
                                                ------  --------    --------     --------     --------
Income (loss) from continuing operations before
  income taxes.................................     --   (29,027)     41,849           --       12,822
Provision (benefit) for income taxes...........     --    (4,304)     11,114           --        6,810
                                                ------  --------    --------     --------     --------
Income (loss) from continuing operations.......     --   (24,723)     30,735           --        6,012
Equity income..................................  6,012    30,735          --      (36,747)          --
                                                ------  --------    --------     --------     --------
Net income (loss).............................. $6,012  $  6,012    $ 30,735     $(36,747)    $  6,012
                                                ======  ========    ========     ========     ========

                              ACTERNA CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Twelve Months Ended March 31, 2000

                                                     Acterna    Acterna   Non-Guarantor                Total
                                                      Corp        LLC     Subsidiaries  Elimination Consolidated
                                                     -------   ---------  ------------- ----------- ------------
                                                                           (In thousands)
Operating activities:
   Net income (loss) from operations................ $ 6,012   $   6,012    $ 30,735     $(36,747)   $   6,012
   Adjustment for noncash items included in net
     income (loss):
      Depreciation..................................      --       6,543       6,539           --       13,082
      Bad debt......................................      --         461         563           --        1,024
      Amortization of intangibles...................      --       7,645       4,682           --       12,327
      Recapitalization and other related
        costs.......................................      --      12,327          --           --       12,327
      Amortization of unearned
        compensation................................      --       2,419          --           --        2,419
      Amortization of deferred debt issuance........      --       3,232          --           --        3,232
        costs.......................................      --      (2,840)         --           --       (2,840)
      Tax benefit from stock option exercise........      --       1,461          --           --        1,461
      Other.........................................      --          --          56           --           56
   Changes in operating assets and liabilities, net
     of effects of purchase acquisitions and
     divestitures...................................      --      (9,935)     18,245           --        8,310
   Changes in intercompany..........................  (6,012)     19,676     (50,411)      36,747           --
                                                     -------   ---------    --------     --------    ---------
   Net cash flows provided by operating
     activities.....................................      --      47,001      10,409           --       57,410
Investing activities:
   Purchases of property and equipment..............      --     (11,962)     (9,897)          --      (21,859)
   Businesses acquired in purchase
     transactions,net of cash acquired..............      --    (113,227)         --           --     (113,227)
   Other............................................      --      (5,643)     (1,522)          --       (7,165)
                                                     -------   ---------    --------     --------    ---------
   Net cash flows used in investing activities......      --    (130,832)    (11,419)          --     (142,251)
Financing activities:
   Borrowings under revolving credit facility,
     net............................................      --      70,000          --           --       70,000
   Repayment of term loan debt......................      --     (17,139)         --           --      (17,139)
   Repayment of capital lease obligations...........      --          --        (212)          --         (212)
   Proceeds from issuance of common stock and
     stock options..................................      --       4,736          --           --        4,736
   Redemption of stock options......................      --      (6,980)         --           --       (6,980)
                                                     -------   ---------    --------     --------    ---------
Net cash flows provided by (used in) financing
  activities........................................      --      50,617        (212)          --       50,405
Effect of exchange rate on cash.....................      --          92        (249)          --         (157)
                                                     -------   ---------    --------     --------    ---------
Increase (decrease) in cash and cash equivalents....      --     (33,122)     (1,471)          --      (34,593)
Cash and cash equivalents at beginning of year......      --      52,481      17,881           --       70,362
                                                     -------   ---------    --------     --------    ---------
Cash and cash equivalents at end of year............ $    --   $  19,359    $ 16,410     $     --    $  35,769
                                                     =======   =========    ========     ========    =========

                 SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                                                    FY 2002
                                             ----------------------------------------------------
                                                 (Amounts in thousands except per share data)
                                               First   Second (1) Third (2) Fourth (3)    Year
                                             --------  ---------- --------- ---------- ----------
Net sales................................... $356,600  $ 314,812  $248,785  $ 212,464  $1,132,661
Gross profit................................ $201,389  $ 171,799  $116,521  $ 102,904  $  592,613
Net income (loss) from continuing operations $ (7,201) $(136,431) $(74,006) $(147,216) $ (364,854)
Net income (loss)........................... $ (6,150) $(147,521) $(74,006) $(147,216) $ (374,893)
Income (loss) per common share--basic and
  diluted:
   Continuing operations.................... $  (0.04) $   (0.71) $  (0.39) $   (0.77) $    (1.90)
   Discontinued operations.................. $  (0.01) $   (0.06) $     --  $      --  $    (0.05)

                                                                    FY 2001
                                             ----------------------------------------------------
                                               First     Second     Third     Fourth      Year
                                             --------  ---------- --------- ---------- ----------
Net sales................................... $254,686  $ 348,287  $369,982  $ 393,302  $1,366,257
Gross profit................................  132,848    177,767   219,107    229,675     759,397
Net loss from continuing operations......... $(75,578) $ (52,248) $(22,467) $ (20,904) $ (171,197)
Net (loss)..................................  (82,394)   (50,389)  (18,306)   (20,728)   (171,817)
Income (loss) per common share--basic and
  diluted:
   Continuing operations.................... $  (0.40) $   (0.28) $  (0.12) $   (0.10) $    (0.93)
   Extraordinary (loss).....................    (0.06)        --        --         --       (0.06)
   Discontinued operations..................       --       0.01      0.02         --        0.06

--------
(1) The Company recorded a charge of $71 million to provide for valuation allowance against its U.S. deferred tax assets.
(2) The Company recorded charges of $21.8 million for impairments of assets held for sale and goodwill.
(3) The Company recorded a charge of $151 million with respect to intangible assets and a tax benefit of $61 million relating to the carryback of U.S. net operating losses.

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

Exhibit
  No.
-------
  4.12  Amendment No. 2, dated as of January 15, 2002, among Acterna Corporation ("Acterna"), Clayton,
        Dubilier & Rice Fund V Limited Partnership ("Fund V"), and Clayton, Dubilier & Rice Fund VI
        Limited Partnership ("Fund VI"), to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V, Fund VI, and certain other parties thereto. (14)
 10.1   Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust
        Company of New York ("Morgan Guaranty") as administrative agent, Morgan Guaranty as German
        Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan
        Bank and Bankers Trust Company as co-documentation agents. (5)
 10.2   Guarantee and Collateral Agreement, dated as of May 23, 2000, among Acterna LLC, certain of its subsidiaries and Morgan Guaranty and Trust Company of New York as administrative agent.(5)
 10.3   Indemnification Agreement, dated as of May 21, 1998, by and among Acterna Corporation,
        Telecommunications Techniques Co., LLC (now known as Acterna LLC), Clayton, Dubilier & Rice,
        Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership. (6)
 10.4   Indemnification Agreement, dated as of May 23, 2000, by and among Acterna Corporation, Clayton,
        Dubilier & Rice Fund VI Limited Partnership and Clayton, Dubilier & Rice, Inc. (5)
 10.5   Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among Acterna
        Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (13)
 10.6   Agreement, dated as of May 23, 2000, by and between Clayton, Dubilier & Rice, Inc. and Acterna
        Corporation. (5)
 10.7   Tax Sharing Agreement, dated as of May 21, 1998, by and between Acterna Corporation and
        Telecommunications Techniques Co., LLC (now known as Acterna LLC). (6)
 10.8   Form of Letter Agreement by and between Acterna Corporation ("Acterna") and certain officers of
        Acterna. (8)
 10.9   Form of Management Equity Agreement among Acterna Corporation, Clayton, Dubilier & Rice Fund
        V Limited Partnership and Messrs. Kline and Peeler. (8)
 10.10  Form of Management Equity Agreement among Acterna Corporation ("Acterna"), Clayton, Dubilier
        & Rice Fund V Limited Partnership and certain officers of Acterna. (8)
 10.11  Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between
        Acterna Corporation and Allan M. Kline. (9)
 10.12  Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between
        Acterna Corporation and John R. Peeler. (9)
 10.13  Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement by and between Acterna
        Corporation ("Acterna") and certain executives of Acterna. (8)
 10.14  Acterna Corporation 1992 Stock Option Plan. (6)
 10.15  Acterna Corporation Amended and Restated 1994 Stock Option and Incentive Plan. (10)
 10.16  Acterna Corporation Non-Employee Directors Stock Incentive Plan. (10)
 10.17  Acterna Corporation Directors Stock Purchase Plan. (4)
 10.18  Form of Non-Employee Director Stock Subscription Agreement between Acterna Corporation and non-employee directors of Acterna. (11)
 10.19  Loanout Agreement, dated as of May 19, 1999, by and among Acterna Corporation, Acterna LLC and
        Clayton, Dubilier & Rice, Inc. (12)

Exhibit
  No.
-------
 10.20  Second Credit Agreement Amendment, dated as of December 27, 2001, among Acterna Corporation
        ("Acterna"), Acterna LLC, certain subsidiaries of Acterna LLC, JPMorgan Chase Bank (as successor by merger to the Morgan Guaranty Trust Company of New York), as administrative agent, and certain of the lenders under the Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek
        Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein,
        Morgan Guaranty and Trust Company of New York ("Morgan Guaranty") as administrative agent,
        Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents. (14)
 10.21  Guarantee and Collateral Agreement, dated as of December 27, 2001, made by Acterna Corporation,
        Acterna LLC and certain subsidiaries of Acterna LLC for the benefit of Clayton, Dubilier & Rice
        Fund VI Limited Partnership. (14)
 10.22  Intercreditor Agreement, dated as of December 27, 2001, between JPMorgan Chase Bank and
        Clayton, Dubilier & Rice Fund VI Limited Partnership, and consented to by Acterna Corporation and
        Acterna LLC. (14)
 10.23  Separation Agreement for Allan M. Kline, dated as of February 28, 2002.
 10.24  Form of Separation Agreement for each of Mark V.B. Tremallo and Robert W. Woodbury, Jr.
 21     Subsidiaries of Acterna Corporation.
 23     Consent of Independent Accountants.

--------
(1) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 0-7438).
(2) Incorporated by reference to Acterna Corporation's Schedule 14D-1 (File No. 5-44783).
(3) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 1-12657).
(4) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12657).
(5) Incorporated by reference to Acterna Corporation's Report on Form 10-K for the year ended March 31, 2000 (File No. 0-7438).
(6) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (Registration No. 333-60893).
(7) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-3 (Registration No. 333-35476).
(8) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-4 (File No. 333-44933).
(9) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1998 (File No. 1-12657).
(10) Incorporated by reference to Acterna Corporation's Registration Statement on Form S-8 (File No. 333-75797).
(11) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended December 31, 1999 (File No. 1-12657).
(12) Incorporated by reference to Acterna Corporation's Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12657).
(13) Incorporated by reference to Acterna Corporation's Report on Form 10-K for the year ended March 31, 2001 (File No. 0-7438).
(14) Incorporated by reference to Acterna Corporation's Report on Form 8-K (File No. 0-7438).

Item 14(a) (2)

                                                                    SCHEDULE II

                              ACTERNA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 2002, 2001, and 2000

Reserve for Doubtful Accounts

                                                       (In thousands)
                                                       --------------
          Balance, March 31, 1999.....................    $ 1,634
             Additions charged to income..............      1,024
             Write-off of uncollectible accounts, net.        (22)
             Balance acquired by acquisition..........        247
                                                          -------
          Balance, March 31, 2000.....................      2,883
             Additions charged to income..............      7,147
             Write-off of uncollectible accounts, net.     (3,222)
             Balance acquired by acquisition..........      3,933
                                                          -------
          Balance, March 31, 2001.....................     10,741
             Additions charged to income..............       (582)
             Write-off of uncollectible accounts, net.     (2,287)
                                                          -------
             Balance, March 31, 2002..................    $ 7,872
                                                          =======