Form 10-Q
period 2002-06-30
ACTERNA CORP
filed 2002-08-14
CIK 30841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

At August 14, 2002 there were 192,247,507 shares of common stock of the registrant outstanding.

                          PART I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                               ACTERNA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                            June 30,
                                                       2002         2001
                                                    ---------    ---------
                                            (In thousands except per share data)

Net sales                                           $ 170,345    $ 338,920
Cost of sales                                          86,436      147,520
                                                    ---------    ---------
Gross profit                                           83,909      191,400

Selling, general & administrative expense              81,117      124,819
Product development expense                            30,614       41,317
Restructuring                                           6,156          ---
Amortization of intangibles                               263       11,552
                                                    ---------    ---------
  Total operating expense                             118,150      177,688
                                                    ---------    ---------
Operating (loss) income                               (34,241)      13,712

Interest expense                                      (22,296)     (26,277)
Interest income                                            72          486
Other expense, net                                     (1,475)      (1,832)
                                                    ---------    ---------
Loss from continuing operations before
 income taxes                                         (57,940)     (13,911)
Benefit for income taxes                              (16,917)      (4,721)
                                                    ---------    ---------
Net loss from continuing operations                   (41,023)      (9,190)

Income from discontinued operations net of
 tax effect of $659 and $928, respectively              1,112        3,040
                                                    ---------    ---------
Net loss                                            $ (39,911)   $ ( 6,150)
                                                    =========    =========
Income (loss) per common share - Basic and diluted:
  Continuing operations                             $   (0.22)   $   (0.05)
  Discontinued operations                           $    0.01    $    0.02
                                                    ---------    ---------
Net loss per common share -
 Basic and diluted                                  $   (0.21)   $   (0.03)
                                                    =========    =========

Weighted average number of common shares:
 Basic and diluted                                    192,248      191,186
                                                    =========    =========
---------------------
See notes to unaudited consolidated financial statements.

                               ACTERNA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,               March 31,
                                                                          2002                  2002
                                                                      -------------         -------------
 ASSETS                                                              (In thousands)
Current assets:
   Cash and cash equivalents                                          $   49,090            $   42,739
   Accounts receivable, net                                              113,825               119,246
   Inventories:
      Raw materials                                                       40,898                37,604
      Work in process                                                     34,669                35,885
      Finished goods                                                      34,513                35,250
                                                                      ----------            ----------
         Total inventory                                                 110,080               108,739
   Deferred income taxes                                                  17,642                18,878
   Income tax receivable                                                  28,045                77,479
   Other current assets                                                   36,750                30,254
   Current assets of discontinued operations held
   for sale                                                               13,654                15,430
                                                                      ----------            ----------
      Total current assets                                               369,086               412,765

Property, plant and equipment, net                                       125,415               118,213
Goodwill, net                                                            409,916               408,922
Intangible assets, net                                                     2,068                 1,828
Deferred debt issuance costs, net                                         25,292                26,582
Other assets, net                                                         20,729                19,979
Long-term assets of discontinued operations held for sale                 26,078                26,267
                                                                      ----------            ----------
                                                                      $  978,584            $1,014,556
                                                                      ==========            ==========
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:

   Notes payable                                                      $    3,282            $    2,523
   Current portion of long-term debt                                      33,486                28,937
   Accounts payable                                                       53,261                68,262
   Accrued expenses:
      Compensation and benefits                                           32,950                 36,752
      Deferred revenue                                                    48,006                49,231
      Warranty                                                            17,434                16,907
      Interest                                                             5,892                10,700
      Restructuring                                                       10,366                14,185
      Other                                                               38,279                31,657
      Taxes other than income taxes                                        5,798                 8,079
   Accrued income taxes                                                   32,608                31,262
   Current liabilities of discontinued operations held for sale           10,539                10,644
                                                                      ----------            ----------
         Total current liabilities                                       291,901               309,139

Long-term debt                                                           990,608               979,187
Long-term notes payable                                                   76,875                76,875
Deferred income taxes                                                     15,967                17,581
Other long-term liabilities                                               70,583                68,549
Commitments and contingencies                                                ---                   ---
Stockholders' deficit:
   Common stock                                                            1,922                 1,922
   Additional paid-in capital                                            786,537               786,537
   Accumulated deficit                                                (1,210,550)           (1,170,639)
   Unearned compensation                                                 (49,066)              (53,925)
   Accumulated other comprehensive income (loss)                           3,807                  (670)
                                                                      ----------            ----------
    Total stockholders' deficit                                         (467,350)             (436,775)
                                                                      ----------            ----------
                                                                      $  978,584            $1,014,556
                                                                      ==========            ==========

--------
See notes to unaudited consolidated financial statements.

                               ACTERNA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                     2002                    2001
                                                                  ----------              -----------
                                                                             (in thousands)
Operating activities:
   Net loss                                                      $  ( 39,911)            $ (  6,150)
   Adjustments for non-cash items included in net loss:
      Depreciation expense                                             7,633                  7,376
      Amortization of intangibles                                        326                 11,523
      Amortization of unearned compensation                            4,859                  6,542
      Amortization of deferred debt issuance costs                     1,289                  1,031
      Tax benefit from stock option exercise                               -                    994
      Other                                                                -                  2,244
      Change in deferred income taxes                                    (34)                   996
   Change in operating assets and liabilities                         39,047                (64,267)
                                                                     --------               --------
   Net cash flows provided by (used in) operating activities           13,209               (39,711)

Investing activities:
   Purchases of property and equipment                               (10,090)               (15,631)
   Other                                                                 ---                 (2,258)
                                                                 -----------             ----------
Net cash flows used in investing activities                          (10,090)              ( 17,889)

Financing activities:
   Net borrowings under revolving facility and term loan
    debt                                                               2,967                 41,972
   Net repayments of notes payable and other debt                     (1,790)                   (18)
   Proceeds from issuance of common stock, net of
   expenses                                                                -                  1,080
                                                                 -----------             ----------
Net cash flows provided by financing activities                        1,177                 43,034

Effect of exchange rate change on cash and cash
 equivalents                                                           2,673                 (3,091)
Increase (decrease) in cash and cash equivalents                       6,969                (17,657)
Cash and cash equivalents of discontinued operations                    (618)                   ---
Cash and cash equivalents at beginning of period                      42,739                 63,053
                                                                 -----------             ----------
Cash and cash equivalents at end of period                       $    49,090             $   45,396
                                                                 ===========             ==========

Change in operating asset and liability components:
Decrease in trade accounts receivable                                $6,986                  $5,073
Increase in inventories                                              (1,018)                (15,337)
Decrease (increase) in other assets                                  54,558                    (905)
Decrease in accounts payable                                        (15,580)                (15,676)
Decrease in accrued expenses, taxes and other                        (5,899)                (37,422)
                                                                 -----------             -----------
Change in operating assets and liabilities                           39,047                  (64,267)
                                                                 ===========             ===========

See notes to unaudited consolidated financial statements.

                               ACTERNA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.   FORMATION, BACKGROUND AND RECLASSIFICATION OF FINANCIAL STATEMENT
     PRESENTATION

     Acterna Corporation (the "Company"),formerly Dynatech Corporation, was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company's operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company's continuing operations are managed in three business segments: communications test, industrial computing and communications and da Vinci. The Company also has another segment, Airshow, which is classified as a discontinued operation. (See Note F. Discontinued Operations)

     The communications test business develops, manufactures and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services and video delivery.

     The industrial computing and communications segment (Itronix) provides computer products to the ruggedized personal computer market.

     da Vinci provides digital color enhancement systems used in the production of television commercials and programming. Their products are sold to post-production and video production professionals and producers of content for standard and high-definition television markets.

     On June 13, 2002, the Company signed a definitive agreement to sell its Airshow, Inc. business("Airshow") to Rockwell Collins, Inc., for $160 million in cash, subject to adjustment. The consummation of this transaction occurred on August 9, 2002. The Company expects to record a gain in relation to this transaction, and intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business. The Company has accounted for this business as discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     The Company previously reported the industrial computing and communications segment as discontinued operations. This segment was comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary, but decided to retain Itronix based on current market conditions (see Note F. Discontinued Operations). The decision to retain Itronix required the Company to make certain reclassifications to its Statement of Operations for the three months ended June 30, 2001. The Statement of Operations was reclassified to include the results of operations of ICS Advent and Itronix as continuing operations. The Statement of Cash Flows for the period ended June 30, 2001 was not reclassified as this statement was not previously presented on a discontinued basis.

     The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2003 are references to the Company's fiscal year which began April 1, 2002 and will end March 31, 2003). Unless the context otherwise requires, the "Company" or "Acterna" refers to Acterna Corporation and its subsidiaries.

B.   RECENT DEVELOPMENTS AND LIQUIDITY

     The global economic downturn has exacerbated the severe downturn in the Company's communications test segment and its other businesses. As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices.

     The downturn in the communications test segment results from, among other things, a significant decrease in network expansion activity and capital spending generally by the Company's telecommunications customers.

     In response to the continuing decline in product demand, the Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues and enabling the Company to remain compliant with the liquidity and earnings covenants under the Senior Secured Credit Facility. Given the severity of current market conditions, however, the Company cannot provide any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues and enable the Company to comply with such covenants or be sufficient to avoid operating losses, or that additional cost reduction programs will not be necessary in the future.

     As of June 30, 2002, the Company has liquidity of approximately $129 million, which includes cash and cash equivalents of $49 million and available credit under its revolving credit facility of $80 million.

     The Company's cash requirements for debt service and ongoing operations are substantial. Based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current capital structure may need to be renegotiated, extended or refinanced. There can be no assurance that, in the event the Company is required to extend, refinance or repay its debt, new or additional sources of financing will be available, or will be available on terms acceptable to the Company.

     During July 2002, the Company's lenders agreed to modify its EBITDA covenants. (See Note G. Debt) The related amendments to the Senior Secured Credit Facility became effective on August 7, 2002. Notwithstanding these amendments, the Company may also be required to obtain further amendments to the Senior Secured Credit Facility in the future in order to continue to comply with its financial covenant requirements, however, it cannot provide any assurance that it will be able to reach agreement with its lenders with respect to such amendments on reasonable terms. Inability to further modify the covenants could result in an event of default and cause the lenders to require immediate repayment of all debt under the Senior Secured Credit Facility and limit or cancel the availability of borrowings under the Company's Revolving Credit Facility. The Company may be required to find other sources of capital and to substantially reduce its cost of operations. In addition, the Company may need to raise additional capital to meet its needs after 2003, in order to develop new products and to enhance existing products in response to competitive pressures, and to acquire complementary products, businesses or technologies. Inability to repay the debt obligations or arrange for alternative financing would have a material negative impact on the financial position of the Company.

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

     These and other risks associated with the Company's business are described in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 (the "2002 Form 10-K").

C.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the

     "SEC"). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company's 2002 Form 10-K/A. The balance sheet amounts at March 31, 2002 in this report were extracted from the Company's audited 2002 financial statements included in the 2002 Form 10-K/A. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The assets and liabilities from the Airshow business have been broken-out and included in assets and liabilities of discontinued operations. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements. Such estimates in these financial statements include allowances for accounts receivable, net realizable value of inventories, warranty accruals and tax valuation allowances. Actual results could differ from those estimates. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of the entire fiscal year.

D.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This change amended APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS No. 145 amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company does not anticipate a material impact to its financial results as a result of adopting this standard.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

E.   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

     The acquired intangible assets as of June 30, 2002 and March 31, 2002 are as follows (in thousands):

                                                     June 30,          March 31,
                                                       2002              2002
      Amortized intangible assets:
         Gross carrying amount                       $   9,189        $   8,758
         Accumulated amortization                       (7,121)          (6,930)
                                                     ---------        ---------
      Total                                          $   2,068        $   1,828
                                                     =========        =========

      Aggregate amortization expense:
       For the three months ended June 30, 2002      $     263

      Estimated amortization expense:
        For the year ended March 31, 2003            $   1,052
        For the year ended March 31, 2004            $   1,052
        For the year ended March 31, 2005            $     227




      Intangible assets are amortized over a weighted average life of 8 years. Net intangible assets of Airshow presented in discontinued operations were $562 thousand and $625 thousand at June 30, 2002 and March 31, 2002, respectively.

      The changes in the carrying amount of goodwill during the three months ended June 30, 2002, are as follows (in thousands):

                                                                Reporting Units
                                   --------------------------------------------------
                                   Communications
                                       Test         Itronix      da Vinci      Total
                                   ---------------  --------   ------------   -------

      Balance as of March 31, 2002    $376,171      $ 31,645      $ 1,106    $408,922

      Goodwill adjustments                 470           491           33         994
                                      --------      --------      -------    --------
      Balance as of June 30, 2002     $376,641      $ 32,136     $  1,139    $409,916
                                      ========      ========     ========    ========



     The goodwill adjustments in every reporting unit resulted from currency translation adjustments.

     The Company completed its annual impairment test of goodwill for all reporting units as required under SFAS 142 as of March 31, 2002 and determined that goodwill was not impaired. The impairment testing was based on discounted cash flow analyses of expected future earnings for each of the reporting units over the remaining estimated lives of the separately identifiable intangible assets. As a result of the continued industry slowdown, the Company continues to assess the value of goodwill on a quarterly basis. Such an assessment was performed at June 30, 2002 and based on current quarter operating results and expectations of future earnings, the Company determined that its goodwill was not impaired at June 30, 2002. The Company will continue to assess the value of goodwill for impairment on a quarterly basis and can provide no assurance that an impairment adjustment will not be necessary in the future.

F.   DISCONTINUED OPERATIONS

     In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consisted of its ICS Advent and Itronix Corporation subsidiaries. In October 2001, the Company divested its ICS Advent subsidiary, but decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statement of Operations for the three months ended June 30, 2001. Management had previously expected that proceeds on disposal of both businesses comprising the segment would exceed net assets, including operating losses incurred subsequent to May 2000, and accordingly these operating losses were deferred.

     The net operating losses for ICS Advent and Itronix were restated to be included within continuing operations for the three months ended June 30, 2001 and were offset by an equal net income amount presented on the discontinued operations line within the Statement of Operations. Therefore, the net loss in total for the Company as previously reported for this period did not change. The income reported as discontinued operations, as reclassified for the three months ended June 30, 2001 includes net operating losses previously deferred for ICS Advent and Itronix. The Statement of Cash Flows for the three months ended June 30, 2001 was not reclassified as this statement was not previously presented on a discontinued basis.

     On June 13, 2002, the Company signed a definitive agreement to sell its Airshow business to Rockwell Collins, Inc., for $160 million in cash, subject to adjustment. The consummation of this transaction occurred on August 9, 2002. The Company expects to record a gain in relation to this transaction, and intends to use the net proceeds of the sale (after fees and expenses) to repay a portion of its debt or invest in its business. The Company has accounted for the Airshow business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within income from discontinued operations, net of tax in the Company's Consolidated Statements of Operations for all periods presented. Additionally, the assets and liabilities of the Airshow business are reflected within the assets and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheets. The Statements of Cash Flows have not been restated for discontinued operations.

G.   DEBT

     During July 2002, the Company reached agreement with its lenders regarding amendments to its Senior Secured Credit Facility. Under the amendments, which became effective on August 7, 2002, the lenders, among other things, approved the sale of the Company's Airshow business to Rockwell Collins, Inc. and agreed to certain changes to financial covenants in the Revolving Credit Facility. As part of this agreement, the minimum liquidity requirement of $25 million at the end of each quarter will remain the same; however, the minimum EBITDA covenants have been modified as follows: negative $40 million for the two quarters ended September 2002; negative $17 million for the three quarters ended December 2002; and $0 for the four quarters ended March 2003. Additionally, if the Company repays $100 million of term debt prior to June 2003, minimum EBITDA covenants for the trailing four quarters will be modified as follows: $20 million for June 2003; $30 million for September 2003; $40 million for December 2003; and $50 million for March 2004. In addition, the lenders have agreed that the Company may use up to $24 million to purchase a portion of Acterna LLC's 9 3/4 percent Senior Subordinated Notes due 2008 pursuant to the combined tender offers described below.

     On June 24, 2002, the Company commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9 3/4 percent Senior Subordinated Notes due 2008. The consideration for each $1,000 principal amount of the notes tendered pursuant to this offer will be $220. The tender offers were made by Acterna LLC and CD&R VI (Barbados), Ltd. ("CD&R Barbados"), for principal amounts of up to $109 million and $46 million, respectively. In connection with the combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administrative agent under Acterna LLC's credit facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados upon completion of the tender offers in new senior secured convertible notes of Acterna LLC. The new notes will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 issued to Clayton Dubilier & Rice Fund VI Limited Partnership ("CD&R Fund VI") in January 2002 except that the interest rate and the conversion rate applicable to any series of new notes will be determined at the time of issuance. CD&R Barbados is a Barbados company holding an International Business Company license. All of the capital stock of CD&R Barbados is owned by CD&R Fund VI. The combined tender offers expired in accordance with their terms as amended, on August 12, 2002. At the close of business on August 12, 2002, approximately $149.6 million principal amount of the Senior Subordinated Notes had been validly tendered, representing Senior Subordinated Notes with an aggregate purchase price of approximately $32.9 million.

H.   RESTRUCTURING

     The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. During the first quarter of fiscal 2003, the Company announced additional restructuring actions primarily related to the reduction of workforce. As a result, the Company incurred a restructuring charge of $6.2 million during the first quarter of fiscal 2003. Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reductions to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility. The Company believes that such cost reduction programs will be implemented and executed on a timely basis and will align costs with revenues, but no assurance can be given in that regard.

     The following table summarizes the restructuring expenses and payments incurred during the three months ended June 30, 2002 (in thousands):

                                   Balance                                          Balance
                                  March 31,                                        June 30,
                                    2002             Expense         Paid            2002
                                 ----------         -------          ----         ----------
      Workforce-related        $     13,388        $  5,656      $(9,475)       $      9,569
      Facilities                        371             ---           ---                371
      Other                             426             500         (500)                426
                               ------------        --------      --------       ------------
      Total                    $     14,185        $  6,156      $( 9,975)      $     10,366
                               ============        ========      ========       ============

     The restructuring accrual presented above excludes an Airshow accrual of $293 thousand and $377 thousand at June 30, 2002 and March 31, 2002, respectively.

I.   INCOME TAXES

     A tax benefit of $16.9 million was recorded during the three months ended June 30, 2002. Although a valuation allowance remains on the U.S. and certain foreign deferred tax assets generated in prior years, it was projected that the gain on the sale of Airshow will generate sufficient taxable income to offset the taxable losses projected for the year. As a result, a tax benefit was recognized on the losses incurred during the quarter.

J.   COMPREHENSIVE LOSS

     Comprehensive loss consisted of the following (in thousands):

                                                        Three Months Ended
                                                       June 30,        July 1,
                                                         2002            2001
                                                       -------         -------

Net loss                                              $ (39,911)      $  (6,150)
Foreign currency translation adjustments                  4,477            (950)
                                                      ---------       ----------
Comprehensive loss                                    $ (35,434)      $  (7,100)
                                                      =========       ==========

K.   LOSS PER SHARE

     Loss per share is calculated as follows (in thousands except per share data):

                                                        Three Months Ended
                                                            June 30,
                                                      2002             2001
                                                     -------         -------
Net income (loss):
  Continuing operations                             $ (41,023)      $  (9,190)
  Discontinued operations                               1,112            3,040
                                                    ---------       ----------
Net loss                                            $ (39,911)      $   (6,150)
                                                    =========       ==========
BASIC AND DILUTED:

Common stock outstanding, beginning of period         192,248         190,953
Weighted average common stock issued during
 the period                                               ---             233
                                                    ---------       ---------
Weighted average common stock outstanding,
 End of period                                        192,248         191,186
                                                    =========       =========
Loss per common share:
  Continuing operations                             $   (0.22)      $   (0.05)
  Discontinued operations                                0.01            0.02
                                                    ---------       ---------
Net loss per common share                           $   (0.21)      $   (0.03)
                                                    =========       =========

     Stock options were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

L.   SEGMENT INFORMATION

     Net sales, earnings before interest, taxes and amortization ("EBITA") and total assets for the three months ended June 30, 2002 and 2001 are shown below (in thousands):

                                                        Three Months Ended
                                                              June 30,

                                                      2002             2001
                                                     ------           ------
   Communications test segment:
     Net sales                                    $  136,212        $  276,583
     EBITA                                           (24,874)           34,925
     Total assets                                    854,329         1,098,022

   Industrial computing and communications segment:
     Sales                                            28,156            54,350
     EBITA                                                70              (553)
     Total assets                                     78,584           138,042

   da Vinci:
     Sales                                             5,977             7,987
     EBITA                                             1,998             2,029
     Total assets                                      4,712            10,229

   Discontinued Operations:
     Total assets                                    39,732             43,901

   Corporate:
     Loss before interest and taxes                   (1,388)           (1,712)
     Total assets                                      1,227           105,806

   Total company:
     Sales                                           170,345           338,920
     EBITA                                           (24,194)           34,689
     Total assets                                   $978,584        $1,396,000


         The following are excluded from the calculation of EBITA:

   Operating (loss) income                          $(34,241)          $13,712
   Amortization of unearned
    compensation                                       4,723             6,542
   Restructuring charges                               6,156               ---
   Non-recurring cost reduction                          ---             4,715
   Amortization of intangibles                           263            11,552
   Bank fees                                             380               ---
                                                     -------        ----------
      Total excluded items                        $   11,522        $   22,809
   Less other expense                                 (1,475)           (1,832)
                                                  -----------       ----------
   EBITA                                           $ (24,194)         $ 34,689
                                                  ============      ==========


M.   SUBSEQUENT EVENTS

     On August 7, 2002, certain amendments to the Company's Senior Secured Credit Facility, including, among other things, changes to minimum EBITDA covenants, became effective. (See Note G. Debt) On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc. for $160 million in cash proceeds, subject to adjustment. (see Note F Discontinued Operations). On August 12, 2002, the combined cash tender offers made by Acterna LLC and CD&R Barbados for up to $155 million in principal amount of the Senior Subordinated Notes expired in accordance with their terms, as amended. (See Note G Debt).

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

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For The Three Months Ended June 30, 2002
                                   (Unaudited)


                                                  Acterna         Acterna         Non-Guarantor                         Total
                                                    Corp            LLC            Subsidiaries      Elimination      Consolidated

                                                  ---------      ---------        -------------      -----------      ------------
                                                                   (In thousands)

Net sales                                           $---         $56,799            $113,546              ---          $170,345
Cost of sales                                        ---          29,722              56,714              ---            86,436
                                                 ------------    ---------        -----------        ----------        ----------
Gross profit                                         ---          27,077              56,832              ---            83,909
Selling, general and administrative
 expense                                             ---          39,301              41,816              ---            81,117
Product development expense                          ---          14,186              16,428              ---            30,614
Restructuring                                        ---           2,675               3,481              ---             6,156
Amortization of intangibles                          ---             ---                 263              ---               263
                                                 ------------    -----------      ------------       ----------        ----------
   Total operating expense                           ---          56,162              61,988              ---           118,150
                                                 ------------    -----------      ------------       ----------        ----------
   Operating loss                                    ---         (29,085)             (5,156)             ---           (34,241)

Interest expense                                     ---         (19,436)             (2,860)             ---           (22,296)
Interest income                                      ---              -                   72               ---               72
Intercompany interest income (expense)               ---           5,219              (5,219)             ---               --
Intercompany royalty income                          ---            (717)                717              ---               ---
Other income (expense)                               ---          (5,332)              3,857                ---          (1,475)
                                                 ------------    -----------      ------------       ----------        ----------
Loss from continuing

 operations before income taxes                      ---         (49,351)             (8,589)             ---           (57,940)

Provision (benefit) for income taxes                 ---         (17,650)                733               ---          (16,917)
                                                 -----------     ---------        -----------        ----------        ----------
Net loss from continuing
 operations                                          ---         (31,701)             (9,322)             ---           (41,023)


Equity income (loss)                               (39,911)       (8,210)                ---            48,121              ---

Income from discontinued operations                  ---             ---               1,112               ---            1,112
                                                 ------------    ----------       -----------        -----------       -----------
Net loss                                         $ (39,911)      $ (39,911)        $  (8,210)         $ 48,121         $(39,911)
                                                 ==========      ==========       ==========         ===========       ==========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For The Three Months Ended June 30, 2001
                                   (Unaudited)

                                                          Acterna        Acterna        Non-Guarantor                  Total
                                                           Corp            LLC           Subsidiaries    Elimination   Consolidated
                                                         ---------      ---------       -------------    -----------   ------------
                                                                         (In thousands)
Net sales                                                $  ---         $ 87,676         $251,244        $  ---        $338,920
Cost of sales                                               ---           31,426          116,094           ---          147,520
                                                         ---------      ---------       ----------       ----------    ----------
Gross profit                                                ---           56,250          135,150           ---          191,400

Selling, general and administrative expense                 ---           58,405           66,414           ---          124,819
Product development expense                                 ---           12,447           28,870           ---           41,317
Amortization of intangibles                                 ---              145           11,407           ---           11,552
                                                         ---------      ----------      -----------      ----------    -----------
Operating income (loss)                                     ---          (14,747)          28,459           ---           13,712
Interest expense                                            ---          (22,430)          (3,847)          ---          (26,277)
Interest income                                             ---              114              372           ---              486
Intercompany income (expense)                               ---               19              (19)          ---             ---
Other income (expense), net                                 ---           (5,326)           3,494           ---           (1,832)
                                                         ------         ---------       ---------        ------        ----------

Income (loss) before income taxes                           ---          (42,370)          28,459           ---          (13,911)
Provision (benefit) for income taxes                        ---          (15,215)          10,494           ---           (4,721)
                                                         ---------      ----------      ----------       ----------    ----------
Income (loss) from continuing operations                    ---          (27,155)          17,965           ---           (9,190)
Income (loss) from discontinued operations                  ---            ---              3,040           ---            3,040
Equity income (loss)                                       (6,150)        21,005              ---         (14,855)          ---
                                                         ---------      ----------      ----------       ----------    ----------
Net income (loss)                                         $ (6,150)     $ (6,150)        $ 21,005        $(14,855)      $  (6,150)
                                                         ==========     ==========      ==========       ==========    ==========


                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                                Acterna          Acterna       Non-Guarantor                         Total
                 ASSETS                          Corp              LLC          Subsidiaries      Elimination     Consolidated
                                               ---------        ---------      -------------      -----------     ------------
                                                                 (In thousands)
Current assets:
   Cash and cash equivalents                        $ ---       $   20,134      $  28,956             $---          $ 49,090
   Accounts receivable, net                          ---            30,435         83,390              ---           113,825
   Inventory                                         ---            20,721         89,359                            110,080
   Deferred income taxes                             ---            15,383          2,259              ---            17,642
   Other current assets                              ---            32,882         31,913              ---            64,795
    Current assets of discontinued
      operations held for sale                       ---              --           13,654              ---            13,654
                                                -------------   -----------     ---------         ----------      -----------
      Total current assets                           ---           119,555        249,531              ---           369,086

Property and equipment, net                          ---            36,620         88,795              ---           125,415
Investments in and advances to
  consolidated subsidiaries                       (467,350)       (197,665)      (597,295)         1,262,310            ---
Goodwill, net                                        ---            16,908        393,008              ---           409,916
Intangible assets, net                               ---            ---             2,068              ---             2,068
Deferred debt issuance costs, net                    ---            25,292            ---              ---            25,292
Other assets                                         ---             1,793         18,936              ---            20,729
Long-term assets of discontinued                     ---
  operations held for sale                                             ---         26,078              ---            26,078
                                                -------------   -----------     ---------         ----------      -----------
                                                 $(467,350)     $    2,503      $ 181,121         $1,262,310        $978,584
                                                =============   =============   =============     =============   =============


        LIABILITIES AND STOCKHOLDERS'
                    DEFICIT
Current liabilities:
   Notes payable and current portion
    of long-term debt                                ---        $   26,750      $ 10,018               ---          $ 36,768
   Accounts payable                                  ---            20,966        32,295               ---            53,261
   Accrued expenses:
     Compensation and benefits                       ---            10,935        22,015               ---            32,950
     Deferred revenue                                ---             9,309        38,697               ---            48,006
     Warranty                                        ---             6,341        11,093               ---            17,434
     Interest                                        ---             5,601           291               ---             5,892
     Taxes, other than income taxes                  ---               995         4,803               ---             5,798
     Other                                           ---            20,457        28,188               ---            48,645
   Accrued income taxes                              ---            28,468         4,140               ---            32,608
Current liabilities of discontinued                  ---                                               ---
  operations held for sale                                             ---        10,539                              10,539
                                               --------------   ------------    -------------      -----------    -----------
      Total current liabilities                      ---           129,822       162,079               ---           291,901

Long-term debt and notes payable                     ---           949,775       117,708               ---         1,067,483
Deferred income taxes                                ---            15,739           228               ---            15,967
Other long-term liabilities                          ---             8,186        62,397               ---            70,583

Stockholders' deficit:
   Common stock                                     1,922          (16,200)       17,214             (1,014)           1,922
   Additional paid-in capital                     786,537          (13,784)      203,097            (189,313)        786,537
   Accumulated deficit                         (1,210,550)       (1,060,431)    (388,593)          1,449,024      (1,210,550)
   Unearned compensation                          (49,066)          (49,066)         ---              49,066         (49,066)
   Accumulated other comprehensive income           3,807            38,462        6,991             (45,453)          3,807
                                               --------------   ------------    -------------     -----------     -----------
      Total stockholders'
        deficit                                  (467,350)        (1,101,019)    (161,291)          1,262,310       (467,350)
                                               --------------   ------------    -------------     -----------     -----------
                                               $ (467,350)      $      2,503    $ 181,121         $ 1,262,310      $ 978,584
                                               =============    =============   =============     =============   =============

                               ACTERNA CORPORATION
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                                     Acterna         Acterna       Non-Guarantor                         Total
                 ASSETS                               Corp             LLC          Subsidiaries      Elimination     Consolidated
                                                    ---------       ---------      -------------      -----------     ------------
                                                                   (In thousands)
Current assets:
   Cash and cash equivalents                        $  ---          $   14,969     $  27,770          $  ---          $    42,739
   Accounts receivable, net                            ---              38,875        80,371             ---              119,246
   Inventory                                           ---              23,623        85,116             ---              108,739
   Other current assets                                ---              91,233        35,378             ---              126,611
   Current assets of discontinued operations
     held for sale                                     ---               ---          15,430             ---               15,430
                                                    ----------      ----------     -----------        -----------     ------------
      Total current assets                             ---             168,700       244,065             ---              412,765

Property and equipment, net                            ---              31,255        86,958             ---              118,213
Investments in and advances to
  consolidated subsidiaries                          (430,762)        (234,866)     (593,530)          1,259,158             ---
Goodwill, net                                          ---              16,908       392,014             ---              408,922
Intangible assets, net                                 ---              ---            1,828             ---                1,828
Deferred income taxes                                  ---              (9,284)        9,284             ---                 ---
Other assets                                           ---              40,574         5,987             ---               46,561
Long-term assets of discontinued operations
  held for sale                                        ---               ---          26,267             ---               26,267
                                                    ----------      ----------     -----------        -----------     ------------
                                                    $ (430,762)        $13,287       $172,873          $1,259,158      $1,014,556
                                                    ==========      ==========     ===========        ===========     ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable and current portion of debt          $ ---           $ 23,000      $  8,460           $  ---         $   31,460
   Accounts payable                                     ---             27,547        40,715             ---              68,262
   Accrued expenses                                     ---             87,349       111,424             ---             198,773
   Current liabilities of discontinued
     operations held for sale                           ---             ---           10,644             ---              10,644
                                                    ----------      ----------     -----------        -----------     ------------
      Total current liabilities                         ---            137,896       171,243             ---             309,139

Long-term debt                                          ---            953,200       102,862             ---           1,056,062
Deferred income taxes                                   ---             15,739         1,842             ---              17,581
Other long-term liabilities                             ---             11,386        57,163             ---              68,549
Stockholders' deficit

   Common stock                                          1,922         (16,200)       17,214              (1,014)          1,922
   Additional paid-in capital                          786,537         (13,784)      203,097            (189,313)        786,537
   Accumulated deficit                              (1,164,626)     (1,020,520)     (380,383)          1,394,890      (1,170,639)
   Unearned compensation                               (53,925)        (53,925)       ---                 53,925         (53,925)
   Accumulated other comprehensive loss                   (670)           (505)         (165)                670            (670)
                                                    ----------      -----------    -----------        -----------     ------------
      Total stockholders' deficit                     (430,762)     (1,104,934)     (160,237)          1,259,158        (436,775)
                                                    ----------      ----------     -----------        -----------     ------------

                                                    $ (430,762)     $   13,287     $ 172,873          $1,259,158      $1,014,556
                                                    ===========     ==========     ===========        ==========      ===========


                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For The Three Months Ended June 30, 2002
                                   (Unaudited)

                                                            Acterna        Acterna      Non-Guarantor                       Total
                                                             Corp            LLC         Subsidiaries    Elimination    Consolidated
                                                           -------        -------       -------------      --------     ------------
Operating Activities:                                                   (In thousands)
Net Loss:                                                  $(39,911)      $(39,911)        $ (8,210)       $ 48,121       $ (39,911)
   Adjustments for non-cash items included in
   Net loss:
     Depreciation expense                                      ---           3,129            4,504            ---           7,633
     Amortization of intangibles                               ---             ---              326            ---             326
     Amortization of unearned compensation                     ---           3,761            1,098            ---           4,859
     Amortization of deferred debt issuance costs              ---           1,289              ---            ---           1,289
     Change in deferred income taxes                           ---             (34)             ---            ---             (34)
     Changes in intercompany                                 39,911        (13,742)          21,952         (48,121)           ---
     Change in operating assets and liabilities                ---          54,935          (15,888)           ---          39,047
                                                           ----------     ----------      ----------       ---------     ----------
   Net cash flows provided by operating activities             ---           9,427            3,782            ---           13,209

Investing activities:
   Purchases of property and equipment                         ---         (8,288)           (1,802)           ---         (10,090)
                                                           ----------     ----------      ----------       ---------     ----------
   Net cash flows used in investing activities                 ---         (8,288)           (1,802)           ---         (10,090)

Financing activities:
   Net borrowings (repayments) under revolving
    facility and term loan debt                                ---          4,250            (1,283)           ---           2,967
   Repayment of notes payable and other debt                   ---            ---            (1,790)           ---          (1,790)
                                                           ----------     ----------      ----------       ---------     ----------
Net cash flows provided by (used in) financing activities      ---          4,250            (3,073)           ---           1,177

Effect of exchange rate on cash                                ---           (224)            2,897            ---           2,673
Increase in cash and cash equivalents                          ---          5,165             1,804            ---           6,969
Cash and cash equivalents at beginning of period               ---         14,969            27,770            ---          42,739
Cash and cash equivalents of discontinued operations           ---            ---              (618)           ---            (618)
                                                           ----------     ----------      ----------       ---------     ----------
Cash and cash equivalents at end of period                  $  ---        $20,134           $28,956          $ ---         $49,090
                                                           ==========     ==========      ==========       =========     ==========

                               ACTERNA CORPORATION
           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For The Three Months Ended June 30, 2001
                                   (Unaudited)

                                                     Acterna        Acterna        Non-Guarantor                         Total
                                                      Corp            LLC           Subsidiaries     Elimination      Consolidated
                                                    --------       --------        -------------     -----------      ------------
                                                                   (In thousands)
Operating activities:
   Net income (loss) from operations                $(6,150)        $(6,150)         $21,005          $(14,855)         $(6,150)
   Adjustment for noncash items included
      in net income (loss):
      Depreciation expense                              ---           2,813            4,563               ---            7,376
      Amortization of intangibles                       ---           3,472            8,051               ---           11,523
      Amortization of unearned compensation             ---           4,715            1,827               ---            6,542
      Amortization of deferred debt issuance
       costs                                            ---           1,031              ---               ---            1,031
      Tax benefit from stock option exercise           ---              994              ---               ---              994
      Other                                            ---            2,047              197               ---            2,244
   Change in deferred income taxes                     ---              996              ---               ---              996
   Change in operating assets and liabilities          ---          (18,053)         (46,214)              ---          (64,267)
   Changes in intercompany                           6,150          (31,908)          10,903            14,855              ---
                                                   -------         ---------        --------         ---------        ---------

   Net cash flows provided by (used in)
    operating activities                               ---          (40,043)             332               ---          (39,711)

Investing activities:
   Purchases of property and equipment                 ---           (7,445)          (8,186)              ---          (15,631)
   Other                                               ---              ---           (2,258)              ---           (2,258)
                                                   -------         --------         ---------        ---------        ----------

   Net cash flows used in investing activities         ---           (7,445)         (10,444)              ---          (17,889)

Financing activities:
   Net borrowings under revolving facility and
    term loan debt                                     ---           39,000            2,972               ---           41,972
   Net repayments of notes payable and other
    debt                                               ---              ---              (18)              ---              (18)
   Proceeds from issuance of common stock, net
    of expenses                                        ---            1,080              ---               ---            1,080
                                                   -------         --------         --------         ---------        ---------

   Net cash flows provided by financing
      activities                                       ---           40,080            2,954               ---           43,034

Effect of exchange rate on cash                        ---              434           (3,525)              ---           (3,091)
                                                   -------         --------         ---------        ---------        ----------
Decrease in cash and cash equivalents                  ---           (6,974)         (10,683)              ---          (17,657)
Cash and cash equivalents at beginning of period       ---           22,179           40,874               ---           63,053
                                                   -------         --------         --------         ---------        ---------

Cash and cash equivalents at end of period         $   ---          $15,205          $30,191          $    ---         $ 45,396
                                                   =========       =========        =========        ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of headcount reductions and their corresponding impact on the Company's operations, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 and below.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, long-lived assets, intangible assets and goodwill, income taxes, pension plans and warranty reserves. The Company considered the disclosure requirements of Financial Release 60 ("FR-60") regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party and certain other disclosures, and concluded that nothing materially changed during the quarter ended June 30, 2002 that would warrant further disclosure under these releases.

OVERVIEW

The Company's continuing operations are managed in three business segments: communications test, industrial computing and communications and da Vinci. The Company also has another segment, Airshow, which is classified as a discontinued operation and is therefore excluded from results of continuing operations for all periods presented.

The global economic downturn has exacerbated the severe downturn in the Company's communications test segment and its other businesses. As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices. The downturn in the communications test segment results from, among other things, a significant decrease in network expansion activity and capital spending generally by the Company's telecommunications customers.

In response to the continuing decline in product demand, the Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues and enabling the Company to remain compliant with the liquidity and earnings covenants under the Senior Secured Credit Facility. Given the severity of current market conditions, however, the Company cannot provide any assurance that these cost reduction programs will actually align the Company's operating expenses and revenues and enable the Company to comply with such covenants or be sufficient to avoid operating losses. As a result the Company plans to take additional and significant reductions to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility.

During the three months ended June 30, 2002, the Company paid approximately $10.0 million in severance and other related costs. At June 30, 2002, approximately $10.4 million was left to be paid for this restructuring; the Company anticipates that this amount will be paid primarily during the remainder of fiscal 2003.

The Company's cash requirements for debt services and ongoing operations are substantial. During July 2002, the Company's lenders agreed to modify its EBITDA covenants. The related amendments to the Senior Secured Credit Facility became effective on August 7, 2002. Based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current capital structure may need to be renegotiated, extended or refinanced. There can be no assurance that, in the event the Company is required to extend, refinance or repay its debt, new or additional sources of financing will be available, or will be available on terms acceptable to the Company.

The Company previously reported the industrial computing and communications segment as discontinued operations. This segment was comprised of two subsidiaries: ICS Advent and Itronix Corporation. In October 2001, the Company divested its ICS Advent subsidiary and decided to retain Itronix based on current market conditions. The decision to retain Itronix required the Company to make certain reclassifications to its Statement of Operations for the three months ended June 30, 2001. The Statement of Operations was reclassified to include the results of operations of ICS Advent and Itronix in continuing operations.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2002, as Compared to Three Months Ended June 30, 2001 on a Consolidated Basis from Continuing Operations.

Net sales. For the three months ended June 30, 2002, consolidated net sales decreased $168.6 million or 49.7% to $170.3 as compared to $338.9 million for the three months ended June 30, 2001. The decrease is primarily attributable to reduced demand for the Company's communications tests products and to a lesser extent, due to the sale of ICS Advent during October 2001. Excluding the impact of ICS Advent, sales decreased $150.8 million or 47.0% to $170.3 million for the three months ended June 30, 2002, as compared to $321.1 million for the three months ended June 30, 2001.

Gross profit. Consolidated gross profit decreased $107.5 million to $83.9 million or 49.3% of consolidated net sales for the three months ended June 30, 2002, as compared to $191.4 million or 56.5% of consolidated net sales for the three months ended June 30, 2001. The reduction in gross profit is due to the reduction in net sales. The reduction in gross profit as a percentage of net sales is due to pricing pressures and a shift toward lower margin products, primarily in the communications test segment.

Operating expenses. Operating expenses consist of selling, general and administrative expense; product development expense; restructuring; and amortization of intangibles. Total operating expenses were $118.2 million or 69.4% of consolidated net sales for the three months ended June 30, 2002, as compared to $177.7 million or 52.4% of consolidated net sales for the three months ended June 30, 2001. Excluding the impact of a $6.2 million restructuring charge, $0.3 million amortization of intangibles and $0.4 million of bank fees, total operating expenses were $111.3 million or 65.3% of consolidated net sales for the three months ended June 30, 2002. For the three months ended June 30, 2001 operating expenses, taking into account a $4.7 non-recurring cost reduction charge and $11.6 million amortization of intangibles were $161.4 million or 47.6% of consolidated net sales. The decrease in operating expenses during the current quarter is a result of restructuring efforts to reduce employee and other expenses as described above. As a percentage of sales, operating expenses have increased as the decrease in costs is more than offset by the decrease in net sales.

Included in both cost of sales ($0.4 million and $0.4 million) and operating expenses ($4.3 million and $6.1 million) for the three months ending June 30, 2002 and 2001, respectively, is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price of the Company's common stock on the open market at the date of issuance).

Selling, general and administrative expense was $81.1 million or 47.6% of consolidated sales for the three months ended June 30, 2002, as compared to $124.8 million or 36.8% of consolidated net sales for the three months ended June 30, 2001. The decrease in these expenses is a result of the Company's restructuring efforts to reduce operating costs of the business and, to a lesser extent, a result of the sale of ICS Advent. The increase in selling general and administrative expenses as a percentage of sales is due to the decline of sales as mentioned above.

Product development expense was $30.6 million or 18.0% of consolidated net sales for the three months ended June 30, 2002, as compared to $41.3 million or 12.2% of consolidated sales for the same period a year ago. The increase in product development expense as a percentage of sales reflects the Company's continued efforts in connection with new product development and innovation, as well as the decrease in revenues, primarily within the communications test segment.

During the first quarter of fiscal 2003, the Company incurred a charge of $6.2 million related to the additional restructuring of the business. This charge is primarily related to severance and other related costs.

Amortization of intangibles was $0.3 million for the three months ended June 30, 2002, as compared to $11.6 million for the amortization of intangibles in the same period a year ago. The decrease was primarily attributable to the impairment and resulting write-down of the Company's intangible assets during the fourth quarter of fiscal 2002.

Interest. Interest expense, net of interest income, was $22.2 million for the three months ended June 30, 2002, as compared to $25.8 million for the same period a year ago. The decrease in interest expense was primarily attributable to lower interest rates on borrowings during the first quarter of fiscal 2003 as compared to the same period last year.

Taxes. During the first quarter of fiscal 2003 the Company recorded a tax benefit of $16.9 million. The effective tax rate for the three months ended June 30, 2002 was 29.2% as compared to 33.9% for the same period a year ago. The principal reason for the decrease in the effective tax rate is non-deductible interest expense related to the Convertible Notes during the current fiscal year. A tax benefit was recorded during the three months ended June 30, 2002. Although a valuation allowance remains on the U.S. and certain foreign deferred tax assets generated in prior years, it was projected that the gain on the sale of Airshow will generate sufficient taxable income to offset the taxable losses projected for the year. As a result, a tax benefit was recognized on the losses incurred during the quarter.

Segment Disclosure

The Company measures the performance of its subsidiaries by their respective new orders received ("bookings"), net sales and earnings before interest, taxes and amortization ("EBITA"), which excludes non-recurring and one-time charges. Included in each segment's EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the three segments the Company operates. The Airshow business is excluded from these results as the Company has classified this business as a discontinued operation.

                                                    Three Months Ended
                                                          June 30,

                  SEGMENT                        2002                2001
                                              ----------          ----------
                                            (In thousands)

Communications test segment:
  Bookings                                    $  119,448          $ 212,727
  Net sales                                      136,212            276,583
  EBITA                                          (24,874)            34,925

Industrial computing and
 Communications segment:

  Bookings                                      $ 32,583            $39,958
  Net sales                                       28,156             54,350
  EBITA                                               70               (553)

da Vinci:
  Bookings                                      $  5,942           $  9,403
  Net sales                                        5,977              7,987
  EBITA                                            1,998              2,029



Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001 - Communications Test Products

Bookings for communications test products decreased $93.3 million or 43.8% to $119.4 million for the three months ended June 30, 2002, as compared to $212.7 million for the same period a year ago. The decrease is a result of the global economic slowdown and capital spending cutbacks in the communications industry within the last year.

Net sales of communications test products decreased $140.4 million or 50.8% to $136.2 million for the three months ended June 30, 2002, as compared to $276.6 million for the same period a year ago. The decreased sales occurred within all product areas of the communications test businesses, with the most significant decline for optical transport products.

EBITA for the communications test products decreased $59.8 million to a loss of $24.9 million for the three months ended June 30, 2002, as compared to income of $34.9 million for the same period a year ago. The decrease primarily results from the $140.4 million decrease in sales and erosion in gross profit margins, which were partially offset by restructuring and other cost reduction strategies implemented within the last year.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001 - Industrial Computing and Communications Products

Bookings for industrial computing and communications products decreased $7.4 million to $32.6 million for the three months ended June 30, 2002, as compared to $40.0 million for the same period a year ago. The decrease is primarily due to the inclusion of ICS Advent prior to its sale during October 2001. Excluding the impact of ICS Advent, bookings of the Itronix business increased by $2.9 million to $32.6 million for the quarter ended June 30, 2002, as compared to $29.7 million for the same period a year ago. Increased bookings in the Itronix business are due to large European orders for its GO BOOK durable notebook product.

Net sales of industrial computing and communications products decreased $26.2 million to $28.2 million for the three months ended June 30, 2002, as compared to $54.4 million for the same period a year ago. The decrease in sales is due to the sale of ICS Advent and to a lesser extent, a decline in sales from the Itronix business. Exclusive of ICS Advent, sales of Itronix decreased $8.4 million to $28.2 million for the first quarter of fiscal 2003, as compared to $36.6 million the same period a year ago. The decrease in sales from Itronix is due to the introduction of GO BOOK during the first quarter of fiscal 2002 and due to the fulfillment of backlog in the first quarter of fiscal 2002 resulting from strong bookings during the fourth quarter of fiscal 2001.

EBITA for the industrial computing and communications segment was $0.1 million for the three months ended June 30, 2002, as compared to a loss of $0.6 million for the same period a year ago. Exclusive of ICS Advent, EBITA decreased by $2.1 million to $0.1 million for the quarter ended June 30, 2002, as compared to $2.2 million for the same period a year ago. The decrease in EBITA from the Itronix business is due to decreased sales and was partially offset by restructuring and other cost reduction strategies.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001 - da Vinci

Bookings for da Vinci products decreased $3.5 million or 36.8% to $5.9 million for the three months ended June 30, 2002, as compared to $9.4 million for the same period a year ago. The decrease is primarily related to industry cutbacks of advertising budgets, which indirectly drives capital expenditures within post production video houses. This decrease was most pronounced in the second half of fiscal 2002. As compared to the fourth quarter of fiscal 2002, bookings have increased by $1.2 million from $4.7 million to $5.9 million in the first quarter of fiscal 2003.

Net sales of the da Vinci business decreased $2.0 million or 25.2% to $6.0 million for the three months ended June 30, 2002, as compared to $8.0 million for the same period a year ago. The decreased sales is due to the industry cutbacks, as discussed above. As compared to the fourth quarter of fiscal 2002, net sales increased by $1.3 million during the first quarter of fiscal 2003.

EBITA for the da Vinci business of $2.0 million for the three months ended June 30, 2002 is consistent with the $2.0 million EBITDA during the same period a year ago. The constant EBITDA on a reduced level of sales reflects successful implementation of cost reduction actions taken to align the business costs with the reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the acquisition of Wavetek Wandel Golterman, Inc. in May 2000 and of Superior Electronics Group, Inc. (D.B.A. Cheetah Technologies), in August 2000, the recent and substantial operating losses recorded, and from the funding of working capital and capital expenditures. As of June 30, 2002, the Company had $1.1 billion of indebtedness, primarily consisting of $275 million principal amount of senior subordinated notes, $726 million in borrowings under the Company's senior secured credit facility and $100 million under other debt obligations.

The Company has recorded significant losses from operations and seen a substantial reduction in revenues and operations as a result of the economic downturn and, in particular, the downturn within the telecommunications sector and related industries. Consequently the Company has undertaken several restructurings to align its cost structures and its revenues for the three months ended June 30, 2002. Due to the severity of the continuing downturn, the Company has identified the need to make further cost reductions during the remainder of fiscal 2003. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with the liquidity and earnings covenants required under the Senior Secured Credit Facility during the course of fiscal 2003. Continuing compliance with these covenant requirements during fiscal 2003 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company's cash requirements for debt service, including repayment of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007.

Based on current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, and based on the increasing and significant debt repayment obligations beginning in 2003, the Company believes that its current capital structure may need to be further renegotiated, extended or refinanced. There can be no assurance that in the event the Company is required to extend, refinance or repay its debt, new or additional sources of financing will be available or will be available on terms acceptable to the Company.

During July 2002, the Company's lenders agreed to modify its EBITDA and certain other covenants. The related amendments to the Senior Secured Credit Facility became effective on August 7, 2002. Notwithstanding these amendments, the Company may also be required to obtain further amendments to the Senior Secured Credit Facility in the future in order to continue to comply with its financial covenant requirements; however, it cannot provide any assurance that it will be able to reach agreement with its lenders with respect to such future amendments on reasonable terms. Inability to further modify the covenants, as necessary, could result in an event of default and cause the lenders to require immediate repayment of all debt under the Senior Secured Credit Facility and limit or cancel the availability of borrowings under the Company's Revolving Credit Facility. The Company may be required to find other sources of capital and further substantially reduce its cost of operations. In addition, the Company may need to raise additional capital to meet its needs after 2003, to develop new products and to enhance existing products in response to competitive pressures, and to acquire complementary products, businesses or technologies. Inability to repay the debt obligations or arrange for alternative financing would have a material negative impact on the business, financial position and results of operations of the Company.

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

On June 13, 2002, the Company signed a definitive agreement to sell its Airshow business to Rockwell Collins, Inc. for approximately $160 million in cash, subject to adjustment. The consummation of this transaction occurred on August 9, 2002. In connection with the agreement to sell Airshow, the Company reached agreement with its lenders for an amendment to its Senior Secured Credit Facility. Under the amendment, which became effective August 7, 2002, the lenders, among other things, approved the sale of Airshow to Rockwell Collins, Inc., and consented to modifying certain financial covenants in the Senior Secured Credit Facility upon consummation of the Airshow sale. Acterna's agreement with its lender group will also permit the Company to use $24 million to purchase a portion of Acterna LLC's 9 3/4 percent Senior Subordinated Notes due 2008 pursuant to tender offers announced on June 24, 2002.

Cash Flows. The Company's cash and cash equivalents increased $6.4 million during the three months ended June 30, 2002.

Working Capital. For the three months ended June 30, 2002, the Company's working capital decreased as its operating assets and liabilities provided $39.0 million of cash. Accounts receivable decreased, creating a source of cash of $7.0 million, primarily due to the decrease in sales. Inventory levels increased, creating a use of cash of $1.0 million. Accounts payable decreased, creating a use of cash of $15.6 million, primarily as a result of the Company paying accounts payable outstanding at March 31, 2002. Other liabilities decreased, creating a use of cash of $5.9 million related primarily to restructuring payments and other assets decreased creating a source of cash of $54.6 million, primarily due to collection of the income tax refund received during the quarter.

Investing activities. The Company's net investing activities used $10.1 million for the three months ended June 30, 2002, due primarily to capital expenditures.

Financing Activities. The Company's financing activities provided $1.2 million in net cash during the first three months of fiscal 2003, primarily due to additional borrowings of cash under the Company's revolving and other credit facilities.

Future Financing Sources and Cash Flows. As of June 30, 2002, the Company had $73 million of borrowings and $22 million of letters of credit outstanding under its revolving credit facility and $80 million of additional availability under the facility.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"), which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This rule amends APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The company does not anticipate a material impact to its financial results as a result of adopting this standard.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

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

At June 30, 2002, the Company had $624 million of variable rate debt outstanding, which represents approximately 56% of the Company's total outstanding debt. The Company currently has one interest rate swap contract with notional amounts totaling $130 million which fixed its variable rate debt to a fixed interest rate for periods of two years in which the Company pays a fixed interest rate on a portion of its outstanding debt and receives interest at the three-month LIBOR rate.

At June 30, 2002, the swap contract currently outstanding and the swap contract that expired had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The

Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first three months of fiscal 2003 of $1.2 million. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of June 30, 2002, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.5 million annually, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.5 million on an annual basis.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the three months ended June 30, 2002, was 7.0%. Interest rates are at historically low rates and an increase in interest rates in the future could have a material impact on the results of operations and financial position of the Company. An increase of 100 basis points in interest rates would increase interest expense by approximately $6.2 million on an annual basis.

PART II.  Other Information
--------  -----------------

Item 1.  Legal Proceedings

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company's operations or financial position.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote

None

Item 5.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

     1. The Company filed a Current Report on Form 8-K dated June 14, 2002, relating to the sale of the Airshow business to Rockwell Collins, Inc.

     2. The Company filed a Current Report on Form 8-K dated June 24, 2002, relating to the commencement of cash tender offers for up to $155 million of the outstanding 9 3/4% Senior Subordinated Notes Due 2008 of Acterna LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ACTERNA CORPORATION
                                               - - - - - - - - - - - - - - - -




Date     August 14, 2002                       /s/ JOHN D. RATLIFF
- - - - - - - - - - - - - -                    - - - - - - - - - - - - - - - -
                                               John D. Ratliff
                                               Corporate Vice President and
                                               Chief Financial Officer