Form 10-Q
period 2002-09-30
ACTERNA CORP
filed 2002-11-14
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 000-07438

ACTERNA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2258582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12410 Milestone Center Drive
Germantown, Maryland 20876
(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code:   (800) 543-1550

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

At November 8, 2002 there were 192,247,507 shares of common stock of the registrant outstanding.

PART I. Financial Information

Item 1.  Financial Statements

ACTERNA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net sales	$163,941	$298,895	$334,286	$637,814
Cost of sales	95,374	135,460	181,809	283,063

Gross profit	68,567	163,435	152,477	354,751
Selling, general and administrative expense	70,555	113,681	151,673	238,528
Product development expense	27,132	40,033	57,746	81,240
Impairment of goodwill and other assets	388,396	17,918	388,396	17,918
Restructuring expense	19,215	7,045	25,371	7,045
Amortization of intangibles	259	10,599	522	22,151

Total operating expenses	505,557	189,276	623,708	366,882

Operating loss	(436,990)	(25,841)	(471,231)	(12,131)
Interest expense	(19,257)	(24,698)	(41,554)	(50,976)
Interest income	136	893	208	1,377
Other income (expense), net	89	(3,445)	(1,387)	(5,273)

Loss from continuing operations before income taxes and extraordinary item	(456,022)	(53,091)	(513,964)	(67,003)
Provision for (benefit from) income taxes	(49,342)	84,008	(66,261)	79,119

Loss from continuing operations before extraordinary item	(406,680)	(137,099)	(447,703)	(146,122)
Discontinued operations:
Loss from discontinued operations, net of tax	(2,625)	(10,422)	(1,513)	(7,550)
Gain on sale of discontinued operations, net of tax expense of $50,405	74,902	—	74,902	—

Net loss before extraordinary item	(334,403)	(147,521)	(374,314)	(153,672)
Extraordinary item, gain on early extinguishment of debt, net of tax expense of $27,852	50,082	—	50,082	—

Net loss	$(284,321)	$(147,521)	$(324,232)	$(153,672)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(2.12)	$(0.71)	$(2.33)	$(0.76)
Discontinued operations	0.38	(0.06)	0.38	(0.04)
Extraordinary item	0.26	—	0.26	—

	$(1.48)	$(0.77)	$(1.69)	$(0.80)

Weighted average number of common shares:
Basic and diluted	192,248	191,889	192,248	191,538

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	March 31, 2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,041	$42,739
Accounts receivable, net of allowance of $6,912 and $7,136, respectively	98,910	119,246
Inventories, net:
Raw materials	30,494	37,604
Work in process	30,671	35,885
Finished goods	31,265	35,250

Total inventories	92,430	108,739
Deferred income taxes	21,650	18,878
Income tax receivable	9,517	77,479
Other current assets	35,429	30,254
Current assets of discontinued operations held for sale	—	15,430

Total current assets	289,977	412,765
Property, plant and equipment, net	110,670	118,213
Goodwill, net	33,332	408,922
Intangible assets, net	1,306	1,828
Deferred debt issuance costs, net	18,427	26,582
Other non-current assets	17,156	19,979
Long-term assets of discontinued operations held for sale	—	26,267

Total assets	$470,868	$1,014,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,886	$2,523
Current portion of long-term debt	18,768	28,937
Accounts payable	51,127	68,262
Accrued expenses:
Compensation and benefits	29,308	36,752
Deferred revenue	40,359	49,231
Warranty	17,669	16,907
Interest	6,168	10,700
Restructuring	19,338	14,185
Other	27,593	31,657
Taxes other than income taxes	6,491	8,079
Accrued income taxes	41,382	31,262
Current liabilities of discontinued operations held for sale	3,077	10,644

Total current liabilities	263,166	309,139
Long-term debt	796,305	979,187
Long-term notes payable - related party	80,319	76,875
Deferred income taxes	19,565	17,581
Other long-term liabilities	65,313	68,549
Commitments and contingencies
Total stockholders’ deficit:
Common stock	1,922	1,922
Additional paid-in capital	778,318	786,537
Accumulated deficit	(1,494,871)	(1,170,639)
Unearned compensation	(37,806)	(53,925)
Accumulated other comprehensive loss	(1,363)	(670)

Total stockholders’ deficit	(753,800)	(436,775)

Total Liabilities and Stockholders’ deficit	$470,868	$1,014,556

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended September 30,

	2002	2001

	(In thousands)
Operating activities:
Net loss	$(324,232)	$(153,672)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets	388,492	17,918
Gain on disposal of property and equipment	(644)	—
Gain on sale of Airshow, net	(74,902)	—
Gain on sale of Wireless Instruments business	(127)	—
Gain on extinguishment of debt, net	(50,082)	—
Benefit from income taxes	(67,802)	—
Bad debt expense	437	479
Depreciation expense	14,765	17,758
Amortization of intangibles	606	22,151
Amortization of unearned compensation	7,900	12,067
Amortization of deferred debt issuance costs	2,453	2,662
Non-cash interest expense	5,857	—
Loss from discontinued operations	—

		10,039
Change in deferred income taxes	(1,300)	71,141
Change in operating assets and liabilities	69,643	6,620

Net cash flows provided by (used in) operating activities	(28,936)	7,163
Investing activities:
Proceeds from the sale of businesses	162,585	800
Proceeds from sale of property and equipment	2,033	—
Businesses acquired in purchase transaction, net of cash acquired	—	(1,495)
Purchases of property and equipment	(18,775)	(24,750)
Other	—	(2,201)

Net cash flows provided by (used in) investing activities	145,843	(27,646)
Financing activities:
Borrowings under revolving facility and term loan	17,967	7,140
Early extinguishment of debt, including $1,617 transaction costs	(153,000)	—
Repayment of capital lease obligations	(378)	(64)
Proceeds from capital lease financing	5,812	—
Proceeds from issuance of common stock, net of expenses	—	1,759

Net cash flows provided by (used in) financing activities	(129,599)	8,835
Effect of exchange rate on cash and cash equivalents	1,994	42
Decrease in cash and cash equivalents	(10,698)	(11,606)
Cash and cash equivalents at beginning of period	42,739	63,054

Cash and cash equivalents at end of period	$32,041	$51,448

Change in operating assets and liabilities:
Decrease in trade accounts receivable	$24,077	$25,003
Decrease (increase) in inventories	17,936	(31,002)
Decrease in other assets	66,446	49,982
Increase (decrease) in accounts payable	(17,504)	3,586
Decrease in accrued expenses, taxes and other	(21,312)	(40,949)

Change in operating assets and liabilities	$69,643	$6,620

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.	FORMATION, BACKGROUND AND RECENT DEVELOPMENTS

Acterna Corporation (the “Company”), was formed in 1959 and is a global communications equipment company focused on network technology solutions.  The Company’s operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America.  The Company’s continuing operations are managed in three business segments: communications test, industrial computing and communications, and da Vinci. The Company also had another segment, Airshow, which was sold on August 9, 2002. (See Note H. Discontinued Operations)

The communications test business develops, manufactures and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services.  The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services and video delivery.

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

On August 9, 2002, the Company consummated the sale of its Airshow, Inc. business (“Airshow”) to Rockwell Collins, Inc., for $156.9 million in cash, net of fees and expenses of $3.1 million.  The Company recorded a pre-tax gain on this transaction of $125.3 million, which reflects the proceeds received by the Company in excess of $28.5 million net assets disposed and also reflects a $3.1 million liability recorded by the Company related to a pending purchase price adjustment claim by Rockwell Collins (See Note P. Contingencies).  The Company used $153 million of the net proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.0 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75 percent Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1000 principal amount of notes tendered, and all accrued interest due thereon. (See Note I. — Related Party Transaction. The Company has accounted for this business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”  (See Note H. Discontinued Operations).

During the second quarter of fiscal 2003, the Company recorded an impairment charge totaling $388.4 million related to the impairment of goodwill and certain other assets (See Note F. Impairment Charges).

The Company operates on a fiscal year ending March 31 in the calendar year indicated (e.g., references to fiscal 2003 are references to the Company’s fiscal year which began April 1, 2002 and will end March 31, 2003).  Unless the context otherwise requires, the “Company” or “Acterna” refers to Acterna Corporation and its subsidiaries.

B.	LIQUIDITY

The global economic downturn has continued to impact the Company’s communications test segment and its other businesses.   As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices.  The downturn in the communications test segment results from, among other things, a significant decrease in network expansion activity and capital spending generally by the Company’s telecommunications customers.

In response to the continuing decline in product demand, the Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues and enabling the Company to remain compliant with the liquidity and earnings covenants under the Senior Secured Credit Facility. Given the severity of current market conditions and the progressive nature of the EBITDA covenants in the Senior Secured Credit Facility, the Company cannot provide any assurance that these cost reduction programs will actually align the Company’s operating expenses and revenues and enable the Company to continue to comply with such covenants.  In order to remain in compliance, the Company is required to, among other things, maintain minimum liquidity and achieve certain EBITDA results.  For the upcoming quarters and into fiscal year 2004, the Company cannot provide any assurance that it will be able to comply with these or other covenant requirements.  (See Note J. Debt)  In the event the Company does not meet the covenants, a capital restructuring may be required. There can be no assurance that the Company would be able to complete such a capital restructuring.

As of September 30, 2002, the Company had liquidity of approximately $94 million, which includes cash and cash equivalents of $32 million and available credit under its Revolving Credit Facility of $62 million.

The Company’s cash requirements for debt service and ongoing operations are substantial.  In connection with the sale of Airshow, the Company’s lenders agreed to modify the EBITDA covenants in the Senior Secured Credit Facility.  (See Note J. Debt).  These amendments became effective on August 7, 2002. Pursuant to these amendments, among other things the failure of the Company to pay at least $100 million outstanding under the Senior Secured Credit Facility on or prior to June 30, 2003, would cause the debt covenants to become more restrictive as of that date. The Company plans to continue to work with its senior lenders to amend its covenant requirements, as necessary.  However, the Company cannot provide any assurance that it will be in compliance with its debt covenants and, if it is not, that it will be able to reach agreement with its lenders to waive or modify such covenants. Notwithstanding current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, the Company believes that based on its increasing and significant debt repayment obligations during 2003 and 2004, the Company’s debt may need to be further renegotiated, extended or refinanced.  In addition, the Company may need to raise additional capital to meet its needs, to develop new products and to enhance existing products in response to competitive pressures, and to acquire complementary products, businesses or technologies.  There can be no assurance that, in the event the Company is required to extend, refinance or repay its debt, new or additional sources of financing will be available or will be available on terms acceptable to the Company.  Inability to further modify the debt covenants, as necessary, could result in an event of default and cause the lenders to require immediate repayment of all debt under the Senior Secured Credit Facility and limit or cancel the availability of borrowings under the Company’s Revolving Credit Facility.  In such event, the inability to repay the Company’s debt obligations or source alternative financing would have a material negative impact on the business, financial position and results of operations of the Company and could result in a capital restructuring of the Company.  There can be no assurance that the Company would be able to complete such a capital restructuring.

The Company’s future operating performance and ability to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance the 12% Convertible Notes due 2007 and the 9.75% Senior Subordinated Notes due 2008, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company’s control.

These and other risks associated with the Company’s business are described in the Company’s Securities and Exchange Commission reports, including the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 (the “2002 Form 10-K/A”).

C.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the SEC.  These statements should be read in conjunction with the Company’s 2002 Form 10-K/A.  The balance sheet amounts at March 31, 2002, in this report were extracted from the Company’s audited 2002 consolidated financial statements included in the 2002 Form 10-K/A.  Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The assets and liabilities from the Airshow business have been segregated and are shown as assets and liabilities of discontinued operations at March 31, 2002. The information contained in the unaudited Consolidated Financial Statements reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated.  All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, asset impairment and early extinguishment of debt. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements.  Such estimates in these financial statements include allowances for doubtful accounts receivable, net realizable value of inventories, warranty accruals, pension obligations, impairment charges and tax valuation allowances.  Actual results could differ from those estimates.  The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results of the entire fiscal year.

D.	DIVESTITURES

On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc., for $156.9 million in cash, net of fees and expenses of $3.1 million.  The Company recorded a pre-tax gain on this transaction of $125.3 million, which reflects the proceeds received by the Company in excess of net assets disposed and also reflects a $3.1 million liability recorded by the Company related to a pending purchase price adjustment claim by Rockwell Collins (See Note P. Contingencies).  As a result of this gain, the Company recorded a $50.4 million tax expense.  The Company used $153 million of the net proceeds to repay a portion of its outstanding debt and for other corporate purposes.  (See Note J. Debt).  The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144. (See Note H. Discontinued Operations).

In addition, on September 5, 2002, the Company completed the disposition of its Wireless Instruments business for $5.7 million of net cash proceeds and recorded the resulting gain of $127,000.  The Wireless Instruments business does not qualify as a component of an entity in accordance with SFAS 144 and accordingly, the operating results of this business are included in continuing operations of the communications test business segment for all periods presented through the date of disposition.

E.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amended APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses.  SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Lastly, SFAS No. 145 amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  Upon adoption of the provisions of SFAS No. 145 the Company will reclassify the extraordinary items reported during fiscal 2001 and fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

F.	IMPAIRMENT CHARGES

During the second quarter of fiscal 2003, as a result of the continued declining financial performance and reduced expectations for future earnings within the communications test segment, the Company decided to discontinue the on-going implementation of its global enterprise planning (ERP) software system.  The Company also decided to discontinue the implementation of other, less significant projects.  As a result of these decisions, the Company wrote off $14.2 million of assets, including $13.6 million of capitalized internal-use software costs. These assets were previously included in the machinery and equipment classification of property and equipment.  The $14.2 million charge is included in the impairment charge in the Company’s unaudited Statements of Operations.

The Company also recorded an impairment charge of $374.2 million related to the impairment of goodwill within the communications test segment (See Note G. Acquired Intangible Assets and Goodwill).

G.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The acquired intangible assets as of September 30, 2002 and March 31, 2002 are as follows (in thousands):

	September 30, 2002	March 31, 2002

	(In thousands)
Amortized intangible assets:
Gross carrying amount	$8,688	$8,758
Accumulated amortization	(7,382)	(6,930)

Total	$1,306	$1,828

Aggregate amortization expense:
For the six months ended September 30, 2002	$522
Estimated amortization expense:
For the year ended March 31, 2003	$823
For the year ended March 31, 2004	$823
For the year ended March 31, 2005	$182

Intangible assets are amortized over a weighted average life of 8 years.  Net intangible assets of Airshow shown in discontinued operations were  $625,000 at March 31, 2002.  The sale of Airshow business was consummated on August 9, 2002.

The changes in the carrying amount of goodwill during the six months ended September 30, 2002, are as follows (in thousands):

	Reporting Units

	Communications Test	Itronix	da Vinci	Total

Balance as of March 31, 2002	$376,171	$31,645	$1,106	$408,922
Goodwill adjustments	(2,020)	553	28	(1,439)
Goodwill impairment charges	(374,151)	—	—	(374,151)

Balance as of September 30, 2002	$—	$32,198	$1,134	$33,332

The goodwill adjustments in the Itronix and da Vinci reporting units resulted from currency translation adjustments.  The goodwill adjustments in the communications test segment resulted from a reduction related to the sale of the Wireless Instruments business (See Note D. Divestitures) offset by currency translation adjustments.  In addition, the Company recorded a $374.2 million goodwill impairment charge, as described below.

During the quarter ended September 30, 2002, the market conditions within the communications test business experienced further declines.  The Company observed a more pronounced deterioration in customer bookings as well as further reductions in customer spending on telecommunication products.

As a result of the increasingly severe market conditions, the Company revised and reduced its long term financial forecast.  Based on this revision of the long-term outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying amount of goodwill in the communications test segment, as required by SFAS No. 142, ”Goodwill and Other Intangible Assets”. The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value.  Accordingly, the Company recorded an impairment charge of $374.2 million.  This charge was recorded within the communications test segment and has been included in the impairment charge in the unaudited Statements of Operations.

H.	DISCONTINUED OPERATIONS

On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc., for $156.9 million in cash, net of fees and expenses of $3.1 million.  The Company recorded a pre-tax gain on this transaction of $125.3 million, which reflects the net proceeds received in excess of $28.5 million net assets disposed and also reflects a $3.1 million liability recorded by the Company related to a pending purchase price adjustment claim by Rockwell Collins. (See Note P Contingencies). The Company used $153 million of the net proceeds of the sale to repay a portion of its outstanding debt and for other corporate purposes.  (See Note D Divestitures and Note J Debt).  The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within loss from discontinued operations, net of tax in the Company’s unaudited Consolidated Statements of Operations for all periods presented.  Additionally, the assets and liabilities of the Airshow business are reflected within the assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets.  The unaudited Statements of Cash Flows have not been restated for discontinued operations.  Airshow revenue for the three months and six months ended September 30, 2002, was $5.2 million and $20.6 million, respectively.  Airshow revenue for the three and six months ended September 30, 2001, was $15.9 million and $33.6 million, respectively.  Airshow pre-tax loss for the three months and six months ended September 30, 2002, was $4.8 million and $3.1 million, respectively.  Airshow pre-tax profit for the three months and six months ended September 30, 2001, was $1.1 million and  $4 million, respectively.

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications segment, which consisted of its ICS Advent and Itronix Corporation subsidiaries.  In October 2001, the Company divested ICS Advent, but did not divest Itronix, which required the Company to make certain reclassifications to its Statement of Operations for the three month period ended June 30, 2001.  Management had previously expected that proceeds on disposal of both businesses comprising the segment would exceed net assets, including operating losses incurred subsequent to May 2000, and accordingly these operating losses were deferred.

The net operating losses for ICS Advent and Itronix were initially reported as discontinued operations for the three months ended June 30, 2001.  As a result of the reclassification, the net loss for ICS Advent and Itronix for the three months ended June 30, 2001, was reclassified into continuing operations and an offset by an equal net income amount was included as discontinued operations.  Therefore, the net loss in total for the Company as previously reported for this period did not change. The charge reported as discontinued operations for the three month period ended September 30, 2001 includes net operating losses previously deferred for ICS Advent and Itronix. The Statement of Cash Flows for the three months ended June 30, 2001 was not reclassified as this statement was not previously presented on a discontinued basis.  The operating results for ICS Advent and Itronix during the three months ended September 30, 2001, were initially reported within continuing operations. As such, no adjustments were necessary.

I.	RELATED PARTY TRANSACTION

On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados), Ltd. (“CD&R Barbados”), commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75 percent Senior Subordinated Notes due 2008.  The tender offers provided for cash consideration of $220 in exchange for each $1000 principal amount of notes tendered, and all accrued interest due thereon.  These combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal amount of $106 million by Acterna LLC and the purchase of notes having an aggregate principal amount of $43 million obtained by CD&R Barbados.  In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, with respect to all the Senior Subordinated Notes now held by CD&R Barbados in new senior secured convertible notes of Acterna LLC.    The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 issued to Clayton, Dubilier & Rice Fund VI Limited Partnership (“CD&R Fund VI”) in January 2002, except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance.  CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

J.	DEBT

On August 9, 2002,the Company consummated the sale of its Airshow business and received net proceeds of approximately $156.9 million.  The Company used $153 million of these proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.0 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75 percent Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1000 principal amount of notes tendered, and all accrued interest due thereon. (See Note I-Related Party Transaction).  The retirement of the Senior Subordinated Notes was made in connection with the June 24, 2002, cash tender offers, as amended.  (See Note I Related Party Transaction).  As a result of the retirement of the Senior Subordinated Notes and term loan borrowings, the Company recorded a pre-tax gain of approximately $77.9 million, net of approximately $6 million for the write-off of debt issuance costs.  The $50.1 million net gain is shown as an extraordinary item, net of tax expense of $27.9 million, for the three and six month periods ended September 30, 2002.  At September 30, 2002, the Company had approximately $897 million of outstanding debt, broken out as follows:

	September 30, 2002	March 31, 2002

	(In thousands)
Senior secured credit facility	$612,911	$710,683
Senior subordinated notes	168,715	275,000
Senior secured convertible notes	80,319	76,875
Capital leases and other debt	33,447	22,441
Other notes payable	1,886	2,523

Total debt	897,278	1,087,522
Less current portion	20,654	31,460

Long-term debt	$876,624	$1,056,062

The following table lists the future payments for debt obligations for each of the twelve-month periods ended September 30: (In thousands)

Debt Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Senior secured credit facility	$8,657	$37,557	$53,609	$254,536	$258,552	—	$612,911
Senior secured convertible notes	—	—	—	—	—	80,319	80,319
Senior subordinated notes	—	—	—	—	—	168,715	168,715
Other notes payable	1,886	—	—	—	—	—	1,886
Capital leases and other debt	10,111	4,758	4,306	3,225	3,288	7,759	33,447

Total	$20,654	$42,315	$57,915	$257,761	$261,840	$256,793	$897,278

Note: Operating leases and purchase obligations have not changed significantly from March 31, 2002; therefore, the Company has not updated information on the future payments for those obligations.

During July 2002, the Company reached an agreement with its lenders regarding amendments to its Senior Secured Credit Facility.  Under the amendments, which became effective on August 7, 2002, the lenders, among other things, approved the sale of the Company’s Airshow business to Rockwell Collins and agreed to certain changes to financial covenants in the Revolving Credit Facility. As part of this agreement, the minimum liquidity requirement of $25 million at the end of each quarter will remain the same; however, the minimum EBITDA covenants (as defined in the Senior Secured Credit Facility) have been modified as follows: negative $40 million for the two quarters ended September 2002; negative $17 million for the three quarters ended December 2002; and $0 for the four quarters ended March 2003. Additionally, if the Company repays at least $100 million of term debt on or prior to June 30, 2003, minimum EBITDA covenants for the following four quarters will be modified as follows: $20 million for June 2003; $30 million for September 2003; $40 million for December 2003; and $50 million for March 2004.  If the Company does not repay at least $100 million of term debt prior to June 2003, the Company would then be subject, until 2007, to more restrictive financial covenants regarding its interest coverage ratio, defined as the ratio of the Company’s EBITDA to its interest expense, and its leverage ratio, defined as the ratio of the Company’s total indebtedness to its EBITDA.  During this period, if the Company does not repay at least $100 million as described above, the Company’s interest coverage ratio would not be permitted to exceed 2 to 1 and its leverage ratio would not be permitted to exceed 4.5 to 1.

In addition, the lenders permitted the Company to use up to $24 million to purchase a portion of its 9.75 percent Senior Subordinated Notes due 2008 pursuant to the combined tender offers.  (See Note I.  Related Party Transaction).  As of September 30, 2002, the Company was in compliance with its financial covenants; however, given the current market conditions and the progressive nature of the required EBITDA covenants, the Company may also be required to obtain further amendments to the Senior Secured Credit Facility in the future in order to continue to comply with its financial covenant requirements.  The Company cannot provide any assurance that it will be able to reach agreement with its lenders with respect to such amendments on reasonable terms.  (See Note B. Liquidity)

K.	RESTRUCTURING

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. During the first quarter of fiscal 2003, the Company announced restructuring actions primarily related to the reduction of the workforce and recorded restructuring charges of $6.2 million as a result of these actions.  The Company also announced restructuring actions during the second quarter of fiscal 2003, resulting in total charges of $19.2 million,  associated with the reduction of approximately 500 additional workers and facility closure costs.  Based on current estimates of its revenues and operating profitability and losses, the

Company anticipates that it will need to achieve additional and significant cost reductions to remain in compliance with its financial covenant requirements under its Senior Secured Credit Facility.

The following table summarizes the restructuring expenses and payments incurred during the first two quarters of fiscal 2003 (in thousands):

	Balance March 31, 2002	Expense	Paid	Balance June 30, 2002	Expense	Paid	Balance September 30, 2002

Workforce	$13,388	5,656	(9,475)	9,569	15,575	(9,420)	$15,724
Facilities	371			371	3,599	(371)	3,599
Other	426	500	(500)	426	41	(452)	15

	$14,185	6,156	(9,975)	10,366	19,215	(10,243)	$19,338

L.	INCOME TAXES

A tax benefit from continuing operations of $66.3 million was recorded during the first six months of fiscal 2003.  Although a full valuation allowance remains on the U.S. and certain foreign deferred tax assets generated in prior years, the Company anticipates using the $125.3 million pre-tax gain on the sale of Airshow (See Note D Divestitures), along with the $77.9 million pretax gain from repayment of debt (see Note J. Debt), to offset the taxable losses from operations.

M.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(284,321)	$(147,521)	$(324,232)	$(153,672)
Foreign currency translation and other adjustments	(5,171)	(2,315)	1,118	(3,265)

Comprehensive loss	$(289,492)	$(149,836)	$(323,114)	$(156,937)

N.	LOSS PER SHARE

Loss per share is calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net loss from continuing operations	$(406,680)	$(137,099)	$(447,703)	$(146,122)
Discontinued operations:
Loss from discontinued operations, net of tax	(2,625)	(10,422)	(1,513)	(7,550)
Gain on sale of discontinued operations, net of tax	74,902	—	74,902	—
Extraordinary item, net of tax	50,082	—	50,082	—

Net loss	$(284,321)	$(147,521)	$(324,232)	$(153,672)

Basic and diluted:
Common shares outstanding, beginning of period	192,248	191,450	192,248	190,953
Weighted average common shares issued during the period	—	439	—	585
Weighted average common shares outstanding, end of period	—	—	—	—

	192,248	191,889	192,248	191,538

Net income (loss):
Continuing operations	$(2.12)	$(0.71)	$(2.33)	$(0.76)
Discontinued operations	0.38	(0.06)	0.38	(0.04)
Extraordinary item	0.26	—	0.26	—

Net loss per common share	$(1.48)	$(0.77)	$(1.69)	$(0.80)

Stock options were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

O.	SEGMENT INFORMATION

As of September 30, 2002, the Company had three reportable segments:  communications test, industrial computing and communications, and da Vinci.  Net sales, earnings before interest, taxes and amortization (“EBITA”) and total assets for the three and six months ended September 30, 2002 and 2001 for each of these segments are shown below:

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Communications test segment
Sales	$125,404	$243,875	$261,616	$520,458
EBITA	(26,622)	14,306	(51,496)	49,230
Total assets	338,264	1,045,484	338,264	1,045,484
Industrial computing and communications segment
Sales	32,700	47,796	60,855	102,145
EBITA	186	(1,167)	256	(1,719)
Total assets	86,782	102,572	86,782	102,572
Da Vinci
Sales	5,837	7,224	11,815	15,211
EBITA	1,736	1,838	3,734	3,867
Total assets	5,586	11,102	5,586	11,102
Discontinued operations
Total assets	—	44,442	—	44,442
Corporate
Loss before interest and taxes	(1,199)	(2,971)	(2,587)	(4,681)
Total assets	40,236	63,517	40,236	63,517
Total Company
Sales	163,941	298,895	334,286	637,814
EBITA	(25,899)	12,006	(50,093)	46,697
Total assets	$470,868	$1,267,117	$470,868	$1,267,117
The following are excluded from the calculation of EBITA:
Amortization of unearned compensation	$(2,984)	$(5,245)	$(7,707)	$(11,787)
Amortization of intangibles	(259)	(10,599)	(522)	(22,151)
Impairment of goodwill and other assets	(388,396)	(17,918)	(388,396)	(17,918)
WWG restructuring and other charges	—	(485)	—	(485)
One-time and other special charges	—	—	—	(4,715)
Restructuring charges	(19,215)	(7,045)	(25,372)	(7,045)
Other charges	(148)	0	(528)	—

Total excluded items	(411,002)	(41,292)	(422,525)	(64,101)
Other (income) expense	(89)	3,445	1,387	5,273

Operating loss	$(436,990)	$(25,841)	$(471,231)	$(12,131)

P.	CONTINGENCIES

On August 9, 2002, the Company consummated the sale of its Airshow, Inc. business (“Airshow”) to Rockwell Collins, Inc. (the “buyer”), for $156.9 million in cash, net of fees and expenses of $3.1 million.

Subsequent to the sale, and pursuant to the terms of the definitive stock purchase agreement between the Company and the buyer, the buyer has submitted a request for a purchase price adjustment in its favor of approximately $3.1 million.  The Company has recorded a $3.1 million liability related to this claim, which is included in the balance sheet as of September 30, 2002 and was included in the pre-tax gain on this transaction of $125.3 million.  The Company is currently investigating this claim to determine its accuracy and intends to defend its position, if necessary.   In the event an amount less than $3.1 million becomes due to the buyer as a result of this claim, the Company would reverse any remaining liability and record an additional gain on the sale of discontinued operations in the period that such event should occur.

Q.	SUBSEQUENT EVENT

During October 2002, in response to the continued industry downturn and the new capital spending reductions recently reported by several key customers, the Company announced plans to further reduce its workforce by approximately 350 positions, or 10 percent of its employment base.  These reductions are designed to size the Company to the lower level of revenue resulting from the Company’s customers’ continued capital spending reductions.

R.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ACTERNA CORPORATION, ACTERNA LLC AND NON-GUARANTOR SUBSIDIARIES

In connection with the Company’s recapitalization and related transactions, Acterna LLC became the primary obligor with respect to substantially all of the indebtedness of Acterna Corporation, including the 9.75 percent Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”).

Acterna Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes.  Acterna Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Acterna LLC.  Certain other subsidiaries of the Company are not guarantors of the Senior Subordinated Notes.  The condensed consolidated financial statements presented herein include the statements of operations, balance sheets, and statements of cash flows without additional disclosure as the Company has determined that the additional disclosure is not material to investors.

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Six Months Ended September 30, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
Net sales		$106,021	$228,265		$334,286
Cost of sales		59,703	122,106	—	181,809
Gross profit	—	46,318	106,159	—	152,477
Selling, general, and administrative expense		69,705	81,968	—	151,673
Product development expense		24,432	33,314	—	57,746
Impairment of goodwill and other assets		30,134	358,262	—	388,396
Restructuring expense		15,376	9,995		25,371
Amortization of intangibles			522		522

Total operating expense	—	139,647	484,061	—	623,708

Operating loss	—	(93,329)	(377,902)	—	(471,231)
Interest expense, net		(35,668)	(5,678)	—	(41,346)
Intercompany interest income (expense)		7,916	(7,916)	—	—
Intercompany royalty income (expense)		(717)	717		—
Other expense, net		820	(2,207)	—	(1,387)

Loss from continuing operations before income taxes and extraordinary item	—	(120,978)	(392,986)	—	(513,964)
Benefit from income taxes		(60,781)	(5,480)		(66,261)

Loss from continuing operations before extraordinary items	—	(60,197)	(387,506)	—	(447,703)
Equity Loss	(324,232)	(389,019)		713,251	—
Discontinued Operations:
Loss from discontinued operations, net			(1,513)	—	(1,513)
Gain from sale of discontinued operations, net		74,902			74,902

Net loss before extraordinary items	(324,232)	(374,314)	(389,019)	713,251	(374,314)

Extraordinary item, net		50,082			50,082

Net loss	$(324,232)	$(324,232)	$(389,019)	$713,251	$(324,232)

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Six Months Ended September 30, 2001
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
Net sales	$—	$164,823	$472,991	$—	$637,814
Cost of sales		69,089	213,974		283,063

Gross profit	0	95,734	259,017	0	354,751
Selling, general, and administrative expense		114,277	124,251		238,528
Product development expense		24,990	56,250		81,240
Impairment of assets held for sale			17,918		17,918
Restructuring expense		5,928	1,117		7,045
Amortization of intangibles		253	21,898		22,151

Total operating expense	0	145,448	221,434	0	366,882

Operating loss	0	(49,714)	37,583	0	(12,131)
Interest expense		(44,634)	(6,342)		(50,976)
Interest income		249	1,128		1,377
Other expense, net		(213)	(5,060)		(5,273)

Income (loss) from continuing operations before income taxes	0	(94,312)	27,309	0	(67,003)
Provision for income taxes		53,431	25,688		79,119

Income (loss) from continuing operations	0	(147,743)	1,621	0	(146,122)
Loss from discontinued operations			(7,550)		(7,550)
Equity loss	(153,671)	(5,928)		159,599	0

Net loss	$(153,671)	$(153,671)	$(5,929)	$159,599	$(153,672)

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$—	$8,645	$23,396	$—	$32,041
Accounts receivable, net		18,770	80,140		98,910
Inventory, net		17,543	74,887		92,430
Other current assets		34,786	31,810		66,596

Total current assets	—	79,744	210,233	—	289,977
Property, plant, and equipment, net		28,142	82,528		110,670
Investments in and advances to (from) consolidated subsidiaries	(753,800)	85,843	(572,559)	1,240,516	—
Goodwill, net			33,332		33,332
Intangible assets, net			1,306		1,306
Deferred debt issuance costs, net		18,427			18,427
Other assets, net		8,673	8,483		17,156

Total Assets	$(753,800)	$220,829	$(236,677)	$1,240,516	$470,868

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Notes payable and current portion of long-term debt	$—	$15,882	$4,772	$—	$20,654
Accounts payable		18,025	33,102		51,127
Accrued expenses		54,836	92,090		146,926
Acccrued income taxes		41,382	—		41,382
Current liabilities of discontinued operations held for sale		3,077	0		3,077

Total current liabilities	—	133,202	129,964	—	263,166
Long-term debt and notes payable		772,848	103,776	—	876,624
Deferred income taxes		6,959	12,606	—	19,565
Other long-term liabilities	—	25,294	40,019	—	65,313
Stockholders’ deficit:
Common stock	1,922				1,922
Additional paid-in-capital	778,318				778,318
Accumulated deficit	(1,494,871)				(1,494,871)
Unearned compensation	(37,806)				(37,806)
Other comprehensive income (loss)	(1,363)				(1,363)
Parent Stockholders’ Deficit	—	(717,474)	(523,042)	1,240,516	—

Total stockholders’ deficit	(753,800)	(717,474)	(523,042)	1,240,516	(753,800)

Total Liabilities and Stockholders’ Deficit	$(753,800)	$220,829	$(236,677)	$1,240,516	$470,868

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$—	$14,969	$27,770	$—	$42,739
Accounts receivable, net		38,875	80,371		119,246
Inventories		23,623	85,116		108,739
Other current assets		91,233	35,378		126,611
Current assets of discontinued operations held for sale			15,430		15,430

Total current assets	0	168,700	244,065	0	412,765
Property, plant, and equipment, net		31,255	86,958		118,213
Investments in and advances to consolidated subsidiaries	(436,775)	(234,866)	(593,530)	1,265,171	0
Goodwill, net		16,908	392,014		408,922
Intangible assets, net			1,828		1,828
Deferred income taxes		(9,284)	9,284		0
Other assets, net		40,574	5,987		46,561
Long-term assets of discontinued operations held for sale			26,267		26,267

Total Assets	$(436,775)	$13,287	$172,873	$1,265,171	$1,014,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable and current portion of long-term debt	$—	$23,000	$8,460	$—	$31,460
Accounts payable		27,547	40,715		68,262
Accrued expenses		87,349	111,424		198,773
Current liabilities of discontinued operations held for sale			10,644		10,644

Total current liabilities	0	137,896	171,243	0	309,139
Long-term debt		953,200	102,862		1,056,062
Deferred income taxes		15,739	1,842		17,581
Other long-term liabilities		11,386	57,163		68,549
Stockholders’ deficit
Common stock	1,922				1,922
Additional paid-in-capital	786,537				786,537
Accumulated deficit	(1,170,639)				(1,170,639)
Unearned compensation	(53,925)				(53,925)
Other comprehensive income (loss)	(670)				(670)
Parent Stockholders’ deficit	—	(1,104,934)	(160,237)	1,265,171	—

Total stockholders’ deficit	(436,775)	(1,104,934)	(160,237)	1,265,171	(436,775)

Total Liabilities and Stockholders’ Deficit	$(436,775)	$13,287	$172,873	$1,265,171	$1,014,556

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For The Six Months Ended September 30, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
Operating activities:
Net loss	$(324,232)	$(324,232)	$(389,019)	$713,251	$(324,232)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets		30,134	358,358		388,492
Gain on disposal of property and equipment		—	(644)		(644)
Gain on sale of Airshow, net		(74,902)	—		(74,902)
Gain on sale of Wireless Instruments business		(820)	693		(127)
Gain on extinguishment of debt, net		(50,082)	—		(50,082)
Benefit from income taxes		(67,802)	—		(67,802)
Bad debt expense		0	437		437
Depreciation expense		6,046	8,719		14,765
Amortization of intangibles		—	606		606
Amortization of unearned compensation		3,259	4,641		7,900
Amortization of deferred debt issuance costs		2,453	—		2,453
Non-cash interest expense		5,857	—		5,857
Change in deferred income taxes		(1,300)	—		(1,300)
Effect of changes in intercompany	324,232	363,875	25,144	(713,251)	—
Change in operating assets and liabilities		71,012	(1,369)		69,643

Net cash flows provided by (used in) operating activities	—	(36,502)	7,566	—	(28,936)
Investing activities:
Proceeds from the sale of businesses		156,870	5,715		162,585
Proceeds from sale of property and equipment		—	2,033		2,033
Purchases of property and equipment		(15,682)	(3,093)		(18,775)

Net cash flows provided by (used in) investing activities	—	141,188	4,655	—	145,843
Financing activities:
Borrowings under revolving facility and term loan		17,967	—		17,967
Early extinguishment of debt, including $1,617 transaction costs		(134,679)	(18,321)		(153,000)
Repayment of capital lease obligations		(110)	(268)		(378)
Proceeds from capital lease financing		5,812	—		5,812

Net cash flows provided by (used in) financing activities	—	(111,010)	(18,589)	—	(129,599)
Effect of exchange rate on cash and cash equivalents		—	1,994		1,994
Decrease in cash and cash equivalents	—	(6,324)	(4,374)	—	(10,698)
Cash and cash equivalents at beginning of period		14,969	27,770		42,739
Cash and cash equivalents at end of period	$—	$8,645	$23,396	$—	$32,041

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For The Six Months Ended September 30, 2001
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

	(in thousands)
Operating activities:
Net loss	$(153,671)	$(153,671)	$(5,929)	$159,599	$(153,672)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets			17,918		17,918
Bad debt expense		0	479		479
Depreciation expense		13,418	4,340		17,758
Amortization of intangibles		252	21,899		22,151
Amortization of unearned compensation		6,159	5,908		12,067
Amortization of deferred debt issuance costs		2,662			2,662
Loss from discontinued operations			10,039		10,039
Deferred tax provision		71,141			71,141
Effect of changes in intercompany	153,671	108,536	(102,608)	(159,599)	—
Change in operating assets and liabilities		(14,058)	20,678		6,620

Net cash flows provided by (used in) operating activities	$—	$34,439	$(27,276)	$—	$7,163
Investing activities:
Proceeds from sale of business			800		800
Businesses acquired in purchase transaction, net of cash acquired and non-cash issuance of common stock			(1,495)		(1,495)
Purchases of property and equipment		(21,502)	(3,248)		(24,750)
Other			(2,201)		(2,201)

Net cash flows used in investing activities	0	(21,502)	(6,144)	0	(27,646)
Financing activities:
Borrowings under revolving facility and term loan		(18,000)	25,140		7,140
Proceeds from capital lease financing			(64)		(64)
Proceeds from issuance of common stock, net of expenses		1,759			1,759

Net cash flows provided by financing activities	0	(16,241)	25,076	0	8,835
Effect of exchange rate on cash and cash equivalents		434	(392)		42

Increase (decrease) in cash and cash equivalents	0	(2,870)	(8,736)	0	(11,606)
Cash and cash equivalents at beginning of period		22,179	40,875		63,054

Cash and cash equivalents at end of period	$—	$19,309	$32,139	$—	$51,448

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of headcount reductions and their corresponding impact on the Company’s operations, the effect of the Company’s accounting policies, the possible need to restructure the Company’s outstanding capital, and other risks detailed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 and below.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, the Company’s most critical accounting policies and estimates were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, long-lived assets, intangible assets and goodwill, income taxes, pension plans and warranty reserves.  The Company considered the disclosure requirements of Financial Release 60 (“FR-60”) regarding critical accounting policies and concluded that there were no material changes during the quarter ended September 30, 2002 that would warrant further disclosure.  The Company has also considered the disclosure requirements of Financial Release-61 regarding liquidity and capital resources, certain trading activities and related party and certain other disclosures, and accordingly, has provided the necessary disclosure within this Form 10-Q, including those on related party transactions (See Related Party Transaction) and those related to the Company’s liquidity (See Liquidity and Capital Resources).

OVERVIEW

The Company’s continuing operations are managed in three business segments: communications test, industrial computing and communications and da Vinci.  The Company also had another segment, Airshow, which was sold on August 9, 2002. Airshow’s results are shown as discontinued operations and are therefore excluded from results of continuing operations for all periods presented.

The global economic downturn has continued to exacerbate the severe negative downturn in the Company’s communications test segment as well as its other businesses.  As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices.  In the second quarter of the current fiscal year, the Company’s bookings increased to approximately $189.1 million from approximately $158.0 million in the first quarter and from approximately $172.4 million in the second quarter of the previous fiscal year (excluding bookings related to ICS Advent). The increase in current year bookings is due primarily to a large, competitively priced order from Sears in the Company’s Itronix business and was partially offset by continued declines in its other businesses.  The Company cannot predict the duration of the current economic downturn or the severity of the continued declines in the Company’s communication test and other businesses.

During the second quarter of fiscal 2003, as a result of the continued declining financial performance and reduced expectations for future earnings within the communications test segment, the Company decided to discontinue the on-going implementation of its global enterprise planning (ERP) software system.  The Company also decided to discontinue the implementation of other, less significant projects.  As a result of these decisions, the Company wrote off $14.2 million of assets, including $13.6 million  of capitalized internal-use software costs. These assets were previously included in the machinery and equipment classification of property and equipment.  The $14.2 million charge is included in the impairment charge the Company’s unaudited Statements of Operations.

The Company also recorded an impairment charge of $374.2 million related to the impairment of goodwill within the communications test segment (See Note G. Acquired Intangible Assets and Goodwill).

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. During the first quarter of fiscal 2003, the Company announced restructuring actions primarily related to the reduction of the workforce and recorded restructuring charges of $6.2 million as a result of these actions.  The Company also announced restructuring actions during the second quarter of fiscal 2003, resulting in total charges of $19.2 million.  The $19.2 million of charges are associated with the reduction of approximately 500 additional workers and facilities closure costs.

During the three months ended September 30, 2002, the Company paid approximately $10.2 million in severance and other related costs.  At September 30, 2002, the Company has a remaining liability of approximately $19.3 million for total restructuring actions taken; the Company anticipates that this amount will be paid primarily during the remainder of fiscal 2003.  (See Note K Restructuring.)

At September 30, 2002, the Company’s headcount was approximately 3,590, reduced from approximately 5,900 at September 30, 2001 (including the headcount of the Airshow business and excluding the headcount for ICS Advent). During October 2002, in response to the continued industry downturn and the new capital spending reductions recently reported by several key customers, the Company announced plans to further reduce its workforce by approximately 350 positions, or 10 percent of its employment base.  These reductions are designed to size the Company to the lower level of revenue resulting from the Company’s customers’ continued capital spending reductions.  The Company expects to realize $40 million in annualized savings and to take a restructuring charge of approximately $20 million related to these actions and the restructuring announced on September 4, 2002.  The Company expects to record $15 million of this charge in the third quarter and the remainder in the fourth quarter of this fiscal year.

Given the severity of current market conditions, however, the Company cannot make any assurance that these cost reduction programs will align the Company’s operating expenses and revenues or be sufficient to avoid operating losses.  The Company intends to implement further cost reduction programs in the future, if necessary. Given the severity of current market conditions and the progressive nature of the EBITDA covenants in the Senior Secured Credit Facility, the Company cannot provide any assurance that additional cost reduction programs will actually align the Company’s operating expenses and revenues and enable the Company to comply with such covenants or be sufficient to avoid operating losses. In order to remain in compliance, the Company is required to, among other things, maintain minimum liquidity and achieve certain EBITDA results.  For the upcoming quarters and into fiscal year 2004, the Company cannot provide any assurance that it will be able to comply with these or other covenant requirements.   (See Note J. Debt)  In the event the Company does not meet the covenants, a capital restructuring may be required.  There can be no assurance that the Company would be able to complete such a capital restructuring.  (See Liquidity and Capital Resources).

The Company previously reported the industrial computing and communications segment as discontinued operations. This segment was comprised of two subsidiaries: ICS Advent and Itronix Corporation.  In October 2001, the Company divested ICS Advent but did not divest Itronix, which required the Company to make certain reclassifications to its Statement of Operations for the three months ended June 30, 2001.  The Statement of Operations was reclassified to include the results of operations of ICS Advent and Itronix in continuing operations.

RELATED PARTY TRANSACTION

On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados), Ltd., (“CD&R Barbados”) commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75 percent Senior Subordinated Notes due 2008.    The tender offers provided for cash consideration of $220 in exchange for each $1000 principal amount of notes tendered, and all accrued interest due thereon.  The combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados.  In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under Acterna LLC’s credit facility) to invest all future cash interest received, on an after tax basis, of all the Senior Subordinated Notes now held by CD&R Barbados in new senior secured convertible notes of Acterna LLC.  The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007, issued to Clayton, Dubilier & Rice VI Limited Partnership (“CD&R Fund VI”) in January 2002 except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance.  CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2002, as Compared to Three Months Ended September 30, 2001 on a Consolidated Basis from Continuing Operations.

Net sales.     For the three months ended September 30, 2002, consolidated net sales decreased $135.0 million or 45.2% to $163.9 million as compared to $298.9 million for the three months ended September 30, 2001.  The decrease is primarily attributable to reduced demand for the Company’s communications tests products and to a lesser extent, due to the sale of ICS Advent during October 2001. Excluding the impact of ICS Advent, sales decreased $121.1 million or 42.5% to $163.9 million for the three months ended September 30, 2002, as compared to $285.0 million for the three months ended September 30, 2001.

Gross profit.     Consolidated gross profit decreased $95.0 million to $68.6 million or 41.8% of consolidated net sales for the three months ended September 30, 2002, as compared to $163.4 million or 54.7% of consolidated net sales for the three months ended September 30, 2001.  The reduction in gross profit was primarily due to the reduction in net sales and the impact of decreased gross profit as a percentage of net sales.  The reduction in gross profit as a percentage of net sales is due to pricing pressures and a relative increase in the lower margin Itronix product sales, as compared to the higher margin communications test products.  The gross margin percentage was also impacted by a $14.5 million inventory charge, resulting from $9.5 million of increased inventory reserves and $5.0 million of additional purchase commitment reserves, which were recorded during the quarter ended September 30, 2002.

Operating expenses.     Operating expenses consist of selling, general and administrative expense; product development expense; impairment charges; restructuring expense; and amortization of intangibles.  Total operating expenses were $505.6 million or 308.3% of consolidated net sales for the three months ended September 30, 2002, as compared to $189.3 million or 63.3% of consolidated net sales for the three months ended September 30, 2001.  Excluding the impact of $19.2 million of restructuring charges, $388.4 million of asset impairment charges, and $0.3 million amortization of intangibles, total operating expenses were $97.7 million or 59.6% of consolidated net sales for the three months ended September 30, 2002.  For the three months ended September 30, 2001 operating expenses, excluding $17.9 million impairment charges, $7.0 million restructuring expense and $10.6 million amortization of intangibles were $153.8 million or 51.4% of consolidated net sales.  The decrease in operating expenses during the current quarter is a result of restructuring efforts to reduce employee and other expenses as described above.  As a percentage of sales, operating expenses have increased slightly as the decrease in costs is more than offset by the decrease in net sales.

Included in both cost of sales ($0.3 million and $0.4 million) and operating expenses ($2.7 million and $5.1 million) for the three months ended September 30, 2002 and 2001, respectively, is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price of the Company’s stock on the open market at the date of issuance).

Selling, general and administrative expense was $70.6 million or 43.1% of consolidated sales for the three months ended September 30, 2002, as compared to $113.7 million or 38.0% of consolidated net sales for the three months ended September 30, 2001. The decrease in these expenses is a result of the Company’s restructuring efforts to reduce operating costs of the business and, to a lesser extent, a result of the sale of ICS Advent.  The increase in selling general and administrative expenses as a percentage of sales is due to the decline of sales as mentioned above.

Product development expense was $27.1 million or 16.5% of consolidated net sales for the three months ended September 30, 2002, as compared to $40.0 million or 13.4% of consolidated sales for the same period a year ago.  The increase in product development expense as a percentage of sales is due primarily to the decrease in revenues, particularly within the communications test segment and reflects the Company’s continued efforts toward innovation and new product development.

The Company recorded an impairment charge of $388.4 million during the three months ended September 30, 2002.  As a result of increasingly severe market conditions, the Company revised and reduced its long term financial forecast.  Based on this revision of the long-term outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying value of goodwill in the communications test segment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.  The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cashflow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge of $374.2 million on a before and after tax basis.  This charge was recorded within the communications test segment and has been included in the impairment charge in the unaudited Statements of Operations.  (See Note F-Impairment Charges and Note G-Acquired Intangible Assets and Goodwill).  The Company also decided to discontinue the on-going implementation of its global enterprise planning (ERP) software system.  The Company also decided to discontinue the implementation of other, less significant projects.  As a result of these decisions, the Company wrote off $14.2 million of assets, including $13.6 million of capitalized internal-use software costs. These assets were previously included in the machinery and equipment classification of property and equipment.  The $14.2 million charge is included in the impairment charge in the Company’s unaudited Statements of Operations.

During the second quarter of fiscal 2003, the Company incurred a charge of $19.2 million related to the additional restructuring of the business.  (See Note K Restructuring).  This charge is primarily related to severance and facilities closure costs.

Amortization of intangibles was $0.3 million for the three months ended September 30, 2002, as compared to $10.6 million for the amortization of intangibles in the same period a year ago. The decrease was primarily attributable to the impairment and resulting write-down of the Company’s intangible assets during the fourth quarter of fiscal 2002.

Interest.     Interest expense, net of interest income, was $19.1 million for the three months ended September 30, 2002, as compared to $23.8 million for the same period a year ago.  The decrease in interest expense was attributable to lower interest rates on borrowings and a lower average debt balance resulting from the repayment of debt during the second quarter of fiscal 2003.

Taxes.     During the second quarter of fiscal 2003 the Company recorded tax benefits from continuing operations and discontinued operations of $49.3 million and $2.2 million,

respectively.  The Company also recorded an income tax expense of $50.4 million related to a $125.3 million gain on the sale of its Airshow business and an expense of $27.9 million related to a $77.9 million gain on the repayment of debt.  The Company anticipates using the taxable gain resulting from these events to offset the taxable losses from operations.  As a result, a tax benefit was recognized on operating losses incurred during the quarter.

For the Six Months Ended September 30, 2002, as Compared to Six Months Ended September 30, 2001 on a Consolidated Basis from Continuing Operations.

Net sales.     For the six months ended September 30, 2002, consolidated net sales decreased $303.5 million or 47.6% to $334.3 million as compared to $637.8 million for the six months ended September 30, 2001.  The decrease is primarily attributable to reduced demand for the Company’s communications tests products and to a lesser extent, due to the sale of ICS Advent during October 2001.  Excluding the impact of ICS Advent, sales decreased $271.8 million or 44.8% to $334.3 million for the six months ended September 30, 2002, as compared to $606.1 million for the six months ended September 30, 2001.

Gross profit.     Consolidated gross profit decreased $202.3 million to $152.5 million or 45.6% of consolidated net sales for the six months ended September 30, 2002, as compared to $354.8 million or 55.6% of consolidated net sales for the six months ended September 30, 2001. The reduction in gross profit was primarily due to the reduction in net sales and the impact of decreased gross profit as a percentage of net sales. The reduction in gross profit as a percentage of net sales is due to pricing pressures and a relative increase in the lower margin Itronix product sales, as compared to the higher margin communications test products.  The gross margin percentage was also impacted by a $17.8 million inventory charge, resulting from $12.3 million of increased inventory reserves and $5.5 million of additional purchase commitment reserves, which were recorded during the six months ended September 30, 2002.

Operating expenses.     Operating expenses consist of selling, general and administrative expense; product development expense; impairment charges; restructuring expense; and amortization of intangibles.  Total operating expenses were $623.7 million or 186.6% of consolidated net sales for the six months ended September 30, 2002, as compared to $366.9 million or 57.5% of consolidated net sales for the six months ended September 30, 2001.  Excluding the impact of $25.4 million of restructuring charges, $388.4 million of asset impairment charges, and $0.5 million amortization of intangibles, total operating expenses were $209.4 million or 62.6% of consolidated net sales for the six months ended September 30, 2002. For the six months ended September 30, 2001 operating expenses, excluding $17.9 million of impairment charges, a $7.0 million restructuring expense and $22.2 million amortization of intangibles were $319.8 million or 50.1% of consolidated net sales.  The decrease in operating expenses during the second quarter is a result of restructuring efforts to reduce employee and other expenses as described above.  As a percentage of sales, operating expenses have increased as the decrease in costs is more than offset by the decrease in net sales.

Included in both cost of sales ($0.6 million and $0.8 million) and operating expenses ($7.1 million and $11.3 million) for the six months ending September 30, 2002 and 2001, respectively, is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price of the Company’s stock on the open market at the date of issuance).

Selling, general and administrative expense was $151.7 million or 45.4% of consolidated sales for the six months ended September 30, 2002, as compared to $238.5 million or 37.4% of consolidated net sales for the six months ended September 30, 2001. The decrease in these expenses is a result of the Company’s restructuring efforts to reduce operating costs of the business and, to a lesser extent, a result of the sale of ICS Advent.  The increase in selling general and administrative expenses as a percentage of sales is due to the decline of sales as mentioned above.

Product development expense was $57.7 million or 17.3% of consolidated net sales for the six months ended September 30, 2002, as compared to $81.2 million or 12.7% of consolidated sales for the same period a year ago.  The increase in product development expense as a percentage of sales is due primarily to the decrease in revenues, particularly within the communications test segment and reflects the Company’s continued commitment to innovation and new product development.

The Company recorded an impairment charge of $388.4 million during the six months ended September 30, 2002.  (See discussion in Management Discussion and Analysis - Results of Operations for Three Months Ended September 30, 2002)

During the six months ended September 30, 2002, the Company incurred charges of $25.4 million related to the additional restructuring of the business.  (See Note K Restructuring).  These charges are primarily related to severance, facilities closures and other related costs.

Amortization of intangibles was $0.5 million for the six months ended September 30, 2002, as compared to $22.2 million for the same period a year ago. The decrease was primarily attributable to the impairment and resulting write-down of the Company’s intangible assets during the fourth quarter of fiscal 2002.

Interest.     Interest expense, net of interest income, was $41.3 million for the six months ended September 30, 2002, as compared to $49.6 million for the same period a year ago.  The decrease in interest expense was attributable to lower interest rates on borrowings and a lower average debt balance resulting from a repayment of debt with the Airshow proceeds during the six months ended September 30, 2002.

Taxes.     During the six months ended September 30, 2002, the Company recorded tax benefits from continuing operations and discontinued operations of $66.3 million and $1.5 million, respectively.  The Company also recorded an income tax expense of $50.4 million related to a $125.3 million gain on the sale of its Airshow business and an expense of $27.9 million related to a $77.9 million net gain on the repayment of debt.  The Company anticipates using the taxable gain resulting from these events to offset the taxable losses from operations.

Segment Disclosure

The Company measures the performance of its subsidiaries by their respective new orders received (“bookings”), net sales and earnings before interest, taxes and amortization (“EBITA”), which excludes non-recurring and one-time charges. Included in each segment’s EBITA is an allocation of corporate expenses.  The information below includes bookings, net sales and EBITA for the three segments the Company operates (including bookings net sales and EBITA of ICS Advent).  The Airshow business was sold on August 9, 2002, and is excluded from these results as the company classified this business as a discontinued operation.

	Three Months Ended September 30,		Six Months Ended September 30,

SEGMENT	2002	2001	2002	2001

	(In thousands)
Communications test segment:
Bookings	$111,538	$153,730	$230,986	$366,457
Net sales	125,404	243,875	261,616	520,458
EBITA	(26,622)	14,306	(51,496)	49,230
Industrial computing and communications segment:
Bookings	$72,512	$28,194	$105,095	$68,152
Net sales	32,700	47,796	60,855	102,145
EBITA	186	(1,167)	256	(1,719)
da Vinci:
Bookings	$5,079	$4,923	$11,021	$14,326
Net sales	5,837	7,224	11,815	15,211
EBITA	1,736	1,838	3,734	3,867

Three and Six Months Ended September 30, 2002, Compared to Three and Six Months Ended September 30, 2001 – Communications Test Products

Bookings for communications test products decreased $42.2 million or 27.4% to $111.5 million for the three months ended September 30, 2002, as compared to $153.7 million for the same period a year ago.  For the six months ended September 30, 2002, bookings for communications test products decreased to $231.0 million as compared to $366.5 million for the same period a year ago.  The decrease is a result of the global economic slowdown and capital spending cutbacks in the communications industry within the last year.

Net sales of communications test products decreased $118.5 million or 48.6% to $125.4 million for the three months ended September 30, 2002, as compared to $243.9 million for the same period a year ago.  For the six months ended September 30, 2002 , net sales of communications test products were $261.6 million as compared to $520.5 million for the six months ended September 30, 2001. The decreased sales occurred within all product areas of the communications test businesses, with the most significant decline for optical transport products.

EBITA for the communications test products decreased $40.9 million to a loss of $26.6 million for the three months ended September 30, 2002, as compared to income of $14.3 million for the same period a year ago.  For the six months ended September 30, 2002, EBITA decreased by $100.7 million to a loss of $51.5 million as compared to income of $49.2 million for the same period a year ago.  The decrease primarily results from the significant decrease in sales and erosion in gross profit margins, which were partially offset by restructuring and other cost reduction strategies implemented within the last year.

Three and Six Months Ended September 30, 2002, Compared to Three and Six Months Ended September 30, 2001 - Industrial Computing and Communications Products

Bookings for industrial computing and communications products increased $44.3 million to $72.5 million for the three months ended September 30, 2002, as compared to $28.2 million for the same period a year ago.  For the six months ended September 30, 2002, bookings for this segment increased $36.9 million to $105.1 million, as compared to $68.2 million in the six months ended September 30, 2001.  Excluding the impact of ICS Advent, bookings for the Itronix business increased $58.8 million to $72.5 million for the three months ended September 30, 2002, as compared to $13.8 million for the same period a year ago.  For the six months ended September 30, 2002, bookings for the Itronix business increased $61.7 million to $105.1 million from $43.4 million for the same period a year ago.  Increased bookings in the Itronix business are due to a competitively priced large order from Sears for its GO BOOK durable notebook product during the second quarter of fiscal 2003.

Net sales of industrial computing and communications products decreased $15.1 million to $32.7 million for the three months ended September 30, 2002, as compared to $47.8 million for the same period a year ago.  For the six months ended September 30, 2002 sales within this segment decreased $41.3 million to $60.9 million as compared to $102.1 million for the same period a year ago.  The decrease in sales is due to the sale of ICS Advent and to a lesser extent, a decline in sales from the Itronix business.  Excluding ICS Advent, sales of Itronix decreased $1.2 million to $32.7 million for the second quarter of fiscal 2003, as compared to $33.9 million the same period a year ago.  For the six months ended September 30, 2002, sales of the Itronix business decreased $9.6 million to $60.9 million, as compared to $70.4 million for the same period a year ago.  The decrease in sales from Itronix is due to the introduction of GO BOOK during the first quarter of fiscal 2002 and due to the fulfillment of a robust backlog resulting from strong bookings during the fourth quarter of fiscal 2001.

EBITA for the industrial computing and communications segment was $0.2 million for the three months ended September 30, 2002, as compared to a loss of $1.2 million for the same period a year ago.  For the six months ended September 30, 2002 EBITA was $0.3 million as compared to the loss of $1.7 million for the same period a year ago.  Excluding ICS Advent, EBITA decreased by $0.8 million to $0.2 million for the quarter ended September 30, 2002, as compared to $1.0 million for the same period a year ago.  For the six months ended September 30, 2002, EBITA for the Itronix business decreased by $3.0 million to $0.3 million, as compared to $3.2 million for the same period a year ago.  The decrease in EBITA from the Itronix business is due to decreased sales and reduced gross margins as a result of competitive pricing and was partially offset by restructuring and other cost reduction strategies.

Three and Six Months Ended September 30, 2002, Compared to Three and Six Months Ended September 30, 2001 – da Vinci

Bookings for da Vinci products increased $0.2 million or 3.2% to $5.1 million for the three months ended September 30, 2002, as compared to $4.9 million for the same period a year ago.  For the six months ended September 30, 2002 bookings for this segment decreased $3.3 million to $11.0 million from $14.3 million for the same period a year ago.  The decrease is primarily related to industry cutbacks of advertising budgets, which indirectly drives capital expenditures within post production video houses. This decrease was most pronounced in the second half of fiscal 2002.

Net sales of the da Vinci business decreased $1.4 million or 19.2% to $5.8 million for the three months ended September 30, 2002, as compared to $7.2 million for the same period a year ago.  For the six months ended September 30, 2002 sales within this segment decreased $3.4 million to $11.8 million as compared to $15.2 million for the same period a year ago.  The decreased sales are due to both the industry cutbacks as discussed above, and from a robust backlog as of March 31, 2001, which benefited sales during the six-month period ended September 30, 2001.

EBITA for the da Vinci business of $1.7 million for the three months ended September 30, 2002 is consistent with the $1.8 million EBITA during the same period a year ago. For the six months ended September 30, 2002 EBITA was $3.7 million as compared to $3.9  million for the same period a year ago. The constant EBITA on a reduced level of sales reflects successful implementation of cost reduction actions taken to align the business costs with the reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

General.   The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the acquisition of Wavetek Wandel Goltermann, Inc., in May 2000 and the acquisition of Superior Electronics Group, Inc. (d/b/a Cheetah Technologies) in August 2000,  the recent and substantial operating losses recorded, and from the funding of working capital and capital expenditures.  As of September 30, 2002, the Company had $897 million   of indebtedness, primarily consisting of $168.7 million principal amount of Senior Subordinated Notes, $612.9 million in borrowings under the Company’s Senior Secured Credit Facility and $115.7 million under other debt obligations.

On August 9, 2002, upon the consummation of the sale of its Airshow business, the Company used $153 million of the net proceeds to repay a portion of its outstanding debt and for other corporate purposes.  The following table lists the future remaining payments for debt obligations for each of the twelve-month periods ended September 30 (in thousands):

Debt Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Senior secured credit facility	$8,657	$37,557	$53,609	$254,536	$258,552	—	$612,911
Senior secured convertible notes	—	—	—	—	—	80,319	80,319
Senior subordinated notes	—	—	—	—	—	168,715	168,715
Other notes payable	1,886	—	—	—	—	—	1,886
Capital leases and other debt	10,111	4,758	4,306	3,225	3,228	7,759	33,447

Total	$20,654	$42,315	$57,915	$257,761	$261,840	$256,793	$897,278

Note:     Operating leases and purchase obligations have not changed significantly from March 31, 2002; therefore, the Company has not updated information on the future payments for those obligations.

The Company has recorded significant losses from operations and seen a substantial reduction in revenues and operations as a result of the economic downturn and, in particular, the downturn within the telecommunications sector and related industries. Consequently, the Company has implemented extensive cost reduction plans to align its cost structures and its revenues. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with, among other covenants, the liquidity and EBITDA covenants required under the Senior Secured Credit Facility during the remainder of fiscal 2003 and 2004. Continued compliance with these covenant requirements during fiscal 2003 and 2004 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company’s cash requirements for debt service, including repayment of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007.

During July 2002, the Company’s lenders agreed to modify its EBITDA and certain other covenants, which became effective on August 7, 2002. Pursuant to these amendments, among other things the failure of the Company to pay at least $100 million outstanding under the Senior Secured Credit Facility on or prior to June 30, 2003, would cause the debt covenants to become more

restrictive as of that date.    The Company plans to continue to work with its senior lenders to amend its covenant requirements as necessary. However, for the upcoming quarters and into fiscal year 2004, the Company cannot provide any assurance that it will be in compliance with its debt covenants and, if it is not, that it will be able to reach agreement with its lenders to waive or modify such covenants.  Notwithstanding current forecasts of revenues and results of operations, assuming timely completion and execution of the cost reduction programs, the Company believes that, based on its increasing and significant debt repayment obligations during 2003 and 2004 the Company’s debt may need to be further renegotiated, extended or refinanced.  In addition, the Company may need to raise additional capital to meet its needs, to develop new products, businesses or technologies.  There can be no assurance that in the event the Company is required to extend, refinance or repay its debt, new or additional sources of financing will be available or will be available on terms acceptable to the Company.  Inability to further modify the debt covenants as necessary, could result in an event of default and cause the lenders to require immediate payment of all debt under the Revolving Credit Facility.  In such event, inability to repay the Company’s debt obligations or source alternative financing would have material negative impact on the business, financial position and results of operations of the Company and could result in a capital restructuring of the Company. There can be no assurance that the Company would be able to complete such a capital restructuring.

The Company’s future operating performance and ability to repay, extend or refinance the Senior Secured Credit Facility (including the Revolving Credit Facility) or any new borrowings, and to service and repay or refinance its 12 percent Convertible Notes due 2007 and its 9.75 percent Senior Subordinated Notes due 2008, will be subject to future economic, financial and business conditions and other factors, including demand for communications test equipment, many of which are beyond the Company’s control.

Cash Flows.     The Company’s cash and cash equivalents decreased $10.7 million during the six months ended September 30, 2002.

Working Capital.   For the six months ended September 30, 2002, the Company’s working capital decreased as its operating assets and liabilities provided $69.6 million of cash.  Accounts receivable decreased, creating a source of cash of $24.1 million, primarily due to the decrease in sales. Inventory levels decreased, creating a source of cash of $17.9 million, including non cash inventory charges of $12.3 million. Accounts payable decreased, creating a use of cash of $17.5 million, primarily as a result of the Company paying accounts payable outstanding at March 31, 2002.  Other current liabilities decreased, creating a use of cash of $21.3 million related primarily to restructuring payments and other assets decreased creating a source of cash of $66.4 million, primarily due to collection of the income tax refund received during the first quarter of fiscal 2003.

Investing activities.  The Company’s net investing activities provided $145.8 million of cash during the six-months ended September 30, 2002, due primarily to net proceeds of approximately $163 million from the sale of its Airshow and Wireless Instruments businesses, offset by capital expenditures of $18.8 million.

Financing Activities.   The Company’s financing activities used $129.6 million of cash during the six-months ended September 30, 2002, due primarily to repayment of approximately $153.0 million of outstanding debt with the proceeds from the sale of Airshow, offset by additional borrowings of cash under the Company’s revolving and other credit facilities.

Future Financing Sources.   As of September 30, 2002, the Company had $88.0 million of borrowings and $24.6 million of letters of credit outstanding under its revolving credit facility and $62.4 million of additional availability under the Revolving Credit Facility.

New Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amends APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses.  SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  Upon adoption of the provisions of SFAS No.145, the Company will reclassify the extraordinary items reported during fiscal 2001 and fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company is currently assessing the impact of SFAS 146 on its financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company sells its products into over 60 countries and has a direct presence in 28 countries.  The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates.  The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company’s principal currency exposures against the U.S. dollar are in the Euro and in Canadian currency.  The Company does use foreign currency forward exchange contracts to mitigate fluctuations in currency.  The Company’s market risk exposure to currency rate fluctuations is not material.  The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes.  The Company’s objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs.

At September 30, 2002, the Company had $612.9 million of variable rate debt outstanding, which represents approximately 69% of the Company’s total outstanding debt.

At September 30, 2002, the Company does not have any interest rate swap or cap agreements outstanding.  The Company had an interest rate swap contract, which expired during the second quarter of fiscal 2003.  The swap contract that expired had fixed interest rates higher than the three-month LIBOR quoted by its financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first six months of fiscal 2003 of $2.5 million.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the six months ended September 30, 2002, was approximately 7%.  Interest rates are at historically low rates and an increase in interest rates in the future could have a material impact on the results of operations and financial position of the Company.  An increase of 100 basis points in interest rates would increase interest expense by approximately $6.1 million on an annual basis.

Item 4.   Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.  The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.
(b)     Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  Other Information

Item 1.    Legal Proceedings

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company’s operations or financial position.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote

The Annual Meeting of the Stockholders was held on September 4, 2002 in New York, New York.  At such meeting 179,763,895 shares were entitled to vote.  The table below discloses the vote with respect to each proposal:

PROPOSAL I

To elect three directors to serve for a term ending upon the 2005 Annual Meeting of Stockholders and one director to serve for a term ending upon the 2003 Annual Meeting of Stockholders:

Nominees:  Ned C. Lautenbach, Marvin L. Mann and John R. Peeler for election to the class of directors whose terms expire in 2005, and Donald J. Gogel for election to the class of directors whose terms expire in 2003.

Number of Shares/Votes

Nominee	Term Expiring	For	Withheld

Ned C. Lautenbach	2005	179,175,427	588,468
Marvin L. Mann	2005	179,371,378	392,517
John R. Peeler	2005	179,184,306	579,589
Donald J. Gogel	2003	179,464,003	299,892

PROPOSAL II

To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the current fiscal year.

For:	179,504,100	99.86%
Against:	202,902	0.11%
Abstain:	56,893	0.03%

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)         Exhibits

             The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

4.13	Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd.
4.14	Form of Note Issuable under Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd.
4.15	Form of Warrant Issuable under Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd.
4.16

First Amendment, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership, to the Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership.

4.17

Amendment No. 3, dated as of August 5, 2002, among Acterna Corporation (“Acterna”), Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V, Fund VI, and certain other parties thereto.

10.25

Third Credit Agreement Amendment, dated as of August 7, 2002, among Acterna Corporation (“Acterna”), Acterna LLC, certain subsidiaries of Acterna LLC, JPMorgan Chase Bank (as successor by merger to the Morgan Guaranty Trust Company of New York (“Morgan Guaranty”)) as administrative agent, and certain of the lenders under the Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents.

10.26

Guarantee and Collateral Agreement, dated as of August 7, 2002, made by Acterna Corporation and Acterna LLC and certain subsidiaries of Acterna LLC in favor of CD&R VI (Barbados), Ltd. and certain other parties.

10.27

Assumption Agreement to the Intercreditor Agreement, dated as of August 7, 2002, between CD&R VI (Barbados), Ltd., JPMorgan Chase Bank as administrative agent, Clayton, Dubilier & Rice Fund VI Limited Partnership and Acterna LLC.

(b) Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K dated July 12, 2002, relating to the Company’s press release announcing the approval by the Company’s lender group of an amendment to the Company’s senior secured credit facility.

2.

The Company filed a Current Report on Form 8-K dated July 23, 2002, relating to the extension of cash tender offers for up to $155 million of the outstanding 9.75 percent Senior Subordinated Notes Due 2008 of Acterna LLC.

3.	The Company filed a Current Report on Form 8-K dated July 31, 2002, relating to the Company’s press release regarding first quarter results.
4.

The Company filed a Current Report on Form 8-K dated August 6, 2002, relating to the second extension of cash tender offers for up to $155 million of the outstanding 9.75 percent Senior Subordinated Notes Due 2008 of Acterna LLC.

5.	The Company filed a Current Report on Form 8-K dated August 9, 2002, relating to the closing on August 9, 2002, of the sale of the Company’s Airshow business to Rockwell Collins, Inc.
6.

The Company filed a Current Report on Form 8-K dated August 9, 2002, relating to the closing on August 9, 2002, of the sale of the Company’s Airshow business to Rockwell Collins, Inc., and attaching pro forma financial information as required pursuant to Article 11 of Regulation S-X in connection therewith.

7.

The Company filed a Current Report on Form 8-K dated August 14, 2002, relating to certifications of the Company’s Chief Executive Officer and the Company’s Corporate Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTERNA CORPORATION

Date November 14, 2002	/s/ NED C. LAUTENBACH

Ned C. Lautenbach Chairman and CEO

Date November 14, 2002	/s/ JOHN D. RATLIFF

John D. Ratliff Corporate Vice President and Chief Financial Officer; Principal Accounting Officer

CERTIFICATIONS

          I, Ned C. Lautenbach, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Acterna Corporation;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ NED C. LAUTENBACH

Ned C. Lautenbach Chairman and Chief Executive Officer

CERTIFICATIONS

          I, John D. Ratliff, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Acterna Corporation;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN D. RATLIFF

John D. Ratliff Corporate Vice President and Chief Financial Officer