Form 10-Q
period 2002-12-31
ACTERNA CORP
filed 2003-02-14
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 000-07438

ACTERNA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-2258582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12410 Milestone Center Drive

Germantown, Maryland 20876

(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code:  (240) 404-1550

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

At February 10, 2003, there were 192,282,130 shares of common stock of the registrant outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

PART I.    Financial Information

Item	1. Financial Statements

ACTERNA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net sales	$202,733	$233,277	$537,019	$871,092
Cost of sales	112,832	125,499	294,641	408,582

Gross profit	89,901	107,778	242,378	462,510

Selling, general and administrative expense	65,762	101,438	217,435	339,965
Product development expense	24,519	35,813	82,265	117,053
Impairment of goodwill and other assets	319	3,947	388,715	21,865
Restructuring expense	13,965	8,427	39,336	15,472
Amortization of intangibles	261	9,935	784	32,086

Total operating expenses	104,826	159,560	728,535	526,441

Operating loss	(14,925)	(51,782)	(486,157)	(63,931)

Interest expense	(17,824)	(22,693)	(59,377)	(73,669)
Interest income	171	140	379	1,523
Other income (expense), net	1,255	(990)	(132)	(6,249)

Loss from continuing operations before income taxes and extraordinary item	(31,323)	(75,325)	(545,287)	(142,326)
Provision for (benefit from) income taxes	(854)	(230)	(67,115)	78,889

Loss from continuing operations before extraordinary item	(30,469)	(75,095)	(478,172)	(221,215)

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense (benefit) of $655, ($1,527), and ($2,263), respectively	—	1,089	(1,513)	(6,462)
Gain on sale of discontinued operations, net of tax expense (benefit) of ($8,559) and $41,846, respectively	9,317	—	84,219	—

Net loss before extraordinary item	(21,152)	(74,006)	(395,466)	(227,677)

Gain on extinguishment of debt, net of tax expense (benefit) of ($4,993) and $22,859, respectively	4,993	—	55,076	—

Net loss	$(16,159)	$(74,006)	$(340,390)	$(227,677)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.16)	$(0.40)	$(2.49)	$(1.15)
Discontinued operations	0.05	0.01	0.43	(0.04)
Extraordinary item	0.03	—	0.29	—

	$(0.08)	$(0.39)	$(1.77)	$(1.19)

Weighted average number of common shares:
Basic and diluted	192,255	192,183	192,250	191,739

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,202	$42,739
Accounts receivable, net of allowance of $6,026 and $7,136, respectively	101,872	119,246
Inventories, net:
Raw materials	33,358	37,604
Work in process	17,389	35,885
Finished goods	27,012	35,250

Total inventories	77,759	108,739
Deferred income taxes	18,376	18,878
Income tax receivable	13,642	77,479
Other current assets	26,117	30,254
Current assets of discontinued operations held for sale	—	15,430

Total current assets	325,968	412,765

Property, plant and equipment, net	109,333	118,213
Goodwill, net	33,526	408,922
Intangible assets, net	1,044	1,828
Deferred debt issuance costs, net	17,322	26,582
Other non-current assets	10,076	19,979
Long-term assets of discontinued operations held for sale	—	26,267

Total assets	$497,269	$1,014,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,721	$2,523
Current portion of long-term debt	26,127	28,937
Accounts payable	51,522	68,262
Accrued expenses:
Compensation and benefits	29,235	36,752
Deferred revenue	37,271	49,231
Warranty	20,638	16,907
Interest	5,787	10,700
Restructuring	15,445	14,185
Other	26,293	31,657
Taxes other than income taxes	7,707	8,079
Accrued income taxes	27,095	31,262
Current liabilities of discontinued operations held for sale	—	10,644

Total current liabilities	248,841	309,139

Long-term debt	857,567	979,187
Long-term notes payable—related party	83,144	76,875
Deferred income taxes	16,550	17,581
Other long-term liabilities	63,138	68,549

Commitments and contingencies

Stockholders’ deficit:
Common stock	1,922	1,922
Additional paid-in capital	773,991	786,537
Accumulated deficit	(1,511,029)	(1,170,639)
Unearned compensation	(30,076)	(53,925)
Accumulated other comprehensive loss	(6,779)	(670)

Total stockholders’ deficit	(771,971)	(436,775)

Total liabilities and stockholders’ deficit	$497,269	$1,014,556

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
	(In thousands)
Operating activities:
Net loss	$(340,390)	$(227,677)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets	388,811	21,865
Gain on extinguishment of debt, net of tax	(55,076)	—
Gain on disposal of property and equipment	(395)	—
Gain on sale of Airshow, net of tax	(84,219)	—
Loss on sale of Wireless Instruments business	873	—
Benefit from income taxes	(67,115)	—
Bad debt expense	166	—
Depreciation expense	21,747	26,255
Amortization of intangibles	867	32,086
Amortization of unearned compensation	11,303	16,964
Amortization of deferred debt issuance costs	3,562	4,293
Non-cash interest expense	8,329	—
Change in deferred income taxes	(529)	72,135
Loss from discontinued operations	—	10,039
Change in operating assets and liabilities	78,782	42,996

Net cash flows used in operating activities	(33,284)	(1,044)

Investing activities:
Proceeds from sale of businesses	160,269	23,800
Purchase of property and equipment	(22,549)	(28,658)
Proceeds from sale of property and equipment	2,336	—
Purchase of businesses, net of cash acquired	—	(1,495)
Other	—	(4,266)

Net cash flows provided by (used in) investing activities	140,056	(10,619)

Financing activities:
Net borrowings under revolving facility and other debt	82,080	1,782
Early extinguishment of debt, including $1,617 transaction costs	(153,484)	—
Payment of debt issuance costs	—	(4,006)
Repayment of capital lease obligations	(893)	(68)
Proceeds from capital lease financing	7,634	—
Proceeds from issuance of common stock, net of expenses	—	2,082

Net cash flows used in financing activities	(64,663)	(210)

Effect of exchange rate on cash and cash equivalents	3,354	(203)

Increase (decrease) in cash and cash equivalents	45,463	(12,076)

Cash and cash equivalents at beginning of period	42,739	63,054

Cash and cash eqivalents at end of period	$88,202	$50,978

Change in operating asset and liability components:
Decrease in trade accounts receivable	$25,900	$93,375
Decrease in inventories	39,297	25,824
(Increase) decrease in other assets	(3,426)	731
Decrease in accounts payable	(16,645)	(29,785)
Increase (decrease) in accrued expenses, taxes and other	33,656	(47,149)

Change in operating assets and liabilities	$78,782	$42,996

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.	FORMATION, BACKGROUND AND RECENT DEVELOPMENTS

Acterna Corporation (the “Company”), was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company’s operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company’s continuing operations are managed in three business segments: communications test, industrial computing and communications, and da Vinci. The Company also had another segment, Airshow, which was sold on August 9, 2002. (See Note H. Discontinued Operations).

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

On August 9, 2002, the Company consummated the sale of its Airshow, Inc. business (“Airshow”) to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the proceeds received by the Company in excess of $28.5 million net assets disposed, a $2.0 million purchase price adjustment and a $0.9 million reimbursement of certain payables which were paid to Rockwell Collins during the third quarter of fiscal 2003. (See Note D. Divestitures). The Company used $153.5 million of the net proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.5 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75% Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1000 principal amount of notes tendered, and all accrued interest due thereon. (See Note I. Related Party Transaction). The Company has accounted for this business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (See Note H. Discontinued Operations).

During the second quarter of fiscal 2003, the Company recorded an impairment charge totaling $388.4 million related to the impairment of goodwill and certain other assets. (See Note F. Impairment Charges).

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

In light of the continued downturn and its negative impact on the Company’s results of operations and cash flows, the Company has determined that it should reduce its outstanding long-term debt in order to remain viable on a long-term basis. The Company recently commenced discussions with its senior lender group (representing the Company’s largest creditors) to restructure its existing long-term debt obligations. The Company has also engaged legal and financial advisors experienced in restructurings and has appointed a chief restructuring officer to augment its management team. The form that the restructuring is likely to take has not yet been determined, but could involve an out-of-court restructuring, an exchange offer or a so-called “prepackaged” or “prearranged” Chapter 11 case in order to implement the debt reduction. The discussions with the Company’s senior lenders have not progressed to the point where it is possible for the Company to predict the terms or timing of any such restructuring and there can be no assurance that any such restructuring will be successfully concluded. However, based on information currently available to the Company, it is likely that the holders of its existing common stock will not receive any recovery under any circumstances.

As of December 31, 2002, the Company had liquidity of approximately $97 million, which includes cash and cash equivalents of $88 million and available credit under its Revolving Credit Facility of $9 million.

Additional risks associated with the Company’s business are described in the Company’s Securities and Exchange Commission reports, including the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 (the “2002 Form 10-K/A”).

C.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s 2002 Form 10-K/A. The balance sheet amounts at March 31, 2002, in this report were extracted from the Company’s audited 2002 consolidated financial statements included in the 2002 Form 10-K/A. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. The assets and liabilities from the Airshow business have been segregated and are shown as assets and liabilities of discontinued operations at March 31, 2002. The information contained in the unaudited Consolidated Financial Statements reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, asset impairment and early extinguishment of debt. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements. Such estimates in these financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, warranty accruals, pension obligations, impairment charges and tax valuation allowances. Actual results could differ from those estimates. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results of the entire fiscal year.

D.	DIVESTITURES

On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the proceeds received by the Company in excess of

$28.5 million net assets disposed, a $2.0 million post closing purchase price adjustment and a $0.9 million reimbursement of certain payables, which were paid to Rockwell Collins during the third quarter of fiscal 2003. The fees and expense figures used to determine the gain on sale have been updated in the current quarter as a result of the resolution of the post-closing purchase price adjustment for an amount less than was originally estimated and certain other post-closing adjustments. As a result of updated full year taxable earnings estimates, the Company revised the calculation of its tax expense relating to discontinued operations to $41.8 million for the nine months ended December 31, 2002, from $50.4 million for the six months ended September 30, 2002. This $8.6 million tax benefit is included in the $9.3 million gain on sale of discontinued operations in the current quarter. (See Note M. Income Taxes). The Company used $153.5 million of the net proceeds from the sale of Airshow to repay a portion of its outstanding debt and for other corporate purposes. (See Note J. Debt). The Company has accounted for Airshow as a discontinued operation in accordance with SFAS No. 144. (See Note H. Discontinued Operations).

In addition, on September 5, 2002, the Company completed the disposition of its Wireless Instruments business for $5.7 million of net cash proceeds and recorded the resulting loss of $873,000. The $873,000 loss reflects the $127,000 gain which was initially recorded, net of a $1.0 million closing balance sheet adjustment which was recorded during the third quarter of fiscal 2003. The Wireless Instruments business does not qualify as a component of an entity in accordance with SFAS No. 144 and accordingly, the operating results of this business are included in continuing operations of the communications test business segment for all periods presented through the date of disposition.

E.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amended APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS No. 145 amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption of the provisions of SFAS No. 145 the Company will reclassify the extraordinary items reported during fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the application of SFAS No. 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45

clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. (See Note K. Warranty). The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FAS No. 123.” This statement provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement modifies the disclosure requirements of FAS No. 123, requiring among other things, increased disclosures within annual and interim financial reports. The provisions of this statement become effective for annual and interim financial reports covering periods beginning after December 15, 2002, with early adoption encouraged. The Company is currently assessing the impact of SFAS No. 148 on its disclosure requirements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first quarter beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. The Company is currently assessing the impact of FIN 46 on its financial position and results of operations.

F.	IMPAIRMENT CHARGES

During the second quarter of fiscal 2003, the Company recorded an impairment charge of $374.2 million related to the impairment of goodwill within the communications test segment (See Note G. Acquired Intangible Assets and Goodwill).

During the second quarter of fiscal 2003, as a result of the continued declining financial performance and reduced expectations for future earnings within the communications test segment, the Company decided to discontinue the ongoing implementation of its global enterprise planning (ERP) software system and other projects. As a result of these decisions, the Company wrote down $14.2 million of assets, including $13.6 million of capitalized internal-use software costs. These assets were previously included in the machinery and equipment classification of property and equipment. The $14.2 million charge relates to the communications test segment and is included in the impairment charge in the Company’s unaudited Statements of Operations.

G.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The acquired intangible assets as of December 31, 2002 and March 31, 2002 are as follows:

	December 31, 2002	March 31, 2002
	(In thousands)
Amortized intangible assets:
Gross carrying amount	$8,688	$8,758
Accumulated amortization	(7,644)	(6,930)

Total	$1,044	$1,828

Aggregate amortization expense:
For the nine months ended December 31, 2002	$784

Estimated amortization expense:
For the year ended March 31, 2003	$1,045
For the year ended March 31, 2004	$783

Intangible assets are amortized over a weighted average life of 8 years. Net intangible assets of Airshow shown in discontinued operations were $625,000 at March 31, 2002. The sale of Airshow business was consummated on August 9, 2002.

The changes in the carrying amount of goodwill during the nine months ended December 31, 2002, are as follows (in thousands):

	Reporting Units
	Communications Test	Itronix	da Vinci	Total
Balance as of March 31, 2002	$376,171	$31,645	$1,106	$408,922
Goodwill adjustments	(2,020)	727	48	(1,245)
Goodwill impairment charges	(374,151)	—	—	(374,151)

Balance as of December 31, 2002	$—	$32,372	$1,154	$33,526

The goodwill adjustments in the Itronix and da Vinci reporting units resulted from currency translation adjustments. The goodwill adjustments in the communications test segment resulted from a reduction related to the sale of the Wireless Instruments business (See Note D. Divestitures) offset by currency translation adjustments. In addition, the Company recorded a $374.2 million goodwill impairment charge during the second quarter of fiscal 2003, as described below.

During the second quarter of fiscal 2003, as a result of increasingly severe market conditions, the Company revised its long-term financial forecast projections, future declines in results of operations. Based on this revision of the long-term outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying amount of goodwill in the communications test segment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge of $374.2 million in the second quarter of fiscal 2003. This charge was recorded within the communications test segment and has been included in the impairment charge in the unaudited Consolidated Statement of Operations for the nine months ended December 31, 2002.

H.     DISCONTINUED OPERATIONS

On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the net proceeds received in excess of $28.5 million net assets disposed, a $2.0 million post closing purchase price adjustment and $0.9 million reimbursement of certain payables, which were repaid to Rockwell Collins during the third quarter of fiscal 2003. The Company used $153.5 million of the net proceeds of the sale to repay a portion of its outstanding debt and for other corporate purposes. (See Note D. Divestitures and Note J. Debt). The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within income (loss) from discontinued operations, net of tax in the Company’s unaudited Consolidated Statements of Operations for all periods presented. Additionally, the assets and liabilities of the Airshow business are reflected within the assets and liabilities of discontinued operations in the accompanying unaudited Consolidated Balance Sheets. The unaudited Consolidated Statements of Cash Flows have not been restated for discontinued operations. Airshow revenue for the nine months ended December 31, 2002 was $20.6 million. Airshow revenue for the three and nine months ended December 31, 2001 was $15.5 million and $49.1 million, respectively. Airshow pre-tax loss for the nine months ended December 31, 2002 was $3.1 million. Airshow pre-tax profit for the nine months ended December 31, 2001 was $5.8 million.

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

The net operating losses for ICS Advent and Itronix were initially reported as discontinued operations for the three months ended June 30, 2001. As a result of the reclassification, the net loss for ICS Advent and Itronix for the three months ended June 30, 2001, was reclassified into continuing operations and an offset by an equal net income amount was included as discontinued operations. Therefore, the net loss in total for the Company as previously reported for this period did not change. The charge reported as discontinued operations for the three month period ended September 30, 2001 includes net operating losses previously deferred for ICS Advent and Itronix. The Statement of Cash Flows for the three months ended June 30, 2001 was not reclassified as this statement was not previously presented on a discontinued basis. The operating results for ICS Advent and Itronix during the three months ended September 30, 2001 were initially reported within continuing operations. As such, no adjustments were necessary.

I.	RELATED PARTY TRANSACTION

On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados), Ltd. (“CD&R Barbados”), commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008. The tender offers provided for cash consideration of $220 in exchange for each $1000 principal amount of notes tendered, and all accrued interest due thereon. These combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new senior secured convertible notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 issued to Clayton, Dubilier & Rice VI Limited Partnership (“CD&R Fund VI”) in January 2002 except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna LLC, CD&R Barbados exercised this right to reinvest $2.8 million of its after-tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

J.     DEBT

On August 9, 2002, the Company consummated the sale of its Airshow business and received net proceeds of approximately $157.4 million. The Company used $153.5 million of these proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.5 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75% Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1000 principal amount of notes tendered, and all accrued interest due thereon. (See Note I. Related Party Transaction). The retirement of the Senior Subordinated Notes was made in connection with the June 24, 2002 cash tender offers, as amended. (See Note I. Related Party Transaction). As a result of the retirement of the Senior Subordinated Notes and term loan borrowings, the Company recorded a pre-tax gain of approximately $77.9 million, net of approximately $6 million for the write-off of debt issuance costs. As a result of updated full year taxable earnings estimates, the Company revised the calculation of tax expense relating to extraordinary gain to $22.9 million for the nine months ended December 31, 2002 from $27.9 million for the six months ended September 30, 2002. This $5 million tax benefit is shown as an extraordinary item in the current quarter. During the third quarter of fiscal 2003, the Company utilized borrowings of $62 million under its Revolving Credit Facility. At December 31, 2002, the Company had approximately $968.6 million of outstanding debt, broken out as follows:

	December 31, 2002	March 31, 2002
	(In thousands)
Senior secured credit facility	$679,637	$710,683
Senior subordinated notes	168,715	275,000
Senior secured convertible notes	83,144	76,875
Capital leases and other debt	33,146	22,441
Other notes payable	3,917	2,523

Total debt	968,559	1,087,522
Less current portion	27,848	31,460

Long-term debt	$940,711	$1,056,062

The following table lists the future payments for debt obligations for each of the twelve-month periods ended December 31 (in thousands):

Debt Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Senior secured credit facility	$17,250	$40,376	$63,234	$214,984	$343,793	—	$679,637
Senior secured convertible notes	—	—	—	—	83,144	—	83,144
Senior subordinated notes	—	—	—	—	—	168,715	168,715
Other notes payable	1,721	1,245	478	473	—	—	3,917
Capital leases and other debt	8,877	4,746	4,182	3,704	3,834	7,803	33,146

Total	$27,848	$46,367	$67,894	$219,161	$430,771	$176,518	$968,559

During July 2002, the Company reached an agreement with its lenders regarding amendments to its Senior Secured Credit Facility. Under the amendments, which became effective on August 7, 2002, the lenders, among other things, approved the sale of the Company’s Airshow business to Rockwell Collins and agreed to certain changes to financial covenants in the Revolving Credit Facility. As part of this agreement, the minimum liquidity requirement of $25 million at the end of each quarter will remain the same; however, the minimum cumulative EBITDA covenants (as defined in the Senior Secured Credit Facility) have been modified as follows: negative $40 million for the two quarters ended September 2002; negative $17 million for the three quarters ended December 2002; and $0 for the four quarters ending March 2003. If the Company pays an additional $100 million of term debt on or prior to June 30, 2003, minimum cumulative EBITDA covenants for the following four quarters will be modified as follows: $20 million for June 2003; $30 million for September 2003; $40 million for December 2003; and $50 million for March 2004. If the Company does not repay at least $100 million of term debt prior to June 2003, the Company would then be subject, until 2007, to more restrictive financial covenants regarding its interest coverage ratio, defined as the ratio of the Company’s EBITDA to its interest expense, and its leverage ratio, defined as the ratio of the

Company’s total indebtedness to its EBITDA. During this period, if the Company does not repay at least $100 million as described above, the Company’s interest coverage ratio would not be permitted to be less than 2 to 1 and its leverage ratio would not be permitted to exceed 4.5 to 1. In addition, the lenders permitted the Company to use up to $24 million to purchase a portion of its 9.75% Senior Subordinated Notes due 2008 pursuant to the combined tender offers. (See Note I. Related Party Transaction).

As of December 31, 2002, the Company was in compliance with its financial covenants. The financial covenants the Company is subject to are defined per the terms of the Senior Secured Credit Agreement, as amended. Liquidity is defined as cash or cash equivalents, plus available borrowings under the Revolving Credit Facility as of the balance sheet date. EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization for the period presented. EBITDA can be modified for certain items as defined in the credit agreement. Given the current market conditions and the progressive nature of the required EBITDA covenants, the Company cannot provide any assurance that it will be able to achieve compliance in future quarters. (See Note B. Liquidity)

K.	WARRANTY

The Company accrues for warranty costs at the time of shipment, based upon estimates of expected rework rates and warranty costs to be incurred. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the amount of actual warranty costs could differ from the Company’s estimates. The Company’s customary warranty period ranges from one to three years.

The following table summarizes the warranty expenses and settlements incurred during the third quarter of fiscal 2003 (in thousands):

	Balance September 30, 2002	Additional Accruals to Cover Future Warranty Obligations	Settlements Made To Warranty Obligations	Balance December 31, 2002
Warranty liability	$17,669	$5,320	($2,351)	$20,638

L.	RESTRUCTURING OF OPERATIONS

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. During the first and second quarters of fiscal 2003, the Company announced restructuring actions primarily related to the reduction of the workforce and facility closure costs and recorded restructuring charges of $6.2 million and $19.2 million, respectively. The Company also announced restructuring actions during the third quarter of fiscal 2003, resulting in total charges of $14.0 million associated with the reduction of additional workforce (approximately 275 employees) and facility closure costs. These charges were incurred by the Company’s communications test segment. (See Note B. Liquidity).

The following table summarizes the restructuring expenses and payments incurred during the first three quarters of fiscal 2003 (in thousands):

	Balance March 31, 2002	Expense	Paid	Balance June 30, 2002	Expense	Paid	Balance Sep 30, 2002	Expense	Paid	Balance Dec 31, 2002
Workforce	$13,388	$5,656	$(9,475)	$9,569	$15,575	$(9,420)	$15,724	$12,713	$(17,021)	$11,416
Facilities	371	—	—	371	3,599	(371)	3,599	1,252	(822)	4,029
Other	426	500	(500)	426	41	(452)	15	—	(15)	—

	$14,185	$6,156	$(9,975)	$10,366	$19,215	$(10,243)	$19,338	$13,965	$(17,858)	$15,445

M.	INCOME TAXES

A tax benefit from continuing operations of $67.1 million was recorded for the nine months ended December 31, 2002. Additionally, a $14.5 million tax benefit was recorded in Discontinued Operations and the Extraordinary Item upon the release of a portion of the valuation allowance previously established against tax operating loss carryforwards. A full valuation allowance continues on the remaining US and certain foreign deferred tax assets recognized in prior years. The Company anticipates using both the losses from continuing operations and the tax loss carryforwards to offset pre-tax gains from the sale of Airshow (see Note D. Divestitures) and the repayment of debt (see Note J. Debt) in the amounts of $126 and $77.9 million respectively. The Company has applied a net provision against these gains using an estimated effective tax rate, adjusted by the benefit recorded on the release of the valuation allowance, and will continue to adjust these provisions, as appropriate, based on the outcome of the total year taxable results.

N.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(16,159)	$(74,006)	$(340,390)	$(227,677)
Foreign currency translation adjustments	(5,416)	1,390	(6,109)	(1,875)

Comprehensive loss	$(21,575)	$(72,616)	$(346,499)	$(229,552)

O.	LOSS PER SHARE

Loss per share is calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net loss from continuing operations	$(30,469)	$(75,095)	$(478,172)	$(221,215)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	1,089	(1,513)	(6,462)
Gain on sale of discontinued operations, net of tax	9,317	—	84,219	—
Extraordinary item, net of tax	4,993	—	55,076	—

Net loss	$(16,159)	$(74,006)	$(340,390)	$(227,677)

Basic and diluted:
Common shares outstanding, beginning of period	192,248	192,089	192,248	190,953
Weighted average common shares issued during the period	7	94	2	786

Weighted average common shares outstanding, end of period	192,255	192,183	192,250	191,739

Net income(loss):
Continuing operations	($0.16)	($0.40)	($2.49)	($1.15)
Discontinued operations	0.05	0.01	0.43	(0.04)
Extraordinary item	0.03	—	0.29	—

Net loss per common share	($0.08)	($0.39)	($1.77)	($1.19)

Stock options were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

P.	SEGMENT INFORMATION

As of December 31, 2002, the Company had three reportable segments: communications test, industrial computing and communications, and da Vinci. Net sales, earnings before interest, taxes and amortization (“EBITA”) and total assets for the three and nine months ended December 31, 2002 and 2001 for each of these segments are shown below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
	(in thousands)
Communications test segment
Sales	$147,284	$187,215	$408,900	$707,673
EBITA	1,192	(23,967)	(50,304)	25,263
Total assets	411,619	944,445	411,619	944,445

Industrial computing and communications segment
Sales	50,371	41,139	111,226	143,285
EBITA	3,260	1,625	3,516	(94)
Total assets	79,541	91,300	79,541	91,300

da Vinci
Sales	5,078	4,923	16,893	20,134
EBITA	1,278	1,167	5,012	5,034
Total assets	5,321	6,278	5,321	6,278

Discontinued operations
Total assets	—	42,874	—	42,874

Corporate
Loss before interest and taxes	(1,255)	(3,715)	(3,842)	(8,400)
Total assets	788	61,756	788	61,756

Total company
Sales	202,733	233,277	537,019	871,092
EBITA	4,475	(24,890)	(45,618)	21,803
Total assets	$497,269	$1,146,653	$497,269	$1,146,653

The following are excluded from the calculation of EBITA:

Amortization of unearned compensation	$(3,403)	$(4,752)	$(11,111)	$(16,541)
Amortization of intangibles	(261)	(9,935)	(784)	(32,086)
Impairment of goodwill and other assets	(319)	(3,947)	(388,715)	(21,865)
WWG restructuring	—	—	—	(485)
One-time and other special charges	—	(820)	—	(5,535)
Restructuring charges	(13,965)	(8,427)	(39,336)	(15,472)
Other charges	(197)	—	(724)	—

Total excluded items	(18,145)	(27,881)	(440,670)	(91,984)
Other (income) expense, net	(1,255)	990	132	6,250

Operating loss	($14,925)	($51,781)	($486,156)	($63,931)

Q.	SUBSEQUENT EVENT

On February 13, 2003, the Company entered into a purchase and sale agreement with Tollgrade Communications for certain assets of its communications test business for a total purchase price of $16.7 million, including $2.4 million which is subject to a contingent payment obligation based upon achieving certain performance objectives.

On February 3, 2003, as a result of the Company’s not having satisfied the applicable listing requirements, the Company’s common stock was delisted from the Nasdaq SmallCap Market and is now traded on the OTC Bulletin Board.

R.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ACTERNA CORPORATION, ACTERNA LLC AND NON-GUARANTOR SUBSIDIARIES

In connection with the Company’s recapitalization and related transactions, Acterna LLC became the primary obligor with respect to substantially all of the indebtedness of Acterna Corporation, including the 9.75% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”).

Acterna Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Acterna Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Acterna LLC. Certain other subsidiaries of the Company are not guarantors of the Senior Subordinated Notes. The unaudited condensed consolidated financial statements presented herein include the statements of operations, balance sheets, and statements of cash flows without additional disclosure as the Company has determined that the additional disclosure is not material to investors. The Company has consolidated certain legal entities, which resulted in changes to the composition of Acterna LLC. These changes have been reflected in all condensed consolidated financial statements for fiscal 2003. In addition, the Company revised its condensed consolidated balance sheet as of March 31, 2002 to reflect the legal consolidation discussed above.

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Months Ended December 31, 2002

(Unaudited)

			Non-
	Acterna	Acterna	Guarantor		Total
	Corp	LLC	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net sales	$—	$225,895	$311,124	—	$537,019
Cost of sales	—	113,955	180,686	—	294,641

Gross profit	—	111,940	130,438	—	242,378

Selling, general and administrative expense	—	111,090	106,345	—	217,435
Product development expense	—	47,186	35,079	—	82,265
Impairment of goodwill and other assets	—	30,772	357,943	—	388,715
Restructuring expense	—	17,783	21,553	—	39,336
Amortization of intangibles	—	—	784	—	784

Total operating expenses	—	206,831	521,704	—	728,535

Operating loss	—	(94,891)	(391,266)	—	(486,157)

Interest expense	—	(53,786)	(5,591)	—	(59,377)
Interest income	—	—	379	—	379
Intercompany interest income (expense)	—	9,490	(9,490)	—	—
Intercompany royalty income (expense)	—	3,130	(3,130)	—	—
Other income (expense), net	—	4,528	(4,660)	—	(132)

Loss from continuing operations before income taxes and extraordinary item	—	(131,529)	(413,758)	—	(545,287)
Benefit from income taxes	—	(24,113)	(43,002)	—	(67,115)

Loss from continuing operations before extraordinary item	—	(107,416)	(370,756)	—	(478,172)
Equity loss	(340,390)	(372,269)	—	712,659	—
Discontinued Operations:
Loss from discontinued operations, net	—	—	(1,513)	—	(1,513)
Gain from sale of discontinued operations, net	—	84,219	—	—	84,219

Net loss before extraordinary item	(340,390)	(395,466)	(372,269)	712,659	(395,466)
Gain from early extinguishment of debt, net		55,076	—	—	55,076

Net loss	$(340,390)	$(340,390)	$(372,269)	$712,659	$(340,390)

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Months Ended December 31, 2001

(Unaudited)

			Non-
	Acterna	Acterna	Guarantor		Total
	Corp	LLC	Subsidiaries	Elimination	Consolidated
	(in thousands)
Net sales	$—	$259,391	$611,701	$—	$871,092
Cost of sales	—	118,882	289,700	—	$408,582

Gross profit	—	140,509	322,001	—	$462,510
Selling, general and administrative expense	—	169,954	170,011		339,965
Product development expense	—	43,972	73,081	—	117,053
Impairment of goodwill and other assets	—	—	21,865	—	21,865
Restructuring expense	—	11,289	4,183	—	15,472
Amortization of intangibles	—	2,607	29,479	—	32,086

Total operating expenses	—	227,822	298,619	—	526,441

Operating loss	—	(87,313)	23,382	—	(63,931)
Interest expense	—	(64,611)	(9,058)	—	(73,669)
Interest income	—	264	1,259	—	1,523
Intercompany interest income (expense)	—	(3,563)	3,563	—	—
Intercompany royalty income (expense)	—	2,569	(2,569)	—	—
Other income (expense), net	—	954	(7,203)	—	(6,249)

Loss from continuing operations before income taxes	—	(151,700)	9,374	—	(142,326)
Provision for income taxes	—	32,300	46,589	—	78,889

Loss from continuing operations	—	(184,000)	(37,215)	—	(221,215)
Equity Loss	(227,677)	(43,677)	—	271,354	—
Loss from discontinued operations, net	—	—	(6,462)	—	(6,462)

Net loss	$(227,677)	$(227,677)	$(43,677)	$271,354	$(227,677)

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2002

(Unaudited)

			Non-
	Acterna	Acterna	Guarantor		Total
	Corp	LLC	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,157	$37,045	$—	$88,202
Accounts receivable, net	—	30,391	71,481	—	101,872
Inventories, net	—	19,804	57,955	—	77,759
Other current assets	—	36,751	21,384	—	58,135

Total current assets	—	138,103	187,865	—	325,968

Property, plant, and equipment, net	—	31,532	77,801	—	109,333
Investments in and advances to consolidated subsidiaries	(771,971)	14,721	(654,821)	1,412,071	—
Goodwill and intangible assets, net	—	—	34,570	—	34,570
Other non-current assets	—	21,770	5,628	—	27,398

Total assets	$(771,971)	$206,126	$(348,957)	$1,412,071	$497,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$—	$22,142	$5,706	$—	27,848
Accounts payable	—	18,125	33,397	—	51,522
Accrued expenses	—	76,515	92,956	—	169,471

Total current liabilities	—	116,782	132,059	—	248,841

Long-term debt	—	837,880	102,831	—	940,711
Other long-term liabilities	—	23,435	56,253	—	79,688
Stockholders’ deficit:
Common stock	1,922	—	—	—	1,922
Additional paid-in capital	773,991	—	—	—	773,991
Accumulated deficit	(1,511,029)	—	—	—	(1,511,029)
Unearned compensation	(30,076)	—	—	—	(30,076)
Accumulated other comprehensive income loss	(6,779)	—	—	—	(6,779)
Parent stockholders’ deficit	—	(771,971)	(640,100)	1,412,071	—

Total stockholders’ deficit	(771,971)	(771,971)	(640,100)	1,412,071	(771,971)

Total liabilities and stockholders’ deficit	$(771,971)	$206,126	$(348,957)	$1,412,071	$497,269

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2002

(Unaudited)

			Non-
	Acterna	Acterna	Guarantor		Total
	Corp	LLC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,969	$27,770	$—	$42,739
Accounts receivable, net	—	51,627	67,619	—	119,246
Inventories, net	—	27,606	81,133	—	108,739
Other current assets	—	92,859	33,752	—	126,611
Current assets of discontinued operations held for sale	—	—	15,430	—	15,430

Total current assets	—	187,061	225,704	—	412,764
Property, plant, and equipment, net	—	38,569	79,644	—	118,213
Investments in and advances to consolidated subsidiaries	(436,775)	(213,252)	(615,144)	1,265,171	—
Goodwill, net	—	16,908	392,014	—	408,922
Intangible assets, net	—	—	1,828	—	1,828
Other non-current assets	—	42,692	3,869	—	46,561
Long-term assets of discontinued operations held for sale	—	—	26,267	—	26,267

Total assets	$(436,775)	$71,978	$114,182	$1,265,171	$1,014,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$—	$23,927	$7,533	$—	$31,460
Accounts payable	—	30,193	38,069	—	68,262
Accrued expenses	—	98,402	100,371	—	198,773
Current liabilities of discontinued operations held for sale	—	—	10,644	—	10,644

Total current liabilities	—	152,522	156,617	—	309,139
Long-term debt	—	955,398	100,664	—	1,056,062
Other long-term liabilities	—	35,401	50,729	—	86,130
Stockholders’ deficit:
Common stock	1,922	—	—	—	1,922
Additional paid-in capital	786,537	—	—	—	786,537
Accumulated deficit	(1,170,639)	—	—	—	(1,170,639)
Unearned compensation	(53,925)	—	—	—	(53,925)
Accumulated other comprehensive loss	(670)	—	—	—	(670)
Parent stockholder’s deficit	—	(1,071,343)	(193,828)	1,265,171	—

Total stockholders’ deficit	(436,775)	(1,071,343)	(193,828)	1,265,171	(436,775)

Total liabilities and stockholders’ deficit	$(436,775)	$71,978	$114,182	$1,265,171	$1,014,556

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2002

(Unaudited)

	Acterna Corp	Acterna LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net loss	$(340,390)	$(340,390)	$(372,268)	$712,658	$(340,390)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets	—	30,453	358,358	—	388,811
Gain on extinguishment of debt, net	—	(55,076)	—	—	(55,076)
Gain on disposal of property and equipment	—	—	(395)	—	(395)
Gain on sale of Airshow, net	—	(84,219)	—	—	(84,219)
Loss on sale of Wireless Instruments business	—	190	683	—	873
Benefit from income taxes	—	(24,113)	(43,002)	—	(67,115)
Bad debt expense	—	70	96	—	166
Depreciation expense	—	11,081	10,666	—	21,747
Amortization of intangibles	—	—	867	—	867
Amortization of unearned compensation	—	11,081	222	—	11,303
Amortization of deferred debt discount and issuance costs	—	3,562	—	—	3,562
Non-cash interest expense	—	8,329	—	—	8,329
Change in deferred income taxes	—	2,979	(3,508)	—	(529)
Effect of changes in intercompany	340,390	344,974	27,294	(712,658)	—
Change in operating assets and liabilities	—	31,365	47,417	—	78,782

Net cash flows used in operating activities	—	(59,714)	26,430	—	(33,284)

Investing activities:
Proceeds from sale of businesses	—	160,269	—	—	160,269
Purchase of property and equipment	—	(18,081)	(4,468)	—	(22,549)
Proceeds from sale of property and equipment	—	—	2,336	—	2,336
Purchase of businesses, net of cash acquired	—	—	—	—	—

Net cash flows provided by (used in) investing activities	—	142,188	(2,132)	—	140,056

Financing activities:
Net borrowings under revolving facility and other debt	—	82,080		—	82,080
Early extinguishment of debt	—	(135,088)	(18,396)	—	(153,484)
Repayment of capital lease obligations	—	(352)	(541)	—	(893)
Proceeds from capital lease financing	—	7,074	560	—	7,634

Net cash flows used in financing activities	—	(46,286)	(18,377)	—	(64,663)

Effect of exchange rate on cash and cash equivalents	—	—	3,354	—	3,354

Increase in cash and cash equivalents	—	36,188	9,275	—	45,463

Cash and cash equivalents at beginning of period	—	14,969	27,770	—	42,739

Cash and cash eqivalents at end of period	$—	$51,157	$37,045	$—	$88,202

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2001

	Acterna Corp	Acterna LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net loss	$(227,677)	$(227,677)	$(46,443)	$274,120	$(227,677)
Adjustments for non-cash items included in net loss:
Impairment of goodwill and other assets	—	—	21,865	—	21,865
Depreciation expense	—	9,049	17,206	—	26,255
Amortization of intangibles	—	2,608	29,478	—	32,086
Amortization of unearned compensation	—	8,023	8,941	—	16,964
Amortization of deferred debt discount and issuance costs	—	4,293	—	—	4,293
Change in deferred income taxes	—	72,135	—	—	72,135
Loss from discontinued operations	—	—	10,039	—	10,039
Effect of changes in intercompany	227,677	107,080	(60,637)	(274,120)	—
Change in operating assets and liabilities	—	24,989	18,007	—	42,996

Net cash flows provided by (used in) operating activities	—	500	(1,544)	—	(1,044)

Investing activities:
Proceeds from sale of businesses	—	—	23,800	—	23,800
Purchase of property and equipment	—	(11,380)	(17,278)	—	(28,658)
Purchase of businesses, net of cash acquired	—	—	(1,495)	—	(1,495)
Other	—	(2,574)	(1,692)	—	(4,266)

Net cash flows provided by (used in) investing activities	—	(13,954)	3,335	—	(10,619)

Financing activities:
Net borrowings under revolving facility and term loan debt	—	13,000	(11,218)	—	1,782
Payment of debt issuance costs	—	(4,006)	—	—	(4,006)
Repayment of capital lease obligations	—	—	(68)	—	(68)
Proceeds from issuance of common stock, net of expenses	—	2,082	—	—	2,082

Net cash flows provided by (used in) financing activities	—	11,076	(11,286)	—	(210)

Effect of exchange rate on cash and cash equivalents	—	—	(203)	—	(203)

Decrease in cash and cash equivalents	—	(2,378)	(9,698)	—	(12,076)

Cash and cash equivalents at beginning of period	—	22,179	40,875	—	63,054

Cash and cash equivalents at end of period	$—	$19,801	$31,177	$—	$50,978

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of headcount reductions and their corresponding impact on the Company’s operations, the effect of the Company’s accounting policies, the success of the Company’s current efforts to restructure its outstanding debt, and other risks detailed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 and below.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, the Company’s most critical accounting policies and estimates were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, long-lived assets, intangible assets and goodwill, income taxes, pension plans and warranty reserves. The Company considered the disclosure requirements of Financial Release 60 regarding critical accounting policies and concluded that there were no material changes during the quarter ended December 31, 2002 that would warrant further disclosure. The Company has also considered the disclosure requirements of Financial Release 61 regarding liquidity and capital resources, certain trading activities and related party and certain other disclosures, and accordingly, has provided the necessary disclosure within this Form 10-Q, including those on related party transactions (See Related Party Transaction) and those related to the Company’s liquidity (See Liquidity and Capital Resources).

OVERVIEW

The Company’s continuing operations are managed in three business segments: communications test, industrial computing and communications, and da Vinci. The Company also had another segment, Airshow, which was sold on August 9, 2002. Airshow’s results are shown as discontinued operations and are therefore excluded from results of continuing operations for all periods presented through the date of disposition.

The global economic downturn has continued to exacerbate the severe negative downturn in the Company’s communications test segment as well as its other businesses. As a result, the Company continues to experience diminished product demand, excess manufacturing capacity and erosion of average selling prices. In the third quarter of the current fiscal year, the Company’s bookings decreased to approximately $159.0 million from approximately $189.1 million in the second quarter and from approximately $213.0 million in the third quarter of the previous fiscal year. The decrease in current year bookings from prior year is due to the economic downturn as mentioned above. Sequentially, the decrease from the second quarter is primarily due to the impact of a large order from Sears within the Company’s industrial computing and communications segment during the second quarter of fiscal 2003. The Company cannot predict the duration of this downturn or the severity of the continued declines in the Company’s communications test and other businesses.

During the second quarter of fiscal 2003, as a result of the continued declines and reduced expectations for future earnings, the Company recorded an impairment charge of $374.2 million related to the impairment of goodwill within the communications test segment (See Note G. Acquired Intangible Assets and Goodwill).

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. During the first quarter of fiscal 2003, the Company announced restructuring actions primarily related to the reduction of the workforce and recorded restructuring charges of $6.2 million as a result of these actions. The Company also announced restructuring actions during the second quarter of fiscal 2003, resulting in total charges of $19.2 million. The $19.2 million of charges were associated with the reduction of approximately 500 additional workers and facilities closure costs.

During October 2002, in response to the continued industry downturn and the new capital spending reductions reported by several key customers, the Company announced plans to further reduce its workforce. As a result, the Company recorded an additional restructuring charge of $14.0 million in the third quarter of fiscal 2003, of which $12.7 million was associated with workforce reduction and the remainder with facility closures.

During the nine months ended December 31, 2002, the Company paid approximately $38.1 million in severance and other restructuring related costs. At December 31, 2002, the Company has a remaining restructuring liability of approximately $15.4 million and the Company anticipates that this amount will be paid primarily during the remainder of fiscal 2003. (See Note L. Restructuring.)

At December 31, 2002, the Company’s headcount was approximately 3,217, a 34% reduction from approximately 4,875 at December 31, 2001 (excluding the headcount of the Airshow business and ICS Advent).

In light of the continued downturn and its negative impact on the Company’s results of operations and cash flows, the Company has determined that it should reduce its outstanding long-term debt in order to remain viable on a long-term basis. The Company recently commenced discussions with its senior lender group (representing the Company’s largest creditors) to restructure its existing long-term debt obligations. The Company has also engaged legal and financial advisors experienced in restructurings and has appointed a chief restructuring officer to augment its management team. The form that the restructuring is likely to take has not yet been determined, but could involve an out-of-court restructuring, an exchange offer or a so-called “prepackaged” or “prearranged” Chapter 11 case in order to implement the debt reduction. The discussions with the Company’s senior lenders have not progressed to the point where it is possible for the Company to predict the terms or timing of any such restructuring and there can be no assurance that any such restructuring will be successfully concluded. However, based on information currently available to the Company, it is likely that the holders of its existing common stock will not receive any recovery under any circumstances.

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

RELATED PARTY TRANSACTION

On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados), Ltd. (“CD&R Barbados”), commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008. These tender offers provided for cash consideration of $220 in exchange for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. The combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes now held by CD&R Barbados in new senior secured convertible notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 issued to Clayton, Dubilier & Rice VI Limited Partnership (“CD&R Fund VI”) in January 2002, except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna LLC, CD&R Barbados exercised this right to reinvest $2.8 million of after-tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12%

per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2002, as Compared to Three Months Ended December 30, 2001 on a Consolidated Basis from Continuing Operations.

Net sales.    For the three months ended December 31, 2002, consolidated net sales decreased approximately $30.5 million or 13.1% to $202.7 million as compared to $233.3 million for the three months ended December 31, 2001. The decrease is primarily attributable to reduced overall demand for the Company’s communications test products. This decrease was partially offset by an $18.0 million sale resulting from a previously booked order in the Company’s communications test segment as well as $24.3 million of sales from a competitively priced order with Sears within the Company’s industrial computing and communications segment.

Gross profit.    Consolidated gross profit decreased $17.9 million to $89.9 million or 44.3% of consolidated net sales for the three months ended December 31, 2002, as compared to $107.8 million or 46.2% of consolidated net sales for the three months ended December 31, 2001. The reduction in gross profit was primarily due to the reduction in net sales, while the reduction in gross profit as a percentage of net sales is due to pricing pressures and the impact of large, competitively priced orders within the Company’s communications test and industrial computing and communications segments.

Operating expenses.    Operating expenses consist of selling, general and administrative expense; product development expense; impairment charges; restructuring expense; and amortization of intangibles. Total operating expenses were $104.8 million or 51.7% of consolidated net sales for the three months ended December 31, 2002, as compared to $159.6 million or 68.4% of consolidated net sales for the three months ended December 31, 2001. Excluding the impact of $14.0 million of restructuring charges, $0.3 million of asset impairment charges, and $0.3 million amortization of intangibles, total operating expenses were $90.3 million or 44.5% of consolidated net sales for the three months ended December 31, 2002. For the three months ended December 31, 2001 operating expenses, excluding $8.4 million restructuring charges, $3.9 million of asset impairment expense and $9.9 million amortization of intangibles were $137.3 million or 58.9% of consolidated net sales. The decrease in operating expenses in dollars and as a percentage of sales during the current quarter is a result of restructuring efforts to reduce employee-related and other expenses as described above.

Included in both cost of sales ($0.3 million and $0.3 million) and operating expenses ($3.1 million and $4.4 million) for the three months ended December 31, 2002 and 2001, respectively, is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price of the Company’s stock on the open market at the date of issuance).

Selling, general and administrative expense was $65.8 million or 32.4% of consolidated sales for the three months ended December 31, 2002, as compared to $101.4 million or 43.5% of consolidated net sales for the three months ended December 31, 2001. The decrease in these expenses in dollars and as a percentage of sales is a result of the Company’s restructuring efforts and reductions in the Company’s discretionary spending.

Product development expense was $24.5 million or 12.1% of consolidated net sales for the three months ended December 31, 2002, as compared to $35.8 million or 15.4% of consolidated sales for the same period a year ago. The decrease in product development expense in dollars and as a percentage of sales is due primarily to the Company’s restructuring efforts and reductions in the Company’s discretionary spending.

During the third quarter of fiscal 2003, the Company incurred a charge of $14.0 million related to the additional restructuring of the business. (See Note L. Restructuring). This charge is primarily related to the reduction of approximately 230 workers and facilities closure costs.

Amortization of intangibles was $0.3 million for the three months ended December 31, 2002, as compared to $9.9 million for the amortization of intangibles in the same period a year ago. The decrease was primarily attributable to the impairment and resulting write-down of the Company’s intangible assets during the fourth quarter of fiscal 2002.

Interest.    Interest expense, net of interest income, was $17.7 million for the three months ended December 31, 2002, as compared to $22.6 million for the same period a year ago. The decrease in interest expense was attributable to lower interest rates on borrowings and a lower average debt balance resulting from the repayment of debt during the second quarter of fiscal 2003.

Taxes.    During the third quarter of fiscal 2003, the Company recorded a tax benefit from continuing operations of $0.9 million. The Company reduced the tax expense associated with the sale of Airshow and the repayment of debt in the amounts of $8.6 and $5.0 million, respectively. The Company anticipates using the taxable losses from operations to partially offset the taxable gain resulting from these events. The Company further anticipates that the remainder of the taxable gain will be offset through the utilization of tax loss carryforwards.

For the Nine Months Ended December 31, 2002, as Compared to Nine Months Ended December 30, 2001 on a Consolidated Basis from Continuing Operations.

Net sales.    For the nine months ended December 31, 2002, consolidated net sales decreased $334.1 million or 38.4% to $537.0 million as compared to $871.1 million for the nine months ended December 31, 2001. The decrease is primarily attributable to reduced demand for the Company’s communications test products and to a lesser extent, the sale of ICS Advent during October 2001. Excluding the impact of ICS Advent, sales decreased $298.4 million or 35.7% to $537 million for the nine months ended December 31, 2002, as compared to $835.4 million for the nine months ended December 31, 2001. This decrease was partially offset by an $18 million sale resulting from a previously booked order in the Company’s communications test segment as well as a $24.3 million sale from a competitively priced order with Sears within the Company’s industrial computing and communications segment.

Gross profit.    Consolidated gross profit decreased $220.1 million to $242.4 million or 45.1% of consolidated net sales for the nine months ended December 31, 2002, as compared to $462.5 million or 53.1% of consolidated net sales for the nine months ended December 31, 2001. The reduction in gross profit was primarily due to the reduction in net sales along with a decline in gross profit as a percentage of net sales. The reduction in gross profit as a percentage of net sales is due to pricing pressures and a significant increase in the lower margin Itronix product sales primarily related to an order with Sears, as compared to the higher margin communications test products. The gross profit margin percentage was also impacted by a $17.3 million inventory charge, resulting from $12.3 million of increased inventory reserves and $5 million of additional purchase commitment reserves, which were recorded during the nine months ended December 31, 2002.

Operating expenses.    Operating expenses consist of selling, general and administrative expense; product development expense; impairment charges; restructuring expense; and amortization of intangibles. Total operating expenses were $728.5 million or 135.7% of consolidated net sales for the nine months ended December 31, 2002, as compared to $526.4 million or 60.4% of consolidated net sales for the nine months ended December 31, 2001. Excluding the impact of $39.3 million of restructuring charges, $388.7 million of asset impairment charges, and $0.8 million amortization of intangibles, total operating expenses were $299.7 million or 55.8% of consolidated net sales for the nine months ended December 31, 2002. For the nine months ended December 31, 2001 operating expenses, excluding $21.9 million of impairment charges, $15.5 million restructuring expense and $32.1 million amortization of intangibles were $457.0 million or 52.5% of consolidated net sales. The decrease in operating expenses during the nine months ended December 31, 2002 is a result of restructuring efforts to reduce employee and other expenses as described above. As a percentage of sales, operating expenses have increased as the decrease in costs is more than offset by the decrease in net sales.

Included in both cost of sales ($0.9 million and $1.1 million) and operating expenses ($10.2 million and $15.4 million) for the nine months ending December 31, 2002 and 2001, respectively, is the amortization of unearned compensation which relates to the issuance of non-qualified stock options to employees and non-employee directors at a grant price lower than fair market value (defined as the closing price of the Company’s stock on the open market at the date of issuance).

Selling, general and administrative expense was $217.4 million or 40.5% of consolidated sales for the nine months ended December 31, 2002, as compared to $340.0 million or 39.0% of consolidated net sales for the nine months ended December 31, 2001. The decrease in these expenses is a result of the Company’s restructuring efforts to reduce operating costs of the business and, to a lesser extent, a result of the sale of ICS Advent. The increase in selling general and administrative expenses as a percentage of sales is due to the decline in net sales, as mentioned above.

Product development expense was $82.3 million or 15.3% of consolidated net sales for the nine months ended December 31, 2002, as compared to $117.1 million or 13.4% of consolidated sales for the same period a year ago. The increase in product development expense as a percentage of sales is due primarily to the decrease in revenues and was offset by efforts to reduce costs, while still maintaining a commitment to innovation and new product development.

The Company recorded an impairment charge of $388.7 million during the nine months ended December 31, 2002. During the second quarter of the current fiscal year, the Company revised and reduced its long-term financial forecast as a result of increasingly severe market conditions. Based on this revision of the long-term outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying value of goodwill in the communications test segment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge of $374.2 million during the second quarter of the current fiscal year. This charge was recorded within the communications test segment and has been included in the impairment charge in the unaudited Statements of Operations. (See Note F. Impairment Charges and Note G. Acquired Intangible Assets and Goodwill). The Company also decided to discontinue, among other things, the on-going implementation of its global enterprise planning (ERP) software system within the second and third quarters of fiscal 2003. As a result of these decisions, the Company wrote off $14.2 million and $0.3 million of assets during the three months ended September 30, 2002 and December 31, 2002, respectively. These assets, which included $13.6 million of capitalized internal-use software costs, were previously included in the machinery and equipment classification of property and equipment within the communications test segment.

During the nine months ended December 31, 2002, the Company incurred charges of $39.3 million related to the restructuring of the business. During the first and second quarters of fiscal 2003, the Company announced restructuring actions primarily related to the reduction of the workforce and recorded restructuring charges as a result of these actions of $6.2 million and $19.2 million, respectively. The Company also announced restructuring actions during the third quarter of fiscal 2003, resulting in total charges of $14 million.

Amortization of intangibles was $0.8 million for the nine months ended December 31, 2002, as compared to $32.1 million for the same period a year ago. The decrease was primarily attributable to the impairment and resulting write-down of the communications test segment’s intangible assets during the second quarter of fiscal 2003.

Interest.    Interest expense, net of interest income, was $59 million for the nine months ended December 31, 2002, as compared to $72.1 million for the same period a year ago. The decrease in interest expense was attributable to lower interest rates on borrowings and a lower average debt balance resulting from a repayment of debt with the Airshow proceeds during the second quarter of fiscal 2003.

Taxes.    During the nine months ended December 31, 2002, the Company recorded tax benefits from continuing operations and discontinued operations of $67.1 and $1.5 million, respectively. The Company also recorded an income tax expense of $41.8 million related to a $126 million gain on the sale of its Airshow business and an expense of $22.9 million related to a $77.9 million net gain on the repayment of debt. The Company anticipates using the taxable losses from operations to partially offset the taxable gain resulting from these events. As a result, a tax benefit has been recognized on the operating loss from continuing operations incurred to date. The Company further anticipates that the remainder of the taxable gain will be offset through the utilization of tax loss carryforwards. Accordingly, a portion of the valuation allowance established against the tax operating loss carryforwards has been released.

SEGMENT DISCLOSURE

The Company measures the performance of its subsidiaries by their respective new orders received (“bookings”), net sales and earnings before interest, taxes and amortization (“EBITA”), which excludes non-recurring and one-time charges. Included in each segment’s EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the three segments the Company operates (including bookings, net sales and EBITA of ICS Advent). The Airshow business was sold on August 9, 2002, and is excluded from these results as the Company classified this business as a discontinued operation.

	Three Months Ended December 31,		Nine Months Ended December 31,
SEGMENT	2002	2001	2002	2001
	(In thousands)
Communications test segment:
Bookings	$122,107	$169,122	$353,093	$535,579
Net sales	147,284	187,215	408,900	707,673
EBITA	1,192	(23,967)	(50,304)	25,263
Industrial computing and communications segment:
Bookings	$30,371	$39,788	$135,466	$107,940
Net sales	50,371	41,139	111,226	143,285
EBITA	3,260	1,625	3,516	(94)
da Vinci:
Bookings	$6,505	$4,061	$17,526	$18,387
Net sales	5,078	4,923	16,893	20,134
EBITA	1,278	1,167	5,012	5,034

Three and Nine Months Ended December 31, 2002, Compared to Three and Nine Months Ended December 31, 2001 — Communications Test Products

Bookings for communications test products decreased $47.0 million or 27.8% to $122.1 million for the three months ended December 31, 2002, as compared to $169.1 million for the same period a year ago. For the nine months ended December 31, 2002, bookings for communications test products decreased to $353.1 million or 34.1% as compared to $535.6 million for the same period a year ago. The decrease in bookings is a result of the global economic slowdown and capital spending cutbacks in the communications industry within the last year.

Net sales of communications test products decreased $39.9 million or 21.3% to $147.3 million for the three months ended December 31, 2002, as compared to $187.2 million for the same period a year ago. For the nine months ended December 31, 2002, net sales of communications test products were $408.9 million as compared to $707.7 million for the nine months ended December 31, 2001. The decreased sales occurred within all product areas of the communications test businesses, with the most significant decline within optical transport products. These decreases were primarily due to capital spending cutbacks by the Company’s customers. During the three and nine months ended December 31, 2002, the decrease in net sales was partially offset by approximately $18.0 million of sales from a previously booked order from one customer.

EBITA for the communications test products increased $25.2 million to $1.2 million for the three months ended December 31, 2002, as compared to a loss of $24.0 million for the same period a year ago. For the nine months ended December 31, 2002, EBITA decreased by $75.6 million to a loss of $50.3 million as compared to income of $25.3 million for the same period a year ago. The improved EBITA during the third quarter of fiscal 2003 is a result of cost reduction strategies aimed at aligning costs to reduced sales volumes and to a large extent, approximately $18.0 million of sales resulting from a previously booked order, as described above. For the nine months ended December 31, 2002, as compared to the same period last year, the significant decline in EBITA resulted from decreased sales, inventory charges and erosion of gross profit margins, offset partially by the implementation of cost reduction strategies.

Three and Nine Months Ended December 31, 2002, Compared to Three and Nine Months Ended December 31, 2001 — Industrial Computing and Communications Products

Bookings for industrial computing and communications products decreased $9.4 million to $30.4 million for the three months ended December 31, 2002, as compared to $39.8 million for the same period a year ago. For the nine months ended December 31, 2002, bookings for this segment increased $27.5 million to $135.5 million, as compared to $107.9 million in the nine months ended December 31, 2001. Excluding the impact of ICS Advent, for the nine months ended December 31, 2002, bookings for the Itronix business increased $52.3 million to $135.5 million from $83.2 million for the same period a year ago. Increased bookings in the Itronix business during the nine-month period ended December 31, 2002 are due to a competitively priced large order from Sears for its GO BOOK durable notebook product during the second quarter of fiscal 2003. Decreased bookings during the three months ended December 31, 2002, as compared to the same period a year ago, are due to the higher level of bookings during the third quarter of fiscal 2002.

Net sales of industrial computing and communications products increased $9.2 million to $50.4 million for the three months ended December 31, 2002, as compared to $41.1 million for the same period a year ago. For the nine months ended December 31, 2002, sales within this segment decreased $32.1 million to $111.2 million as compared to $143.3 million for the same period a year ago. The decrease in sales for the nine months ended December 2002 is due to the sale of ICS Advent, which was included in the results of fiscal 2002 and not in the current period. Excluding ICS Advent, sales of Itronix increased $13.2 million to $50.4 million for the third quarter of fiscal 2003, as compared to $37.2 million the same period a year ago. For the nine months ended December 31, 2002, sales of the Itronix business increased $3.6 million to $111.2 million, as compared to $107.6 million for the same period a year ago. The increase in sales from Itronix is due to a large, competitively priced order from Sears during the nine months ended December 31, 2002.

EBITA for the industrial computing and communications segment was $3.3 million for the three months ended December 31, 2002, as compared to $1.6 million for the same period a year ago. For the nine months ended December 31, 2002 EBITA was $3.5 million as compared to the loss of $0.1 million for the same period a year ago. Excluding ICS Advent, EBITA increased by $0.9 million to $3.3 million for the quarter ended December 31, 2002, as compared to $2.4 million for the same period a year ago. The increase in EBITA during the third quarter of fiscal 2003 was due to $24 million of sales from the Sears contract during the quarter. For the nine months ended December 31, 2002, EBITA for the Itronix business decreased by $2.1 million to $3.5 million, as compared to $5.6 million for the same period a year ago. The decrease in EBITA from the Itronix business is due to reduced gross margins as a result of competitive pricing pressures and the large competitively priced order from Sears. The decrease in EBITA for the nine months ended December 31, 2002, as compared to the same period a year ago, was partially offset by the implementation of restructuring and other cost reduction strategies.

Three and Nine Months Ended December 31, 2002, Compared to Three and Nine Months Ended December 31, 2001 — da Vinci

Bookings for da Vinci products increased $2.4 million or 60.2% to $6.5 million for the three months ended December 31, 2002, as compared to $4.1 million for the same period a year ago. For the nine months ended

December 31, 2002 bookings for this segment decreased $0.9 million to $17.5 million from $18.4 million for the same period a year ago. The increase for the three months ended is due to significantly decreased bookings in the prior year as a result of economic conditions which have stabilized in the current period. The decrease for the nine months ended December 31, 2002, is a result of stronger bookings activity in the first half of fiscal year 2002 than in the first half of fiscal year 2003, due to the timing of industry advertising budgets.

Net sales of the da Vinci business increased $0.2 million or 3.2% to $5.1 million for the three months ended December 31, 2002, as compared to $4.9 million for the same period a year ago. For the nine months ended December 31, 2002 sales within this segment decreased $3.2 million to $16.9 million as compared to $20.1 million for the same period a year ago. The decreased sales are due to both the industry timing as discussed above, and from a robust backlog as of March 31, 2001, which benefited sales during the nine-month period ended December 31, 2001.

EBITA for the da Vinci business of $1.3 million for the three months ended December 31, 2002 is consistent with the $1.2 million EBITA during the same period a year ago. For the nine months ended December 31, 2002 EBITA was $5.0 million as compared to $5 million for the same period a year ago. The constant EBITA on a reduced level of sales reflects successful implementation of cost reduction actions taken to align the business costs with the reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

General.    The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the acquisition of Wavetek Wandel Goltermann, Inc., in May 2000 and the acquisition of Superior Electronics Group, Inc. (d/b/a Cheetah Technologies) in August 2000, the recent and substantial operating losses recorded, and from the funding of working capital and capital expenditures. As of December 31, 2002, the Company had $968.6 million of indebtedness, primarily consisting of $679.6 million in borrowings under the Company’s Senior Secured Credit Facility, $168.7 million principal amount of Senior Subordinated Notes, and $120.3 million under other debt obligations.

Upon the consummation of the sale of its Airshow business, the Company used $153.5 million of the net proceeds to repay a portion of its outstanding debt and for other corporate purposes. The following table lists the future remaining payments for debt obligations for each of the twelve-month periods ended December 31 (in thousands):

Debt Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Senior secured credit facility	$17,250	$40,376	$63,234	$214,984	$343,763	—	$679,637
Senior secured convertible notes	—	—	—	—	83,144	—	83,144
Senior subordinated notes	—	—	—	—	—	168,715	168,715
Other notes payable	1,721	1,245	478	473	—	—	3,917
Capital leases and other debt	8,877	4,746	4,182	3,704	3,834	7,803	33,146

Total	$27,848	$46,367	$67,894	$219,161	$430,771	$176,518	$968,559

Note:  Operating leases and purchase obligations have not changed significantly from March 31, 2002; therefore, the company has not updated information on the future payments for those obligations.

The Company has recorded significant losses from operations and has seen a substantial reduction in revenues and operations as a result of the economic downturn and, in particular, the downturn within the telecommunications sector and related industries. Consequently, the Company has implemented extensive cost reduction plans to align its cost structures and its revenues. These cost reduction plans are designed to align the cost base of the Company with the reduced forecast revenues and to enable the Company to remain compliant with, among other covenants, the liquidity and EBITDA covenants required under the Senior Secured Credit Facility during the remainder of fiscal 2003 and 2004. Continued compliance with these covenant requirements during fiscal 2003 and 2004 is dependent upon the timely execution of the cost cutting plans identified and being implemented. The Company’s cash requirements for debt service, including repayment of debt, and on-going operations are substantial. Debt repayment obligations are significant and increase through 2007.

During July 2002, the Company’s lenders agreed to modify its EBITDA and certain other covenants, which became effective on August 7, 2002. Pursuant to these amendments, among other things, the failure of the Company to pay at least $100 million outstanding under the Senior Secured Credit Facility on or prior to June 30, 2003 would cause the debt covenants to become more restrictive as of that date. See “Overview” with respect to the Company’s current efforts to restructure its outstanding debt.

Cash Flows.    The Company’s cash and cash equivalents increased $45.5 million during the nine months ended December 31, 2002 to $88.2 million.

Working Capital.    For the nine months ended December 31, 2002, the Company’s working capital decreased as its operating assets and liabilities provided $78.8 million of cash. Accounts receivable decreased, creating a source of cash of $26 million, primarily due to the decrease in sales. Inventory levels decreased, creating a source of cash of $39.3 million, including non cash inventory charges of $13.8 million. Accounts payable decreased, creating a use of cash of $16.6 million, primarily as a result of decreased inventory purchases and cost reduction programs. Net other assets and liabilities provided cash in the amount of $30.3 million, primarily due to additional accruals for warranty and restructuring provisions as well as income tax and other accrual adjustments.

Investing activities.    The Company’s net investing activities provided $140.1 million of cash during the nine months ended December 31, 2002, due primarily to net proceeds of approximately $160.3 million from the sale of its Airshow and Wireless Instruments businesses, offset by capital expenditures of $22.6 million and net proceeds from the sale of property and equipment of $2.3 million.

Financing Activities.    The Company’s financing activities used $64.7 million of cash during the nine months ended December 31, 2002, due primarily to repayment of approximately $153.5 million of outstanding debt with the proceeds from the sale of Airshow, offset by additional borrowings of cash under the Company’s revolving and other credit facilities.

Future Financing Sources.    As of December 31, 2002, the Company had $150 million of borrowings and $16 million in letters of credit outstanding under its revolving credit facility and $9 million of additional availability under the Revolving Credit Facility.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amends APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption of the provisions of SFAS No. 145, the Company will reclassify the extraordinary items reported during fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the application of SFAS 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. (See Note K. Warranty). The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement modifies the disclosure requirements of FAS No. 123, requiring among other things, increased disclosures within annual and interim financial reports. The provisions of this statement become effective for annual and interim financial reports covering periods beginning after December 15, 2002, with early adoption encouraged. The Company is currently assessing the impact of SFAS No. 148 on its disclosure requirements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first quarter beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. The Company is currently assessing the impact of FIN 46 on its financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company sells its products into over 60 countries and has a direct presence in 28 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company’s principal currency exposures against the U.S. dollar are in the Euro, British Pound and the Australian Dollar. The Company does use foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company’s market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. At December 31, 2002, the Company had a 5 million Euro interest rate swap contract maturing on March 5, 2004. The swap was initiated to hedge floating debt that is denominated in Euros. The interest expense impact for the third quarter of fiscal 2003 and for the nine months ended December 31,

2002 is not material. In addition, the Company had an interest rate swap contract, which expired during the second quarter of fiscal 2003. The swap contract that expired had fixed interest rates higher than the three-month LIBOR quoted by financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rate) for the first six months of fiscal 2003 of $2.5 million.

At December 31, 2002, the Company had $680 million of variable rate debt outstanding, which represents approximately 71% of the Company’s total outstanding debt.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the nine months ended December 31, 2002, was approximately 6%. Interest rates are at historically low rates and an increase in interest levels in the future could have a material impact on the results of operations and financial position of the Company. An increase of 100 basis points in interest rates would increase interest expense by approximately $6.8 million on an annual basis.

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

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

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.     Exhibits and Reports on Form 8-K.

(b) Reports	on Form 8-K

1.	The Company filed a Current Report on Form 8-K dated October 30, 2002, relating to the Company’s press release regarding second quarter results.

2.

The Company filed a Current Report on Form 8-K dated November 14, 2002, relating to certifications of the Company’s Chief Executive Officer and the Company’s Corporate Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTERNA CORPORATION

Date February 14, 2003	/s/ NED C. LAUTENBACH

Ned C. Lautenbach Chairman and CEO

Date February 14, 2003	/s/ JOHN D. RATLIFF

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ JOHN D. RATLIFF
John D. Ratliff Corporate Vice President and Chief Financial Officer