Form 10-K
period 2003-03-31
ACTERNA CORP
filed 2003-06-30
CIK 30841

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 ANNUAL

For the fiscal year ended March 31, 2003

☐	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 TRANSITION

For the transition period from                          to

Commission file number 000-07438

Acterna Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2258582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12410 Milestone Center Drive

Germantown, MD 20876

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (240) 404-1550

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

At September 30, 2002 and June 19, 2003, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $10,627,386 and $1,859,793, respectively.

At June 19, 2003, there were 192,282,130 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

Item 1.	Business.

General

Acterna Corporation (the “Company” or “Acterna”), formerly Dynatech Corporation, was formed in 1959 and is a global communications equipment company focused on network technology solutions. The Company’s operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America.

The Company’s continuing operations are managed in three business segments: communications test, industrial computing and communications, and digital color enhancement systems. The Company also had another segment, Airshow, which was sold on August 9, 2002 (See Note S Discontinued Operations to the Company’s Consolidated Financial Statements dated as of March 31, 2003 and March 31, 2002 and for each of the three years in the period ended March 31, 2003 “Consolidated Financial Statements”) and is therefore, excluded from results of continuing operations for all periods presented through the date of disposition.

The communications test segment develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks and equipment. The Company offers products that enable testing, installation and maintenance of optical, access, cable and wireless networks and equipment. Its products are used by Network Operators and equipment manufacturers to support voice, data and video services. Industrial computing and communications (“Itronix”) segment provides portable computer products to the ruggedized personal computer market. Digital color enhancement systems are provided by da Vinci Systems, Inc., (“da Vinci”), a wholly owned subsidiary of the Company, and are used in the production of television commercials and programming. da Vinci’s products are sold to post-production and video production professionals and producers of content for the standard- and high-definition television markets.

The Company’s principal offices are located at 12410 Milestone Center Drive, Germantown, Maryland 20876. Unless the context otherwise requires, the “Company” or “Acterna” refers to Acterna Corporation and its subsidiaries. Clayton, Dubilier & Rice Fund V Limited Partnership (“CDR Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership (“CDR Fund VI”), each of which are investment partnerships managed by Clayton, Dubilier & Rice, Inc. (“CDR”), collectively held approximately 80.1% of the Company’s common stock at March 31, 2003.

CHAPTER 11 FILING

On May 6, 2003 (the “Filing Date”), Acterna Corporation and its seven United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Filing”). The Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12837 (BRL) through 03-12843 (BRL). The Company’s non-U.S. subsidiaries were not included in the Filing.

The Filing was made in response to an ongoing decline in the communications test marketplace which has resulted in significant operating losses and the inability of the Company to perform in accordance with its financial covenants under the Senior Secured Credit Facility, its Senior Subordinated Notes, the Convertible Notes and the Company’s other debt obligations.

Under Chapter 11, the Company is operating its businesses as debtor-in-possession under court protection from its creditors and claimants, and intends to use Chapter 11 to substantially reduce its debt obligations and implement a plan of reorganization. As a debtor-in-possession, the Company may not engage in any transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

The Company concluded that, after evaluating all of its alternatives, a federal court-supervised Chapter 11 filing provides the best forum available to restructure its debt obligations.

As a consequence of the Filing, pending litigation against the Company is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court, including all attempts to collect claims or enforce liens that arose prior to the commencement of the Company’s Filing. Also, the Company may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code, and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the Filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. The Company’s current proposal for the plan of reorganization reflects:

•	the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and a EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•	the allocation of warrants to purchase approximately 5% of the new common stock of the reorganized Acterna to the holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes in exchange for the cancellation of these Notes (these warrants will be substantially “out of the money” at the time of issuance and may never have any value within their term);

•	partial payments to general unsecured creditors, subject to certain conditions; and

•	no recovery with respect to the holders of the common stock.

There can be no assurance, however, that the Company’s proposal will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s proposal.

The Debtors have entered into a debtor-in-possession credit facility (the “DIP” facility) with certain members of its pre-petition bank group, for loans of up to $30 million, which has been approved by the Bankruptcy Court. The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors. Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well. The DIP facility also provides a sub-facility for letters of credit.

The Company’s Filing is further discussed in Item 3 of this Report, and in Note B. Voluntary Bankruptcy Filing to the Company’s Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Appendix B to this Report.

In addition to general economic, business and market conditions discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is also subject to other risks and uncertainties, including the following:

•	the ability of the Company to continue as a going-concern;

•	the ability of the Company to comply with the terms of the DIP facility;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in its Chapter 11 cases;

•	the ability of the Company to develop, confirm and consummate one or more plans of reorganization with respect to its Chapter 11 cases;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval (i) to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, (ii) for the appointment of a Chapter 11 trustee or (iii) to convert the cases to Chapter 7 liquidation cases should the Company’s plan of reorganization not be consummated;

•	risks associated with third parties seeking and obtaining from the Bankruptcy Court relief from the automatic stay;

•	the ability of the Company to obtain and maintain normal business relationships with its vendors and service providers and its ability to do so on reasonable terms;

•	the Company’s ability to maintain contracts that are critical to its operations;

•	the Company’s ability to retain customers;

•	the potential adverse impact of the Chapter 11 cases on the Company’s liquidity or results of operations;

•	the ability of the Company to divest non-core businesses;

•	the ability of the Company to fund and execute its business plan; and

•	the ability of the Company to attract, motivate and/or retain key executives and employees.

Communications Test Segment

The Company’s communications test segment develops, manufactures and markets a broad range of instruments, systems, software and services used by communications service providers, equipment manufacturers and service users to optimize the development, manufacture, and management of communications networks. The Company’s extensive knowledge of communications technologies, combined with the broad capabilities of its test and management products and services, enable the Company to provide solutions that enable Network Operators to accelerate deployment of new technologies and services, reduce capital expenditures, and reduce operating expenses.

The Company’s test and management systems currently support a wide array of transmission technologies, protocols and standards, including:

•	optical transmission, including SONET/SDH and DWDM equipment;

•	broadband access technologies, including xDSL and HFC cable;

•	data services, including IP, ATM and frame relay;

•	wireless telephony and wireless data; and

•	traditional voice and time division multiplexed (TDM) services.

The Company markets to three primary groups of customers: communications service providers, communications equipment manufacturers and service users. Communications service providers rely on the Company’s products and services to test and manage network elements and the traffic that runs across them. Equipment manufacturers rely on these products to shorten the product development phase and verify the proper functioning of their products during final assembly and to monitor the performance of their products during installation and maintenance in their customers’ networks. Finally, service users rely on these products to ensure the proper functioning of their communications networks. The instruments, systems, software, and services described below offer solutions to these customer-specific needs.

Instruments. Instruments are devices that perform various communications test and monitoring functions. Designed to be mobile devices, these products assist technicians in assessing the performance of devices and network segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify the operation of these products and decrease the training required to use them. The Company currently markets more than 100 instruments, including products to address the performance of optical transmission equipment, broadband access technologies (xDSL and cable modems), data, voice, wireless and cable networks. The Company’s instruments are used by service providers, equipment manufacturers and service users.

Systems. The Company’s systems are test and management devices that reside in its customers’ communication networks. They can be accessed remotely using an intelligent terminal and allow multiple users to simultaneously perform specific communications test and management functions. Typically, these systems consist of hardware and software components that are derived from core instrument products. Using an integrated test and management system, the Company’s customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, thereby simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians in their network operations center can access the test systems within the network and perform simultaneous test and monitoring functions on one or more systems, either manually or in an automated fashion.

These capabilities decrease the need for technicians to make on-site service calls and allow service providers to respond to potential network faults proactively.

Software. The Company provides both software products and custom software development services. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface Acterna software to customer systems.

Services. The Company offers a range of product support and professional services geared to comprehensively address its customers’ requirements. The Company provides repair, calibration and software support services for its products and also provides technical assistance on a global basis for a wide array of test equipment. In addition, the Company offers customers training services that are aimed at both product and technology areas. Project management services are an integral part of the professional service offerings. These professional services are provided in conjunction with system integration projects that include installation and implementation services. The Company provides both product and process consulting to its customers.

Industrial Computing and Communications Segment

Itronix, headquartered in Spokane, WA, is a global provider of mobile, wireless, ruggedized computing solutions, including laptop and handheld computing devices. Itronix also provides a wide range of support services including long-term maintenance contracts, implementation support, and product installation.

Itronix offers a broad product and service line, including computing devices in both semi-rugged and fully-rugged configurations. Itronix products and services are sold worldwide through its direct sales force as well as through resellers and manufacturers representatives.

Digital Color Enhancement Systems Segment

da Vinci, headquartered in Coral Springs, FL., manufactures and sells digital color correction systems used by video post-production and commercial production facilities to correct and enhance color saturation levels in the film post-production process. da Vinci systems are sold worldwide through its direct sales force in the United States, as well as in conjunction with manufacturers of related products.

Manufacturing

The Company manufactures a portion of its products and outsources to third parties a portion of its manufacturing activities, such as the assembly of printed circuit boards, fabrication of mechanical parts and final assembly and test. The Company operates six manufacturing and assembly facilities worldwide which have undergone quality certification processes per ISO 9001.

The components used to build the Company’s products are generally available from a number of suppliers; however, the Company relies on a number of limited-source suppliers for specific components and parts. Although the Company has entered into long-term purchasing contracts with some of these suppliers, the Company cannot assure that these suppliers will be able to meet the Company’s needs or that component shortages will not be experienced. If the Company were required to locate new suppliers or additional sources of supply, the Company could experience a disruption in its operations, an increase in its costs and experience a decline in revenue. Due to the long lead times and exclusive nature of some of the components purchased by its suppliers, the Company is often required to enter into long term commitments with certain of its suppliers.

As a result of the Filing, relationships with the Company’s suppliers may be disrupted which could have a negative impact on operations and the Company’s results of operations.

Competition

The markets for communications test products and services are rapidly evolving and highly competitive. The principal competitive factors affecting the business include:

•	quality and breadth of product offerings;

•	adaptability to evolving technologies and standards;

•	speed of new product introductions;

•	depth and breadth of customer relationships;

•	price and financing terms;

•	research and design capabilities;

•	quantity of installed products ;

•	technical support training and customer service training;

•	strength of distribution channels; and

•	product scalability and flexibility.

The Company believes it competes favorably with respect to the above factors. Its principal competitors in the communications test and management markets include Agilent Technologies, Spirent, Sunrise Telecom, Inc., and Anritsu. The Company also competes with a number of other companies that offer products that address discrete portions of its markets, including EXFO Electro-Optical Engineering, Digital Lightwave, Fluke, NetTest and Trend Communications. Itronix’s competitors include Panasonic, LXE and Handheld Products. da Vinci’s competitors include Mathematical Technologies and Colorfront. Some of these competitors have greater sales, marketing, research and financial resources than the Company. In addition, new competitors with significant market presence and financial resources may enter markets in which the Company competes and reduce the Company’s market share. The Company’s Filing, and the underlying financial issues that led to the Filing, could also hamper its ability to compete.

Customers

The Company markets its communication test products to three primary groups of customers: communications service providers, equipment manufacturers and service users (see Note T. Segment Information and Geographic Areas in the notes to the Consolidated Financial Statements for financial information on the segments).

Communications Service Providers

Communications service providers offer voice, data and video services to end users, enterprises or other service providers. Typically, communications service providers utilize a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on the Company’s products and services to test and manage network elements and the traffic that runs across these elements.

The Company’s products and services are sold to Network Operators around the world. This includes inter-exchange carriers, or IXCs; incumbent local exchange carriers, or ILECs; competitive local exchange carriers, or CLECs; internet service providers, or ISPs; integrated communications providers, or ICPs; wireless network operators; cable service providers; international post, telephone and telegraph companies, or PTTs; and other service providers.

Equipment Manufacturers

Communications equipment manufacturers design, develop, install and maintain voice, data and video communications equipment. These products include switches, routers, voice gateways, cellular base stations, cable head-ends, optical access and multiplexing devices and other types of communications systems. Network equipment manufacturers rely on the Company’s products to verify the proper functioning of their products during final assembly and testing. In addition, because communications service providers are choosing to outsource installation and maintenance functions to the equipment manufacturers themselves, equipment manufacturers are increasingly using the Company’s instruments and systems to assess the performance of their products during installation and maintenance of a customer’s network.

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

None of the Company’s customers represented more than 10 percent of its sales during fiscal 2003. The Company is not dependent upon any one customer, or group of customers, to the extent that the loss of such customers would have a material adverse effect on the Company.

Sales, Marketing and Customer Support

The Company’s communications test products and services are primarily sold through its direct sales force. In addition, the Company’s communications test products and services are sold through third party distributors and sales representatives in areas where direct sales efforts are less developed. Through distributors, sales representatives and its direct sales force, the Company has a presence in over 80 countries. In addition, the Company uses the Internet, advertisements in the trade press, direct mail, seminars, trade shows and quarterly newsletters to raise awareness of its products.

The Company’s communications test sales and marketing staff consists primarily of engineers and technical professionals. They undergo extensive training and ongoing professional development and education. The skill level of the sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, the Company’s frequent dialogue with its customers provides it with valuable input on systems and features they desire in future products. The Company’s consultative sales approach and product and market knowledge differentiates its sales force from those of its primary competitors. The sales forces are highly knowledgeable of their respective markets, customer operations and strategies, and regulatory environments. In addition, the representatives’ familiarity with local languages and customs enables them to build close relationships with the Company’s customers.

The Company provides installation, repair and training services to enable its customers to improve performance of their networks. Service centers are located near many of the Company’s major customers. The Company also offers on-line support services to supplement its on-site application engineering support. Customers can also access many of the Company’s products remotely through its technical assistance center.

Seasonality; Backlog

As a result of purchasing patterns of the Company’s telecommunications customers, which tend to place large orders periodically, typically during the third quarter and at the end of the Company’s fourth fiscal quarter, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

The Company estimates that its backlog of orders at March 31, 2003, and 2002 was approximately $137.0 million and $192.7 million, respectively. The decrease in backlog is primarily a result of the downturn in the communications test industry. The Company expects it will be able to fill the majority of the backlog during fiscal 2004.

Product Development

For the year ended March 31, 2003, the Company invested approximately $104.7 million in research and development activities of which approximately $89.9 million applied to the Company’s communications test segment.

The market for the Company’s products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols, and product and service introductions and enhancements that may render the Company’s existing offerings obsolete or unmarketable. Automation in the Company’s targeted markets for communications test equipment or a shift in customer emphasis from employee-operated communications test to automated test and monitoring systems could likewise render the Company’s existing product offerings obsolete or unmarketable, or reduce the size of one or more of its targeted markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company’s communications test instruments could render some of the Company’s offerings redundant and unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs.

International

The Company maintains manufacturing facilities and sales subdivisions or branches for its communications test business in major countries in Europe, sales subdivisions in Latin America and Asia, and has distribution agreements in other countries where sales volume does not warrant a direct sales organization. The Company’s foreign sales (including exports from domestic facilities directly to foreign customers) were approximately 49%, 43%, and 40% of consolidated net sales in fiscal 2003, 2002 and 2001, respectively. Accordingly, the Company’s domestic sales were 51%, 57% and 60% of consolidated net sales in fiscal 2003, 2002 and 2001, respectively.

Because the Company sells its products worldwide, the Company’s business is subject to risks associated with doing business internationally. In addition, many of the Company’s manufacturing facilities and suppliers are located outside the

United States. Accordingly, the Company’s future results could be harmed by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country or region’s political or economic conditions, particularly in emerging markets, trade protection measures, import or export licensing requirements, and potentially negative consequences from changes in tax and labor laws or other regulatory requirements.

Financial Information About Geographic Areas.

See Note T. Segment Information and Geographic Areas to the Company’s Consolidated Financial Statements.

Patents and Proprietary Rights

The Company relies primarily on trade secrets, trademark laws, confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. The Company owns a number of United States and foreign patents and patent applications that are collectively important to its business. The Company does not believe, however, that the expiration of any patent or group of patents would materially affect its business.

Government Regulation and Industry Standards and Protocols

The Company designs its products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, these products must comply with various regulations defined by the United States. Federal Communications Commission and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, these products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact the Company’s ability to sell its products.

Environmental Matters

Federal, state and local laws or regulations concerning the discharge of materials into the environment have not had, and, the Company, under present conditions, does not foresee that they will have, a material adverse effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of March 31, 2003, the Company employed approximately 2,840 persons. Some of the European employees are members of a workers’ council, principally due to applicable legal requirements in the jurisdictions in which they work. However, none of the Company’s other employees are represented by labor unions, and the Company believes its employee relations are good.

Available Information

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may obtain a free copy of the Company’s annual reports on Form 10-K on our website on the World Wide Web at http://www.acterna.com.

Item 2.	Properties.

The following table describes the Company’s largest design and manufacturing facilities as of March 31, 2003. The Company also has sales offices and facilities in Europe, South America and elsewhere.

Location	Square Feet	Title	Segment
Eningen, Germany	495,000	Owned	Comm Test
Germantown, Maryland	318,400	Leased	Comm Test
Bradenton, Florida	140,000	Leased	Comm Test
Research Triangle Park, North Carolina	93,100	Leased	Comm Test
Indianapolis, Indiana	87,400	Leased	Comm Test
Plymouth, England	86,400	Owned	Comm Test
Liberty Lake, Washington	52,000	Leased	Itronix
Research Triangle Park, North Carolina	50,800	Leased	Comm Test
Salem, Virginia	34,800	Leased	Comm Test
San Diego, California	33,000	Leased	Comm Test
Coventry, England	30,000	Leased	Itronix
Spokane, Washington	29,700	Leased	Itronix

The Company believes its facilities are in good operating condition.

Item 3.	Legal Proceedings.

On May 6, 2003, the Company and its seven domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 12837 (BRL) through 12843 (BRL)). The Company continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code. The Company’s Chapter 11 cases are discussed in greater detail in Note B. Voluntary Bankruptcy Filing to the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Bankruptcy Filing.

On April 16, 2003, Sik-Lin Huang commenced class action litigation, in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors alleging that the Company and certain of its officers and directors committed certain securities law violations.

The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceeding and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company’s business, operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is currently traded on the Over-the-Counter Market, (“OTC”) under the symbol “ACTRQ.OB”. From November 9, 2000 to February 2, 2003, the common stock traded on the NASDAQ National Market under the symbol “ACTR”. From February 3, 2003 to May 6, 2003, the common stock traded on the OTC under the symbol “ACTR.OB”. As a result of the Filing, the Company’s symbol changed to ACTRQ.OB. As of March 31, 2003, there were 599 registered holders of the common stock, and the price of the common stock on the OTC was $0.06.

The table below sets forth the high and low sales prices of the Company’s common stock on the OTC and the NASDAQ National Market for each quarterly period within the two most recent fiscal years.

Quarter Ended	High	Low
March 31, 2003	$0.28	$0.04
December 31, 2002	0.59	0.16
September 30, 2002	0.70	0.32
June 30, 2002	1.70	0.36
March 31, 2002	3.99	1.48
December 31, 2001	4.71	2.40
September 30, 2001	11.00	2.43
June 30, 2001	13.15	3.25

Since April 1, 1995, the Company has not declared or paid cash dividends to the holders of common stock. As a result of the Filing, the Company does not expect to pay dividends to the holders of common stock. Additionally, the Company expects that holders of the common stock will not receive any recovery under the plan of reorganization.

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

Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in the Company’s definitive Proxy Statement relating to its fiscal 2003 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended March 31, 2003 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, or if such Proxy Statement is not filed with the U.S. Securities and Exchange Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period. Said information is incorporated herein by reference.

Item 11.	Executive Compensation.

Reference is made to the information responsive to Item 402 of Regulation S-K contained in the Company’s definitive Proxy Statement relating to its fiscal 2003 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended March 31, 2003 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, or if such Proxy Statement is not filed with the U.S. Securities and Exchange Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period. Said information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the information responsive to Item 403 of Regulation S-K contained in the Company’s definitive Proxy Statement relating to its fiscal 2003 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended March 31, 2003 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, or if such Proxy Statement is not filed with the U.S. Securities and Exchange Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period. Said information is incorporated herein by reference.

The following table sets forth information concerning compensation plans previously approved by security holders and not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	33,555,418	$3.48	22,194,582
Equity compensation plans not approved by security holders	—	—	—

Total	33,555,418	$3.48	22,194,582

Item 13.	Certain Relationships and Related Transactions.

Reference is made to the information responsive to Item 404 of Regulation S-K contained in the Company’s definitive Proxy Statement relating to its fiscal 2003 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended March 31, 2003 pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended, or if such Proxy Statement is not filed with the U.S. Securities and Exchange Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period. Said information is incorporated herein by reference.

Item 14.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

Item 15.	Principal Account Fees and Services.

Compliance with this item is not yet mandatory.

Item 16.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1) Financial statements

The following financial statements and schedules of the Company are included as Appendix C to this Report.

I.	Report of Independent Accountants.

II.	Consolidated Balance Sheets-March 31, 2003 and 2002.

III.	Consolidated Statements of Operations-Fiscal Years Ended March 31, 2003, 2002, and 2001.

IV.	Consolidated Statements of Stockholders’ Deficit-Fiscal Years Ended March 31, 2003, 2002, and 2001.

V.	Consolidated Statements of Cash Flows-Fiscal Years Ended March 31, 2003, 2002, and 2001.

VI.	Notes to Consolidated Financial Statements.

(2)	Financial Statements schedule—Schedule II

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

(b) Reports on Form 8-K

1.	The Company filed a Report on Form 8-K, dated January 29, 2003, relating to the Company’s press release announcing the commencement of the trading of the Company’s Common Stock on the OTC Bulletin Board.

2.	The Company filed a Report on Form 8-K, dated February 13, 2003, relating to (i) the Company’s press release announcing its Fiscal Third Quarter Financial Results; (ii) the Company’s press release announcing its sale of certain assets to Tollgrade Communications, Inc.; and (iii) certifications of its Chief Executive Officer and its Chief Financial Officer.

3.	The Company filed a Report on Form 8-K, dated March 13, 2003, relating to the Company’s press release announcing the appointment of John Peeler as its Chief Executive Officer.

(c) Exhibits

The exhibits that are filed with this report or that are incorporated herein by reference are set forth in Appendix D.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTERNA CORPORATION

By:	/s/ JOHN R. PEELER
Chief Executive Officer

By:	/s/ JOHN D. RATLIFF
Corporate Vice President and Chief Financial Officer

June 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ NED C. LAUTENBACH Ned C. Lautenbach	Chairman of the Board and Director	June 30, 2003

/s/ JOHN R. PEELER John R. Peeler	Chief Executive Officer, President and Director	June 30, 2003

/s/ JOHN D. RATLIFF John D. Ratliff	Corporate Vice President, Chief Financial Officer	June 30, 2003

/s/ GRANT A. BARBER Grant A. Barber	Vice President Finance, Corporate Controller	June 30, 2003

/s/ DONALD GOGEL Donald Gogel	Director	June 30, 2003

/s/ MARVIN L. MANN Marvin L. Mann	Director	June 30, 2003

/s/ WILLIAM O. MCCOY William O. McCoy	Director	June 30, 2003

/s/ VICTOR A. PELSON Victor A. Pelson	Director	June 30, 2003

/s/ BRIAN H. ROWE Brian H. Rowe	Director	June 30, 2003

/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	June 30, 2003

/s/ PETER M. WAGNER Peter M. Wagner	Director	June 30, 2003

CERTIFICATIONS

I, John R. Peeler, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Acterna Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer and President

I, John D. Ratliff, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Acterna Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ JOHN D. RATLIFF
John D. Ratliff Corporate Vice President and Chief Financial Officer

APPENDIX A

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of the Company for the five fiscal years ended March 31, 2003 which have been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements, and related notes thereto, of the Company contained elsewhere in this report

	Years Ended March 31,
	2003	2002	2001*	2000	1999
	(Amounts in thousands, except per share data)
Results of Operations:
Net sales	$680,349	$1,067,637	$1,287,371	$585,641	$464,060
Cost of sales	378,612	511,284	574,221	263,507	213,723

Gross profit	301,737	556,353	713,150	322,134	250,337
Selling, general and administrative expense	292,266	428,486	466,957	172,421	134,512
Product development expense	104,664	149,732	157,760	67,099	48,977
Amortization of intangibles	1,047	42,021	119,225	11,514	5,769
Restructuring expense	50,629	32,037	—	—	—
Goodwill impairment	374,151	3,947	—	—	—
Impairment of net assets held for sale	—	17,918	—	—	—
Impairment of acquired intangible and other long-lived assets	23,778	151,322	—	—	—
Recapitalization and other related costs	—	—	9,194	27,942	40,163
Purchased incomplete technology	—	—	56,000	—	—

Total operating expenses	846,535	825,463	809,136	278,976	229,421

Operating income (loss)	(544,798)	(269,110)	(95,986)	43,158	20,916
Interest expense	(73,801)	(96,623)	(102,158)	(51,942)	(46,174)
Interest income	1,301	1,625	3,322	2,358	3,398
Other income (expense), net	9,684	(7,595)	(4,491)	16	13,448

Loss from continuing operations before income taxes and extraordinary item	(607,614)	(371,703)	(199,313)	(6,410)	(8,412)
Benefit from income taxes	(51,475)	(239)	(18,377)	(429)	(1,446)

Loss from continuing operations before extraordinary item	(556,139)	(371,464)	(180,936)	(5,981)	(6,966)
Income (loss) from discontinued operations, net of tax provision (benefit) of $(1,636), $(3,374), $9,996, $7,239 and $8,280 , respectively	(1,405)	(3,429)	19,778	11,992	13,410
Gain on sale of discontinued operations, net of tax provision of $34,738	90,692	—	—	—	—

Net income (loss) before extraordinary item	(466,852)	(374,893)	(161,158)	6,011	6,444
Extraordinary gain (loss), net of tax provision (benefit) of $19,244 and ($6,829), respectively	58,692	—	(10,659)	—	—

Net income (loss)	$(408,160)	$(374,893)	$(171,817)	$6,011	$6,444

Net income (loss) per common share-basic and diluted:
Continuing operations	$(2.89)	$(1.93)	$(0.98)	$(0.04)	$(0.05)
Discontinued operations	0.46	(0.02)	0.11	0.08	0.10
Extraordinary item	0.31	0.00	(0.06)	0.00	0.00

	$(2.12)	$(1.95)	$(0.93)	$0.04	$0.05

Weighted average number of common shares:
Basic and diluted	192,258	191,868	183,881	148,312	129,596

Balance sheet data
Total assets	$406,156	$1,014,556	$1,382,979	$463,649	$348,104
Long-term debt	$24,556	$1,056,062	$991,383	$507,345	$429,000

*The Results of Operations for fiscal 2001 include the results of operations of Wavetek Wandel Goltermann, Inc. since May 23, 2000, the date of its acquisition, and the results of operations of Cheetah Technologies since August 23, 2000, the date of its acquisition.

A-1

APPENDIX B

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the results of operations, analysis of financial condition and liquidity of the Company should be read in conjunction with the information contained in the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Unless otherwise noted, the information presented in this Appendix B reflects the business of the Company and its subsidiaries, including the results of acquired businesses. Wavetek Wandel Goltermann, Inc. (“WWG”)’s results of operations are included in the Statement of Operations since May 23, 2000; Cheetah Technologies (“Cheetah”)’s results of operations are included since August 23, 2000. The results of ICS Advent are included through October 31, 2001, the date it was sold by the Company. The results of Airshow Inc., (“Airshow”) have been segregated from continuing operations and reported within income (loss) from discontinued operations, net of tax, in the Statement of Operations through August 9, 2002, the date of its disposition. The statements contained in this report (other than the Company’s Consolidated Financial Statements and other statements of historical fact) include forward-looking statements, as described below in greater detail under the heading “Forward-Looking Statements.”

VOLUNTARY-BANKRUPTCY FILING

On May 6, 2003, Acterna Corporation and its seven United States subsidiaries and affiliates (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Filing”). The Debtors’ Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12837 (BRL) through 03-12843 (BRL) the (“Chapter 11 Cases”). The Company’s non-U.S. subsidiaries were not included in the filing.

The Filing was made in response to an ongoing decline in the communications test marketplace, which has resulted in significant operating losses and the inability of the Company to perform in accordance with its financial covenants under the Senior Secured Credit Facility, the Senior Subordinated Notes, the Convertible Notes and its other debt obligations.

Under Chapter 11, the Company is operating its businesses as debtor-in-possession under court protection from its creditors and claimants and intends to use Chapter 11 to substantially reduce its debt obligations and implement a plan of reorganization. As a debtor-in-possession, the Company may not engage in any transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

The Company concluded, after exploring all of its alternatives, that a federal court-supervised Chapter 11 filing provides the best forum available to achieve a reduction in debt.

Consequence of Filing—As a consequence of the Filing, pending litigation against the Debtors for pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court, including all attempts to collect claims or enforce liens that arose prior to the commencement of the Company’s Filing. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. It is currently impossible to predict with any degree of certainty how pre-petition claims will be treated or if the plan of reorganization will be approved by the creditors. The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the Filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. The Company’s current proposal for the plan of reorganization reflects:

•	the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) a secured $75million note and a EUR 83 million term loan and (ii) 100% of the equity of the reorganized

Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•	the allocation of warrants to purchase approximately 5% of the new common stock of the reorganized Acterna to the holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes in exchange for the cancellation of these Notes (these warrants will be substantially “out of the money” at the time of issuance and may never have any value within their term);

•	partial payments to general unsecured creditors, subject to certain conditions; and

•	no recovery with respect to the holders of the common stock.

There can be no assurance, however, that the Company’s proposal will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s proposal.

Status of Chapter 11 Proceedings—The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization during a 120-day period following the Filing Date. The Debtors have the right to file an extension of the exclusivity period during which to file a plan of reorganization but it is currently the Company’s intent to file within the 120 day period. On May 20, 2003, the office of the United States Trustee appointed a creditors’ committee to represent the interests of unsecured creditors. This committee will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and financial advisors.

On June 24, 2003 the Bankruptcy Court entered an order establishing a bar date of July 31, 2003 for claims of general unsecured creditors. At this time, it is not possible to estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process.

Impact on Debt Capital—Substantially all of the Debtors’ pre-petition debt is in default due to the failure to pay interest due on March 31, 2003 and as a result of the Filing. The accompanying Consolidated Balance Sheets as of March 31, 2003 reflects the classification of the Debtors’ pre-petition debt as current because of this default. The Company has certain debt that is owed by foreign subsidiaries of the Company that are not part of the Filing. To the extent that this debt has a long term portion, it is shown as such.

The Debtors have entered into a debtor-in-possession credit facility (the “DIP facility”) with certain members of its pre-petition bank group, for loans of up to $30 million which has been approved by the Bankruptcy Court. The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors. Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well. The DIP facility also provides a sub-facility for letters of credit.

Accounting Impact—The accompanying Consolidated Financial Statements have not been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants, as the Filing Date occurred subsequent to the Company’s fiscal year end. Future statements will be prepared in accordance with SOP 90-7 which requires that financial statements of debtors-in-possession be prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company’s Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Company’s Consolidated Financial Statements, which do not currently give effect of any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

BUSINESS SEGMENTS

The Company reports its results of continuing operations in three business segments: communications test, industrial computing, and communications and digital color enhancement systems.

The communications test segment develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks, equipment and services.

The industrial computing and communications segment provides computer products to the ruggedized computer market. This segment was comprised of two subsidiaries: ICS Advent and Itronix. On October 31, 2001, the ICS Advent subsidiary was disposed through a sale (See Note E. Acquisitions and Divestitures to the Company’s Consolidated Financial Statements). ICS Advent sold computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers.

Digital color enhancement systems are provided by da Vinci These systems are used in the production of television commercials and programming. da Vinci’s products are sold to post-production and video production professionals and producers of content for the standard and high-definition television markets.

The Company also had another segment, Airshow, which was sold in August 2002 and has been excluded from results of continuing operations for all periods presented through the date of disposition (see Note S. Discontinued Operations to the Company’s Consolidated Financial Statements).

RELATED PARTY

The Company’s controlling stockholders are Clayton, Dubilier & Rice Fund V Limited Partnership (“CDR Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership (“CDR Fund VI”, collectively the “CDR Funds”). The CDR Funds are managed by Clayton, Dubilier & Rice, Inc. (“CDR”), an investment management firm. The CDR Funds held approximately 80.1% of the outstanding shares of common stock of the Company at March 31, 2003.

On June 24, 2002, Acterna LLC, a wholly owned subsidiary of the Company, along with CD&R VI (Barbados), Ltd. (“CD&R Barbados”), commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008. The tender offers provided for cash consideration of $220 in exchange for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. These combined tender offers expired on August 12, 2002 and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new Convertible Notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Convertible Notes due 2007 issued to CDR Fund VI in January 2002, except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002 in connection with an interest payment on the senior subordinated notes by Acterna LLC, CD&R Barbados exercised this right to reinvest $2.8 million of its after tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CD&R Barbados is a Barbados company, and all of the capital stock of CD&R Barbados is owned by CDR Fund VI.

On January 15, 2002, Acterna LLC issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2007 (the “Convertible Notes”) to CDR Fund VI. Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th. Interest payments commenced on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional convertible notes. During fiscal 2003, additional Convertible Notes for the principal amount of $9.6 million were issued for the accrued interest. The Company recorded these notes at their fair market value at the time of issuance which resulted in a cumulative discount of $6.0 million. The discount is shown as a reduction to interest expense and is being amortized over the life of the Convertible Note. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility and are guaranteed by the Company and its domestic subsidiaries.

The Company paid an annual management fee to CDR totaling $0.0 million, $1.6 million and $0.5 million in the three fiscal years ending March 31, 2003, 2002 and 2001, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Convertible Notes.

In connection with the merger between a subsidiary of the Company and WWG in May 2000 (the “WWG Merger”) and the concurrent establishment of the Company’s new Senior Secured Credit Facility, the Company paid CDR $6.0 million, of which $3.0 million has been allocated to deferred debt issuance costs and $3.0 million has been allocated to additional paid-in capital in connection with the rights offering to the Company’s other stockholders undertaken by the Company in June 2000.

On May 19, 1999, Mr. Ned C. Lautenbach, a principal of CDR, became the Company’s Chairman and Chief Executive Officer. Mr. Lautenbach did not receive direct compensation from the Company for these services. However, his compensation for any services was included in the above mentioned management and consulting arrangement. Mr. Lautenbach was succeeded as Chief Executive Officer on March 17, 2003 by the Company’s President, Mr. John R. Peeler. Mr. Lautenbach retained his position as Chairman of the Company’s Board of Directors.

ASSET IMPAIRMENT

As a result of increasingly unfavorable market conditions, the Company revised and reduced its long-term financial forecast. Based on this revision of the long-term outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying value of goodwill in the communications test segment, as required by SFAS No. 142. The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge of $374.2 million on a before and after tax basis. This charge was recorded within the communications test segment and has been included in the impairment charge in the Statements of Operations, (Note H. Goodwill to the Company’s Consolidated Financial Statements).

During fiscal 2003, the Company performed an annual review of the long lived assets. As a result of that review the Company recorded a $9.6 million charge associated with the impairment of owned real property that has experienced a non-temporary reduction in value. The Company also decided to discontinue the on-going implementation of its global enterprise resource planning (“ERP”) software system as well as other less significant projects. As a result of these decisions, the Company wrote off $14.2 million of assets, including $13.6 million of capitalized internal-use software costs. These assets were previously included in the machinery and equipment classification of property and equipment. The $14.2 and $9.6 million charges are included in the impairment charge in the Statements of Operations.

CASH AND DEBT SERVICE

During fiscal 2003, the Company took actions to reduce its operating costs by reducing its existing workforce and by disposing of its Airshow subsidiary, that was not considered to be part of the Company’s long-term core operations. The Company used the net proceeds from the sale of Airshow to repay $128.5 million of its outstanding debt under the Senior Secured Credit Facility. Concurrent with the sale of Airshow, the Company completed a tender offer resulting in the purchase and retirement of Senior Subordinated Notes having an aggregate principal of $106.3 million for $220 per $1,000 of principal. During fiscal 2003, the Company borrowed $87.0 million under its Revolving Credit Facility, which was available as a result of the use of the proceeds from the Convertible Notes issued to CDR Fund VI in January 2002. As of March 31, 2003, the Company had $57.6 million of cash and cash equivalents on hand. The Company failed to pay $6.7 million of required interest payments on the Senior Secured Credit Facility, which became due on March 31, 2003, resulting in a default on the Senior Secured Credit Facility and cross defaults on the Senior Subordinated Notes, the Convertible Notes and other debt obligations of the Company.

On May 6, 2003 (the “Filing Date”), the Company and its seven United States subsidiaries and affiliates filed voluntary Chapter 11 petitions in Federal Bankruptcy Court for the Southern District of New York and is currently operating as a debtor-in-possession (See Note B. Voluntary Bankruptcy Filing to the Company’s Consolidated Financial Statements). The Company has reached an agreement with certain members of its bank group to obtain a DIP facility of up to $30 million, which has been approved by the U. S. Bankruptcy Court. The DIP is a borrowing base facility that fluctuates based on, among other things, the Company’s cash, amount of eligible accounts receivable and inventory of the Debtors. Upon the successful sale of certain non-core assets of the Company, a portion of these proceeds would be available for borrowing by the Debtors as well. The DIP also provides a sub-facility for letters of credit.

The Company cannot provide any assurance that its available cash and financing will be adequate to fund on-going operations, nor can the Company provide any assurance that it will be successful in exiting the Chapter 11 process. The Debtors have the exclusive right to propose a plan of reorganization during a 120-day period following the Filing Date. The plan will address the continued operations and all other pre-petition obligations of the Debtors. It is currently impossible to predict with any degree of certainty how pre-petition claims will be treated or if the plan of reorganization will be approved by the Company’s creditors. The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the Filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. The Company’s current proposal for the plan of reorganization reflects:

•	the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and a EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•	the allocation of warrants to purchase approximately 5% of the new common stock of the reorganized Acterna to the holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes in exchange for the cancellation of these Notes (these warrants will be substantially “out of the money” at the time of issuance and may never have any value within their term);

•	partial payments to general unsecured creditors, subject to certain conditions; and

•	no recovery with respect to the holders of the common stock.

There can be no assurance, however, that the Company’s proposal will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s proposal.

RESTRUCTURING ACTIVITY

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. At the end of fiscal 2003, the Company’s headcount was approximately 2,840 (down from 4,973 at the beginning of fiscal 2003). Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions.

Throughout fiscal 2003, the Company implemented restructuring plans and recorded $50.6 million of restructuring charges related to continued efforts to align costs with the reduced level of revenues, including $49.7 million in the Company’s communication test segment and $.9 million in the Company’s industrial computing and communications segment. In total, these cost reduction plans included: (1) the reduction of approximately 1,910 jobs worldwide; (2) the reduction of expenditures on outside contractors and consultants; (3) the closure of certain facilities resulting from consolidating certain manufacturing, sales and marketing offices; (4) the reduction of manufacturing costs through procurement programs to lower material costs; and (5) the reduction of other operating expenses.

During fiscal 2003, the Company paid approximately $53.4 million in severance, facilities and other related costs. At March 31, 2003, approximately $11.4 million was left to be paid for the restructuring programs which includes $11.2 million in the Company’s communications test segment and $.2 million in the Company’s industrial computing and communications segment. The Company anticipates that this balance will be paid primarily during the first half of fiscal 2004.

A summary of restructuring actions taken during fiscal 2003 and fiscal 2002 are outlined as follows:

	For the Twelve Months Ended March 31, 2002				For the Twelve Months Ended March 31, 2003
	(amounts in thousands)				(amounts in thousands)
	Balance March 31, 2001	Expense	Paid	Balance March 31, 2002	Expense	Paid	Balance March 31, 2003
Workforce-related	$—	$29,785	$(16,397)	$13,388	$44,102	$(50,516)	$6,974
Facilites	—	1,134	(763)	371	5,537	(2,000)	3,908
Other	—	1,118	(692)	426	990	(852)	564

Total	$—	$32,037	$(17,852)	$14,185	$50,629	$(53,368)	$11,446

DISCONTINUED OPERATIONS

In August 2002, the Company divested its Airshow subsidiary. The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented (See Note S. Discontinued Operations to the Company’s Consolidated Financial Statements).

In May 2000, the Board of Directors approved a plan to divest the industrial computing and communications business segment. This segment consisted of the Company’s ICS Advent and Itronix Corporation subsidiaries. In October 2001, the Company divested its ICS Advent subsidiary (See Note E. Acquisitions and Divestitures to the Company’s Consolidated Financial Statements) but did not divest the Itronix business. As a result, the Company was required to make certain reclassifications to its Consolidated Statements of Operations to include the results of operations of ICS Advent and Itronix within continuing operations. The Consolidated Balance Sheets as of March 31, 2003 and 2002 includes the assets and liabilities of Itronix; however, they were not impacted by ICS Advent, which was disposed of during October 2001. The Consolidated Statements of Cash Flows was not reclassified as this statement was not previously presented on a discontinued basis.

CRITICAL ACCOUNTING POLICIES

Acterna’s significant accounting policies are presented within Note D.Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements. While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. These policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and also require management’s most difficult, subjective or complex judgments and estimates. Actual results could differ from those estimates. Management believes the policies that fall within this category are the policies on revenue recognition, receivables, inventory, long-lived assets, income tax, pension plans and warranty.

Revenue Recognition

The Company derives revenue, principally, from the sale of products. The Company recognizes revenue when it is earned, which is determined to be when it has persuasive evidence of an arrangement; the product has been shipped or the services have been provided to the customer; title and the risk of loss have been transferred to the customer; the sales price is fixed or determinable; and collectability is reasonably assured.

Revenue on long-term contracts is recognized using the completed contract basis or the percentage of completion basis, as appropriate. Profit estimates on long-term contracts are revised periodically based on changes in estimates of costs to be incurred, and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based upon the completion of defined phases of work.

Revenue from software sales is generally recognized upon delivery provided that a contract has been executed, there are no uncertainties regarding customer acceptance and that collection of the related receivable is probable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

Revenue recognition involves judgment and assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. The Company analyzes various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions in determining when to recognize revenue.

Receivables

Accounts receivable and notes receivable are evaluated based upon the credit-worthiness of customers and the age of historical balances and historical experience. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance was $5.4 million and $7.1 million as of March 31, 2003 and 2002, respectively.

Inventory

Inventory values are stated at the lower of cost or market. Cost is determined based on a currently adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work in process, finished goods and demonstration equipment. The Company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. The Company reserves the entire value of all obsolete items. The

Company determines excess inventory based upon current and forecasted usage, and a reserve is provided for the excess inventory. Such estimates are difficult to make under current economic conditions. If actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. If actual market conditions are more favorable than anticipated, cost of sales will be lower than expected in that period.

Long-Lived Assets

Property, plant and equipment, goodwill, intangible assets, and other long-lived assets are evaluated based upon various factors, including the expected period during which the asset will be utilized, forecasted cash flows, changes in technology and customer demand. The Company assesses impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers in assessing the impairment of long-lived assets include, but are not limited to, the following:

•	Significant under-performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends; and

•	The Company’s market capitalization relative to book value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures impairment based on one of two methods. For assets related to ongoing operations, the Company uses a projected cash flow method to determine if impairment exists and then measures impairment using discounted cash flows. For assets to be disposed of and goodwill, the Company assesses the fair value of the asset based on current market condition for similar assets. If the Company determines that any of the impairment indicators exist, and these assets are determined to be impaired, an adjustment to write down the long-lived assets is charged to income in the period in which the determination was made.

Income Tax

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax obligations together with assessing differences resulting from the different treatment of items for tax and accounting purposes, which result in deferred tax assets and liabilities. The Company has deferred tax assets and liabilities included within its Consolidated Balance Sheets. The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income. To the extent the Company believes that recovery is less than likely, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the Consolidated Statements of Operations. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted.

Pension Plans

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, discount rates and other assumptions relating to estimates of future salary costs and employee service lives, inherent in these valuations. The Company annually reviews the assumptions underlying the actuarial calculations and makes changes to these assumptions based on the current market conditions as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension income or expense ultimately recognized.

Warranty

The Company accrues for warranty costs at the time of shipment, based on estimates of expected rework rates and warranty costs to be incurred. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the amount of actual warranty costs could differ from the Company’s estimates. The Company’s warranty period ranges from 90 days to three years.

SEASONALITY

As a result of purchasing patterns of the Company’s telecommunications customers, which tend to place large orders periodically, typically during the third quarter and at the end of the Company’s fourth fiscal quarter, the Company expects that its results of operations may vary on a quarterly basis, as they have in the past.

PRODUCT DEVELOPMENT

For the years ended March 31, 2003, 2002 and 2001, the Company invested approximately $104.7 million, $149.7 million and $157.8 million, respectively, in product development activities, respectively.

The market for the Company’s products and services is characterized by rapidly changing technologies such as new and evolving industry standards, protocols, product and service introductions, and enhancements that may render the Company’s existing offerings obsolete or unmarketable. Automation in addressed markets for communications test equipment or a shift in customer emphasis from employee-operated communications testing to automated testing and monitoring systems could likewise render the Company’s existing product offerings obsolete or unmarketable, or reduce the size of one or more of its addressed markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company’s communications test instruments could render product offerings redundant and unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs.

FINANCIAL PARTNERSHIPS

The Company does not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had such relationships.

ACQUISITIONS AND DISPOSITIONS

Acquisitions During Fiscal 2001

Wavetek Wandel Goltermann, Inc.

On May 23, 2000, the Company merged one of its wholly owned subsidiaries with WWG for consideration of $402.0 million, which included $14.2 million of acquisition costs. In connection with the WWG Merger, the Company refinanced certain of its debt and entered into a new Senior Secured Credit Facility (See Note K. Note Payable and Debt to the Company’s Consolidated Financial Statements). The WWG Merger was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of acquired inventory by $35 million in order to record the inventory at its fair value, increased the carrying value of acquired land and buildings by $27 million to record them at fair value, and determined the fair value of acquired incomplete technology to be $51 million. This acquired incomplete technology had not reached technological feasibility, had no alternative future use and was written off in the Consolidated Statements of Operations during fiscal 2001. The WWG Merger generated approximately $488.9 million of excess purchase price which was allocated to other intangibles on a basis as follows: $162.2 million to core technology (which was being amortized over six years), $45.2 million to workforce (which was being amortized over five years prior to adoption of SFAS No. 142, as discussed below), and $6.8 million to backlog (which was amortized over 12 months). The unallocated excess purchase price, or goodwill, of $274.8 million was being amortized over six years. As of April 1, 2001, the Company adopted SFAS No. 142, and all amounts previously allocated to workforce have been reclassified to goodwill, and amortization of goodwill was ceased.

Superior Electronics Group, Inc., doing business as Cheetah Technologies

On August 23, 2000, the Company acquired Cheetah Technologies (“Cheetah”) for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. As part of a fair value exercise, the Company increased the carrying value of the acquired inventory by $0.8 million to reflect its fair value and determined the fair value of acquired incomplete technology to be $5.0 million. This acquired incomplete technology had not reached technological feasibility, had no alternative future use and was written off in the Consolidated Statements of Operations during the year. The acquisition generated approximately $143.9 million of excess purchase price, which was allocated to other intangibles as follows: $48.3 million to core technology (which was being amortized over six years), $3.9 million to workforce (which was being amortized over five years prior to adoption of SFAS No. 142, as discussed below), $3.3 million to backlog (which was amortized over 12 months), and $0.7 million to trademarks (which are being amortized over 6 years). The unallocated excess purchase price or goodwill of $87.7 million was being amortized over six years. As of April 1, 2001, the Company adopted SFAS No. 142 and all amounts previous allocated to workforce have been reclassified to goodwill, and amortization of goodwill was ceased.

The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See Note K. Notes Payable and Debt to the Company’s Consolidated Financial Statements) and approximately $65.7 million from its existing cash balances.

In connection with the Cheetah acquisition, options to purchase shares of Cheetah were converted into options to purchase shares of Acterna common stock. The fair value as of the announcement date of the acquisition of all options converted was $5.8 million using an option-pricing model. A total of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options. The weighted average vesting period is approximately three years.

Divestitures During Fiscal 2003

During fiscal 2003, the Company divested certain of its wireless communication test assets to Wiltek Communications GmbH (“Wiltek”) in exchange for total consideration of $12.4 million which was to be paid over a period of eighteen months. On March 31, 2003, the Company received a payment of $4.9 million in cash from a third party. The $4.9 million payment represented the remaining amount due the Company from Wiltek and settlement of accounts receivable. Wiltek was treated as a consolidated subsidiary of the communications test segment until August 2002, at which time the Company received the final installment of the initial consideration. The remaining amounts due from Wiltek were previously written off. As a result, the Company recorded a $2.8 million pre-tax gain on this transaction.

On March 20, 2003, as part of Acterna’s continuing efforts to reduce expenses, Acterna entered into a purchase and sale agreement with Noser Services AG (“Noser”) for the sale of certain of Acterna’s wireless assets. To induce Noser to assume liabilities and obligations to certain customers, Acterna paid Noser approximately $4.2 million, which is included in the Consolidated Statements of Cash Flow as an outflow from operating activities during fiscal 2003. Acterna retained certain customer contracts and accounts receivable which the Company will collect from the customers based on the ongoing performance of Noser. As a result of this divestiture, Acterna expects to achieve cost savings in fiscal 2004.

On February 13, 2003, the Company entered into a purchase and sale agreement with Tollgrade Communications, Inc., for certain assets of its communications test business (“Status Monitoring and Performance”) for a total purchase price of $14.3 million, plus an additional $2.4 million which is subject to a contingent payment obligation based upon the achievement of certain performance obligations. As a result, the Company recorded a pre-tax gain of $10.1 million during fiscal 2003.

On August 9, 2002, the Company consummated the sale of Airshow to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the proceeds received by the Company in excess of $28.5 million net assets disposed, a $2.0 million purchase price adjustment and a $0.9 million reimbursement of certain payables which were paid to Rockwell Collins during the third quarter of fiscal 2003. The Company used $153.5 million of the net proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.5 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75% Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. (See Note C. Related Party to the Company’s Consolidated Financial Statements).

Divestitures During Fiscal 2002 and 2001

On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash proceeds. (See Note E. Acquisitions and Divestitures to the Company’s Consolidated Financial Statements). The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received less expenses related to the sale, which resulted in an impairment charge of $15 million in the Statements of Operations during fiscal 2001.

In addition, the Company recorded a charge of $2.9 million relating to the disposition of a subsidiary of Itronix during the second quarter of fiscal 2002.

In June 2000, the Company sold the assets and liabilities of DataViews Corporation (“DataViews”), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company’s Consolidated Financial Statements within “Corporate and Other Subsidiaries.”

Other Acquisitions and Divestitures

The Company has, in the normal course of business, entered into acquisitions and divestitures of small companies or businesses that, in the aggregate, do not have a material impact on the financial results of the Company.

RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002 on a Consolidated Basis

Net Sales. For the fiscal year ended March 31, 2003 net sales decreased $387.3 million or 36.3% to $680.3 million as compared to $1.07 billion for the fiscal year ended March 31, 2002. The decrease was primarily attributable to continued overall economic weakness and a severe downturn in the telecommunications industry, resulting in a significant decrease in network build-outs and capital spending. The Company experienced significant decreases in all three of its segments during fiscal 2003.

International net sales (defined as sales originating outside of the United States) were $332.5 million or 49% of consolidated net sales for the fiscal year ended March 31, 2003, as compared to $463.5 million or 43% of consolidated net sales for the fiscal year ended March 31, 2002. The decrease in international net sales was due to the economic weakness and the downturn described above.

Gross Profit. Consolidated gross profit decreased $254.7 million to $301.7 million or 44.4% of consolidated net sales for the fiscal year ended March 31, 2003, as compared to $556.4 million or 52.1% of net sales for the fiscal year ended March 31, 2002. The reduction in gross profit was primarily due to the reduction of net sales and the impact of $22.2 million of inventory charges. The decreased gross profit as a percentage of net sales is due to pricing pressures and a relative increase in lower margin Itronix product sales, as compared to the higher margin communication test products. The $22.2 million of inventory charges consist of $15.6 million associated with increased inventory reserves and $6.6 million of purchase commitment reserves.

Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; amortization of intangibles; restructuring expenses; impairment of other assets held for sale, goodwill and acquired intangible assets, recapitalization and other related costs; and purchased incomplete technology. Total operating expenses were $846.5 million or 124.4% of net sales for the fiscal year ended March 31, 2003, as compared to $825.5 million or 77.3% of net sales for the fiscal year ended March 31, 2002. Excluding the impact of $397.9 million of asset impairment charges, $50.6 million of restructuring charges, $14.4 million of stock compensation charges and $1.0 million of intangible amortization, adjusted operating expenses were $382.5 million or 56.2% of net sales for the year ended March 31, 2003. On a comparable basis, excluding the impact of $173.2 million of asset impairments charges, $32.0 million of restructuring charges, $17.5 million of stock compensation expense and $42.0 million of intangible amortization, adjusted operating expenses for fiscal 2002 were $560.8 million or 52.5% of net sales. On an adjusted basis, operating expenses decreased by 31.6% or $176.9 million in fiscal 2003, primarily as a result of the divestitures of ICS Advent and Airshow and cost reduction efforts to align selling general and administrative and product development costs to the reduced level of revenues. These cost savings were partially offset by increased corporate administrative costs that resulted from the increased costs of insurance and external consultation associated with the implementation and design of restructuring activities.

Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price less than the closing price in the public market on the date of issuance. In October 2000, the Company ceased granting options with a strike price less than the fair market value of the underlying stock. The amortization of unearned compensation expense during fiscal 2003 was $15.5 million and has been allocated to cost of sales ($1.1 million), product development expense ($3.8 million), and selling, general and administrative expense ($10.6 million). The $18.8 million amortization expense during fiscal 2002 was allocated to cost of sales ($1.3 million), product development expense ($3.9 million) and selling, general and administrative expense ($13.6 million).

Selling, General and Administrative Expense. Selling, general and administrative expense was $292.3 million or 43.0% of net sales for the fiscal year ended March 31, 2003, as compared to $428.5 million or 40.2% of net sales for the fiscal year ended March 31, 2002. The $136.2 million decrease is primarily a result of $9.0 million of reductions related to the fiscal 2002 divestitures of ICS Advent (See Note E. Acquisitions and Divestitures to the Company’s Consolidated Financial Statements), $23.0 million related to non-recurring fiscal 2002 charges associated with the implementation of enhanced systems and $104.2 million primarily associated with the benefits of several cost reduction programs. The cost reduction programs were partially offset by increased corporate administrative costs that resulted from the increased costs of insurance and external consultation associated with the implementation and design of restructuring activities.

Product Development Expense. Product development expense was $104.7 million or 15.4% of consolidated net sales for the fiscal year ended March 31, 2003 as compared to $149.7 million or 14.0% of consolidated net sales for the same period a year ago. The reduced product development expense results from the implementation of cost reduction efforts aimed at aligning costs with the reduced level of revenues, and $3.1 million of reductions related to the divestiture of ICS Advent.

Goodwill Impairment. During fiscal 2002, upon adoption of SFAS No. 142, the Company completed its transitional test of goodwill impairment, which resulted in no impairment charge. During fiscal 2003, the Company, as a result of increasingly unfavorable market conditions, revised its long-term financial forecast projections to reflect future declines in results of operations. Based on this revision of the long-term debt outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying amount of goodwill in the communications test segment, as required by SFAS No. 142. The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated far value. Accordingly, the Company recorded an impairment charge of $374.2 million in the second quarter of fiscal 2003. This charge was recorded within the communications test segment and has been included in the impairment charge in the Statement of Operations. (See Note H. Goodwill to the Company’s Consolidated Financial Statements.)

Asset Impairment. During fiscal 2002, as part of the annual impairment analysis, management performed an assessment of the carrying values of long-lived assets within the communications test segment. This assessment, based on estimated undiscounted future cash flows of the segment, indicated that long-lived assets were impaired. The Company discounted cash flows to determine the amount of the impairment, and, as a result, recorded a pre-tax charge of $151.3 million during the fourth quarter of fiscal 2002. (See Note G. Acquired Intangible Assets to the Company’s Consolidated Financial Statements.)

Amortization of Intangibles. Amortization of intangibles was $1.0 million for the fiscal year ended March 31, 2003 as compared to $42.0 million for the same period a year ago. The decrease was primarily attributable to the write-off of $151.3 million of impaired intangible assets during fiscal 2002, which resulted in a reduced amount of amortizable assets during fiscal 2003.

Interest. Interest expense, net of interest income, was $72.5 million for the fiscal year ended March 31, 2003 as compared to $95.0 million for the same period a year ago. The decrease in net interest expense during fiscal 2003 as compared to fiscal 2002 is primarily a result of reduced debt, the fair value discount on the Convertible Notes and a lower weighted average interest rate.

Other Income (Expense), net. During fiscal 2003, the Company recorded other income, net of other expense, of $9.7 million principally related to gains associated with the divestiture of the Company’s Status Monitoring and Performance business (See Note E. Acquisitions and Divestitures to the Company’s Consolidated Financial Statements), offset partially by losses from foreign currency changes during the year. Other expense of $7.6 million during fiscal 2002 was related principally to fluctuations in foreign currencies.

Taxes. The Company recorded an income tax benefit as part of continuing operations of $51.5 million and $0.2 million for fiscal 2003 and 2002, respectively. The Company was able to recognize an income tax benefit for its loss from continuing operations for fiscal 2003 due to income recognized from the disposition of Airshow and retirement of debt at a discount. (See Note M. Income Taxes to the Company’s Consolidated Financial Statements).

The amount recorded for income taxes during both fiscal 2003 and 2002 differ significantly from the amounts that would have been recorded by applying the U.S. federal statutory rate to loss from operations before income taxes. During fiscal 2003, the principal reasons for the difference were: (1) the utilization of U.S. net operating losses in the amount of approximately $70 million for which a valuation allowance had been provided in fiscal 2002, (2) the impairment of non-deductible goodwill, and (3) the recording of a valuation allowance in the amount of approximately $168 million against fiscal 2003 U.S. and foreign net deferred tax assets. During fiscal 2002, the principal reasons for the difference were: (1) the recording of a valuation allowance against the Company’s U.S. net deferred tax assets in the amount of approximately $74 million (2) a provision for U.S. income taxes on unremitted foreign earnings of approximately $40 million, and (3) the carry back of fiscal 2002 U.S. losses for five years.

As a result of U.S. tax legislation enacted in March 2002, the law allowed increasing the period over which net operating losses may be carried back from two years to five, as such, the Company was able to file claims for refund of approximately $61 million for taxes paid in prior years. The entire refund was collected during the first quarter of fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001 on a Consolidated Basis

Net Sales. For the fiscal year ended March 31, 2002, net sales decreased $219.7 million or 17.1% to $1.07 billion as compared to $1.29 billion for the fiscal year ended March 31, 2001. The decrease was primarily attributable to the global economic slowdown and a severe downturn in the telecommunications industry, resulting in a significant decrease in network build-outs and capital spending. As a result, the Company experienced a significant decrease in revenues from its communication test segment during fiscal 2002. The Company also experienced reduced revenues from its digital color enhancement systems, offset by increased revenues from its Itronix business.

International net sales (defined as sales originating outside of the United States) were $463.5 million or 43% of consolidated net sales for the fiscal year ended March 31, 2002, as compared to $514.6 million or 40.0% of consolidated net sales for the fiscal year ended March 31, 2001. The decrease in international net sales was due to the economic weakness and the downturn described above.

Gross Profit. Consolidated gross profit decreased $156.8 million to $556.4 million or 52.1% of net sales for the fiscal year ended March 31, 2002 as compared to $713.2 million or 55.4% of net sales for the fiscal year ended March 31, 2001. The decrease in gross profit is primarily attributable to the decline in demand within the communications test business coupled with $21.0 million of adjustments in fiscal 2002 related to inventory and supplier commitments, partially offset by a $35.7 million fiscal 2001 charge related to inventory step-up amortization resulting from the acquisitions of WWG and Cheetah. The majority of these adjustments relate to additional inventory charges resulting from reduced expectations of demand and usage.

Operating Expenses. Operating expenses consist of selling, general and administrative expense; product development expense; recapitalization and other related costs; purchased incomplete technology; restructuring charges; impairment of other assets held for sale, goodwill and acquired intangible assets, and amortization of intangibles. Total operating expenses were $825.5 million or 77.3% of net sales for the fiscal year ended March 31, 2002, as compared to $809.1 million or 62.9% of net sales for the fiscal year ended March 31, 2001. The increase during fiscal 2002 as compared to fiscal 2001 is principally due to the impairment of acquired intangibles and other assets of $151.3 million during fiscal 2002 and restructuring charges of $32.0 million, which were offset by non-recurring fiscal 2001 charges of $9.2 million for recapitalization and other charges as well as $56.0 million in write-offs of purchased incomplete technology in fiscal 2001. In addition, intangible amortization expense decreased by $77.2 million (amortization of goodwill ceased on April 1, 2001) during fiscal 2002 as a result of the implementation of SFAS No. 142.

Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price lower than the closing price in the public market on the date of issuance. In October 2000, the Company ceased granting options with a strike price less than the fair market value of the underlying stock. The amortization of unearned compensation expense during fiscal 2002 was $18.8 million and has been allocated to cost of sales ($1.3 million), product development expense ($3.9 million), and selling, general and administrative expense ($13.6 million). The amortization expense during fiscal 2001 of $19.3 million was allocated to cost of sales ($1.3 million), product development expense ($4.0 million) and selling, general and administrative expense ($14.0 million).

Selling, General and Administrative Expense. Selling, general and administrative expense was $428.5 million or 40.1% of net sales for the fiscal year ended March 31, 2002, as compared to $467.0 million or 36.3% of net sales for the fiscal year ended March 31, 2001. The $38.5 million decrease is primarily a result of the Company’s restructuring efforts in the second half of fiscal 2002 to reduce operating costs of the business as well as a reduction of $9.7 million due to the sale of ICS Advent. Included in these expenses is approximately $23.0 million during fiscal 2002 related to charges for the implementation of enhanced systems and $25.2 million during fiscal 2001 related to the product rebranding and additional consultants hired for the integration of WWG.

Product Development Expense. Product development expense was $149.7 million or 14.0% of net sales for the fiscal year ended March 31, 2002, as compared to $157.8 million or 12.3% of net sales for the same period a year ago.

During 2001, recapitalization and other related costs of $9.2 million related to an executive who left the Company during fiscal 2000. No such costs were incurred during 2002.

During fiscal 2002, as part of the annual impairment analysis, management performed an assessment of the carrying values of long-lived assets within the communications test segment. This assessment, based on estimated future cash flows of the segment, indicated that long-lived assets were impaired. The Company discounted cash flows to determine the amount of the impairment, and as a result, recorded a pre-tax charge of $151.3 million during the fourth quarter of fiscal 2002. (See Note G. Acquired Intangible Assets, to the Company’s Consolidated Financial Statements.)

During fiscal 2002, upon adoption of SFAS No. 142, the Company completed its transitional test of goodwill impairment, which resulted in no impairment charge. (See Note G. Acquired Intangible Assets to the Company’s Consolidated Financial Statements.)

Amortization of Intangibles. Amortization of intangibles was $42.0 million for the fiscal year ended March 31, 2002 as compared to $119.2 million for the same period a year ago. The decrease was primarily attributable to the Company’s early adoption of SFAS No, 142 in the first quarter of fiscal 2002, which eliminated the amortization of goodwill for the entire fiscal year.

Interest. Interest expense, net of interest income, was $95.0 million for the fiscal year ended March 31, 2002 as compared to $98.8 million for the same period a year ago. The decrease in net interest expense during fiscal 2002, as compared to fiscal 2001, is primarily a result of decreased interest rates offset partially by a decrease in interest income.

Other expense. During fiscal 2002, the Company incurred other expenses of $7.6 million principally related to losses in connection with changes in foreign currencies. Other expense of $4.5 million during fiscal 2001 was also related principally to changes in foreign currencies.

Taxes. The Company recorded an income tax benefit of $0.2 million and $18.4 million for fiscal 2002 and 2001, respectively. The amounts recorded for income taxes during both fiscal 2002 and 2001 differ significantly from the amounts that would have been expected by applying the U.S. federal statutory tax rate to loss from operations before income taxes. During fiscal 2002, the principal reasons for such differences were: (1) the recording of a valuation allowance against the Company’s U.S. net deferred tax assets in the amount of approximately $74 million; (2) a provision for U.S. income taxes on unremitted foreign earnings of approximately $40 million; and (3) the carryback of fiscal 2002 losses for five years. During fiscal 2001, the principal reasons for the difference between the expected tax rate and the effective tax rate were due to non-deductible goodwill amortization as a result of the WWG Merger and an increase in the amount of income earned in various countries with tax rates higher than the U.S. federal statutory tax rate, primarily Germany.

BUSINESS SEGMENTS

The Company measures the performance of its segments by their respective new orders received (“bookings”), net sales and earnings before interest, taxes, and amortization of intangibles and amortization of unearned compensation (“EBITA”), which excludes non-recurring and one-time charges (See Note T. Segment Information and Geographic Areas to the Company’s Consolidated Financial Statements.)

Included in the segment’s EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company’s communications test, industrial computing and communications and digital color enhancement systems segments:

	Years ending March 31,
	2003	2002	2001
	(Amounts in thousands)
Segments
Communications test segment:
Bookings	$446,396	$657,147	$1,248,465
Net Sales	516,797	854,437	1,052,747
EBITA	(70,242)	(3,662)	139,498
Industrial computing and communications segment:
Bookings	$155,566	$141,535	$226,566
Net sales	140,826	188,351	198,441
EBITA	3,590	4,950	(1,914)
Digital color enhancement systems segment:
Bookings	$22,182	$23,048	$33,720
Net sales	22,726	24,849	35,329
EBITA	6,999	5,970	10,909

Fiscal 2003 Compared to Fiscal 2002—Communications Test

Bookings for the communications test products decreased 32.1% to $446.4 million in the year ended March 31, 2003, as compared to $657.1 million for the same period a year ago. The decrease is primarily due to the continued economic downturn and capital spending cutbacks within the telecommunications industry.

Sales of communications test products decreased 39.5% to $516.8 million in the year ended March 31, 2003, as compared to $854.4 million for the same period a year ago. The decrease in sales is primarily a result of the downturn in the telecommunications industry and the significant decline in backlog at the end of fiscal 2002. The decline has affected all of the segments’ product lines; however, the most significant was within the optical transport products where decreases were primarily due to reduced capital spending by the Company’s customers. The decrease in net sales during fiscal 2003 was partially offset by approximately $18 million of sales from a previously booked order from one customer.

EBITA for the communications test products decreased to a loss of $70.2 million in the year ended March 31, 2003, as compared to a loss of $3.7 million for the same period a year ago. The significant decline in EBITA resulted from decreased sales, inventory charges, and erosion of gross profit margins, offset partially by the implementation of cost reduction strategies.

As a result of the declining financial performance and reduced expectations for future earnings, management performed an assessment of the carrying value of the long-lived assets within the communications test segment resulting in an impairment of goodwill. As a result, a charge of $374.2 million was recorded during fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002—Industrial Computing and Communications

Bookings for the industrial computing and communications products increased 9.9% to $155.6 million in the year ended March 31, 2003, as compared to $141.5 million for the same period a year ago. Exclusive of ICS Advent, which was disposed of during October fiscal 2002, bookings in the Itronix business increased from $116.8 million in fiscal 2002 to $155.6 million in fiscal 2003. Increased bookings in the Itronix business were due to a competitively priced order from Sears for its Go Book durable notebook products during the second quarter of fiscal 2003.

Net sales of industrial computing and communications products decreased 25.2% to $140.8 million in the year ended March 31, 2003, as compared to $188.4 million for the same period a year ago. Of the $47.6 million decrease in net sales, $35.6 million was due to the disposition of ICS Advent, and $12.0 million was due primarily to a decrease in net sales from the Itronix business. The decrease in sales from the Itronix business is due to overall weakness in the current economy, and from the reduced backlog at the end of fiscal 2002. The decrease in overall Itronix revenues in fiscal 2003 was partially offset by the revenue from the large order with Sears.

EBITA for the industrial computing and communications segment decreased $1.4 million to $3.6 million for fiscal 2003 as compared to $5.0 million for the same period a year ago. The decrease in EBITA results primarily from a decrease in net sales and gross margins at Itronix, offset by $5.7 million of prior year losses from ICS Advent. Excluding the effect of

ICS Advent for fiscal 2002, EBITA in the Itronix business decreased by $7.1 million to $3.6 million in fiscal 2003, as compared to $10.7 million for the same period a year ago. The decrease in EBITA from the Itronix business is due to reduced sales, inventory charges and reduced gross margins as a result of competitive pricing pressures and the competitively priced order from Sears.

Fiscal 2003 Compared to Fiscal 2002—Digital Color Enhancement Systems

Bookings for da Vinci decreased 3.8% to $22.2 million for the year ended March 31, 2003, as compared to $23.0 million for the same period a year ago. The decrease reflects strong bookings in the first quarter of fiscal 2002, which occurred prior to the impact of the major budgetary cutbacks in the advertising industry, which resulted in reduced capital expenditures for post-production video businesses as the year progressed.

Net sales of da Vinci decreased 8.5% to $22.7 million for the year ended March 31, 2003, as compared to $24.8 million for the same period a year ago. The decrease in sales was most pronounced in Europe.

EBITA for da Vinci increased 17.2% to $7.0 million as compared to $6.0 million for the same period a year ago. The increase in EBITA primarily resulted from increased gross margins and reduced costs associated with cost reduction efforts, partially offset by a decrease in sales during the year. The increase in gross margin during fiscal 2003 was due primarily to inventory charges recorded during fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001—Communications Test

Bookings for the communications test products decreased 47.4% to $657.1 million for the fiscal year ended March 31, 2002, as compared to $1.25 billion for the same period of fiscal 2001. The decrease is primarily due to a global downturn within the telecommunications industry.

Sales of communications test products decreased 18.8% to $854.4 million for the fiscal year ended March 31, 2002, as compared to $1.05 billion for the same period of fiscal 2001. The decrease in sales is primarily a result of the downturn in the telecommunications industry and has affected all of the segments’ product lines.

EBITA for the communications test products decreased to a loss of $3.7 million for fiscal 2002 as compared to income of $139.5 million for the same period of fiscal 2001. The decrease is primarily related to reduced sales and pricing pressures, which were partially offset by reduced operating expenses in the second half of fiscal 2002 as a result of the restructuring actions taken during the year.

As a result of the declining financial performance and reduced expectations for future earnings, management performed an assessment of the carrying value of the long-lived assets within the communications test segment resulting in an impairment of acquired intangible assets (principally core technology). As a result, a charge of $151.3 million was recorded during fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001—Industrial Computing and Communications

Bookings for the industrial computing and communications products decreased $85.1 million or 37.5% to $141.5 million for the fiscal year ended March 31, 2002, as compared to $226.6 million for fiscal 2001. The decrease was primarily due to the disposition of ICS Advent, a division of industrial computing and communications, on October 31, 2001. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, bookings decreased by 11.1% to $116.8 million for the fiscal year ended March 31, 2002, as compared to $131.4 million for the same period of fiscal 2001. The $14.6 million proforma decrease in bookings is primarily related to fewer orders during the first half of the fiscal year.

Net sales of industrial computing and communications products decreased 5.1% to $188.4 million for the fiscal year ended March 31, 2002, as compared to $198.4 million for fiscal 2001. The decrease in net sales was primarily due to the disposition of ICS Advent and was offset in part by an increase in net sales from the Itronix business. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, net sales increased by 34.9% to $152.7 million for the year ended March 31, 2002, as compared to $113.2 million for the same period of fiscal 2001. The $39.5 million proforma increase in net sales is from the Itronix business and is primarily due to shipments of Itronix’ new rugged laptop PC product, Go Book.

EBITA for the industrial computing and communications segment increased $6.9 million to $5.0 million for fiscal 2002 as compared to a loss of $1.9 million for fiscal 2001. The increase in EBITA results primarily from an increase in net sales at Itronix, offset by increased losses at ICS Advent. Excluding the effect of ICS Advent for both fiscal 2002 and 2001, EBITA increased by $10.0 million to $10.7 million for the fiscal year ended March 31, 2002, as compared to $0.7 million for fiscal 2001.

Fiscal 2002 Compared to Fiscal 2001—Digital Color Enhancement Systems

Bookings for da Vinci decreased 31.6% to $23.0 million for the fiscal year ended March 31, 2002, as compared to $33.7 million for fiscal 2001. The decrease related primarily to the reduction of advertising budgets within the industry, which indirectly drives the capital expenditure for post-production video businesses. This decrease became more pronounced in the second half of the fiscal year with the general downturn in the economy.

Net sales of da Vinci decreased 29.7% to $24.8 million for the fiscal year ended March 31, 2002, as compared to $35.3 million for fiscal 2001. The decrease in sales was due to the factors described above causing a reduction in sales of da Vinci’s products.

EBITA for da Vinci decreased 45.3% to $6.0 million as compared to $10.9 million for fiscal 2001. The decrease in EBITA primarily resulted from the $10.5 million decrease in sales for fiscal 2002 as compared to fiscal 2001 and was offset by reduced operating expenses in fiscal 2002.

DEBT, CAPITAL RESOURCES AND LIQUIDITY

The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG Merger, Cheetah acquisition, the recent and significant operating losses recorded as well as funding the Company’s on-going operations. Due to the Company’s voluntary Chapter 11 bankruptcy filing on May 6, 2003, (the “Filing”) and the failure to pay accrued interest on March 31, 2003, the Company is in default on substantially all of its debt obligations. As of March 31, 2003, the Company had $958.2 million of indebtedness, primarily consisting of $168.7 million principal amount of 9.75% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), $672.8 million in borrowings under the Company’s Senior Secured Credit Facility, $83.2 million principal amount of 12% of Senior Secured Convertible Note due 2007 (the “Convertible Notes”) and $33.5 million of other debt obligations. The working capital balances of the Company at March 31, 2003 are expected to continue at similar levels for the foreseeable future.

During the second quarter of fiscal 2003, upon the consummation of the sale of Airshow, the Company used $153 million of the net proceeds to repay a portion of its outstanding debt and for other corporate purposes. Concurrent with the sale of Airshow the Company completed a tender offer resulting in the purchase and retirement of Senior Subordinated Notes having an aggregate principal of $106.3 million for $220 per $1,000 of principal.

During the fourth quarter of the fiscal year ended March 31, 2002, new U.S. tax legislation was enacted which increased the period over which net operating losses may be carried back from two years to five. Consistent with these new standards, the Company filed claims for a refund of approximately $61 million for taxes paid in prior years. The entire refund was collected during the first quarter of fiscal 2003.

The following table lists the future payments for debt, operating leases and purchase obligations: (In thousands)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Debt obligations	2004	2005	2006	2007	2008	Therafter	Total
Senior secured credit facility	$672,843						$672,843
Senior secured convertible note	83,249						83,249
Senior subordinated note	168,715						168,715
Other notes payable	1,225	791					2,016
Capital leases and other debt	7,632	5,922	5,047	3,499	3,628	5,669	31,397
Operating leases	18,842	16,630	14,205	11,686	9,488	70,481	141,332

Total	$952,506	$23,343	$19,252	$15,185	$13,116	$76,150	$1,099,552

While the Company has issued purchase orders to suppliers for deliveries in the future, due to the bankruptcy filing, certain of these purchase orders are governed by executory contracts which the Debtors may choose to reject. In addition, certain suppliers may require new purchase orders to be issued post Filing. Therefore, the Company elected to omit information on future purchase obligations as it would be misleading.

As of March 31, 2003 the Company had $57.6 million in cash. After March 31, 2003, the Company depends upon its ability to generate cash flows from operations and sell non-strategic assets to fund operations. The history of operating losses, the Company’s recent Filing and its impact on operations, the continued downturn in the communications test market, the costs of professionals in the Chapter 11 cases and the costs of restructuring, all raise substantial doubt about the Company liquidity. The Company has made significant cost reductions during fiscal 2003 and 2002 and has identified the need for further reductions in light of the continued downturn in the marketplace. However, the costs associated with the implementation of these reductions, combined with the costs of the Filing and ongoing operations are substantial. In the event that cash flow from operations or the sale of non-strategic assets is insufficient to fund these costs, the Company will have to access the DIP facility.

The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors. Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well. In the event the Company is not successful in selling certain non-core assets, the Debtors would not have full access to the $30 million facility. It is unlikely that the Company would have access to alternative financing sources, which could result in the Company being unable to fund ongoing operations. In such event, the Company could face liquidation. See “Factors That May Affect Future Results.”

Convertible Notes

On December 4, 2002, CDR Fund VI reinvested $2.8 million in interest, net of taxes, it received from the Company on the Senior Subordinates Notes. The reinvestment was in the form of a new Convertible Note with identical terms as the note issued in January 2002.

On January 15, 2002, Acterna LLC issued and sold at par $75 million aggregate principal amount of the Convertible Notes to CDR Fund VI. As of March 31, 2003, the Company was in default as a result of a cross default from its failure to pay interest on the Senior Secured Credit Facility as of March 31, 2003.

Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th. Interest payments commenced on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. During fiscal 2003, additional Convertible Notes for the principal amount of $9.6 million were issued for the accrued interest. The Company recorded these notes at their fair market value at the time of issuance, which resulted in a cumulative discount of $6.0 million. The discount is shown as a reduction to interest expense and is being amortized over the life of the Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility and are guaranteed by the Company and its domestic subsidiaries.

At the option of CDR Fund VI (or any subsequent holder of Convertible Notes), at any time prior to December 31, 2007, the maturity date of the Convertible Notes, the Convertible Notes may be converted into newly-issued shares of common stock of the Company at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments. On the date of issuance, the conversion price of the Convertible Notes exceeded the public market price per share of common stock of the Company. If in the future, any Convertible Note is issued with a conversion price less than the public market price on January 15, 2002 (the date of original issuance) as a result of an anti-dilution adjustment of the conversion price, the Company would be required to record a charge to its results of operations to reflect the discount of the adjusted conversion price to the market price of the common stock on the date of original issuance.

Senior Secured Credit Facility and Amendment to Senior Secured Credit Facility

In connection with the WWG Merger, the Company refinanced a portion of its debt and entered into a Senior Secured Credit Facility with a syndicate of lenders (the “Senior Secured Credit Facility”) that provided for term loans and a revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2003, the Company had $522.8 million in term loan borrowings, $150.0 million in revolving credit borrowings and $17 million of outstanding letters of credit under the Senior Secured Credit Facility. Prior to March 31, 2003, the Company was in compliance with the covenants under the Senior Secured Credit Facility; however, as a result of its failure to pay interest due on March 31, 2003 it was in default.

Interest on the loans outstanding under the Senior Secured Credit Facility is payable quarterly in arrears on each June 30, September 30, December 31 and March 31 through maturity. The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. To fix interest charged on a portion of its debt, the Company entered into interest rate hedge agreements. After giving effect to these hedge agreements, $130 million of the Company’s debt was subject to an effective average annual fixed rate of 5.7% per annum until September

2002. Taking into account its interest rate swap agreement, the annual weighted-average interest rate on the loans under the Company’s Senior Secured Credit Facility was 5.8% and 6.7% for the fiscal years ended March 31, 2003 and 2002, respectively. Due to the recent reduction in interest rates, the Company’s 90-day LIBOR borrowing rate (plus the applicable margin) was 5.2% at March 31, 2003. The obligations of the Company under the Senior Secured Credit Facility are guaranteed by each direct and indirect U.S. subsidiary of the Company. The obligations under the Senior Secured Credit Facility are secured by a pledge of the equity interests in Acterna LLC, by substantially all of the assets of Acterna LLC and each direct or indirect U.S. subsidiary of Acterna LLC, by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of the Company that acts as a holding company of the Company’s foreign subsidiaries.

The Company is also required to pay a commitment fee based on the unused amount of the Revolving Credit Facility. This rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and it is based on the Company’s leverage ratio in effect at the beginning of each quarter. The Company paid $0.2 million and $0.2 million in fiscal 2003 and 2002, respectively, in commitment fees.

During July 2002, the Company reached an agreement with its lenders regarding amendments to its Senior Secured Credit Facility. Under the amendments, which became effective on August 7, 2002, the lenders, among other things, approved the sale of Airshow to Rockwell Collins and agreed to certain changes to financial covenants in the Revolving Credit Facility. As part of this agreement, the minimum liquidity requirement of $25 million at the end of each quarter will remain the same; however, the minimum cumulative EBITDA covenants (as defined in the Senior Secured Credit Facility) have been modified as follows: negative $40 million for the two quarters ended September 2002; negative $17 million for the three quarters ended December 2002; and $0 for the four quarters ending March 2003. In addition, the lenders permitted the Company to use up to $24 million to purchase a portion of its 9.75% Senior Subordinated Notes due 2008 pursuant to the combined tender offers. (See Note C. Related Party to the Company’s Consolidated Financial Statements).

Senior Subordinated Notes

In connection with the 1998 recapitalization of the Company, the Company issued the Senior Subordinated Notes. Interest on the Senior Subordinated Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on each May 15th and November 15th through maturity in 2008. As of March 31, 2003, the Company was in default of the covenants under the Senior Subordinated Notes due to a cross-default caused by its failure to pay interest on the Senior Secured Credit Facility due on March 31, 2003.

On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados) commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008. The tender offers provided for cash consideration of $220 in exchange for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. These combined tender offers expired on August 12, 2002 and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new senior secured convertible notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 issued to CDR Fund VI in January 2002 except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna, LLC, CD&R Barbados exercised this right to invest $2.8 million of its after-tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CDR Fund VI. It is currently impossible to predict with any degree of certainty how pre-petition claims would be treated or if the plan of reorganization will be approved by the creditors. However, it is likely that the value of the Senior Subordinated Notes will be substantially impaired under the plan of reorganization.

Capital Resources

Cash Flows. The Company’s cash and cash equivalents increased $14.8 million to $57.6 million during the fiscal year ended March 31, 2003.

Working Capital. For the fiscal year ended March 31, 2003, the Company’s net working capital decreased as its operating assets and liabilities provided $64.6 million of cash. Accounts receivable decreased, creating a source of cash of

$38.2 million, primarily due to the decrease in sales during the fourth quarter of fiscal 2003 as compared to the same period in 2002 as well as reduction in days sales outstanding due to more effective collections. Inventory levels decreased by $30.2 million, due in part to the efforts to control costs and maintain inventory levels in line with expected sales. Other current assets decreased, creating a source of cash of $12.6 million, due primarily to a $61 million refund of previously paid income taxes. Accounts payable decreased $17.5 million as a result of a reduced level of purchases in the fourth quarter of fiscal 2003, as compared to the same period a year ago.

Investing activities. Investing activities produced $158.1 million of cash for the fiscal year ended March 31, 2003, due to $178.4 million of net proceeds from the divestitures of businesses and $2.9 million in proceeds from the sale of property and equipment offset by $23.2 million of capital expenditures.

Debt and equity. The Company’s financing activities used $80.9 million in cash during fiscal 2003, due to the pre-payment of $171.1 million of long-term debt and repayment of bank overdrafts, offset by $87.0 million of new borrowings under the Revolving Credit Facility. The Company also received $3.2 million associated with capital lease proceeds, net of capital lease payments, during fiscal 2003.

On May 6, 2003, the Company obtained a debtor-in-possession credit facility (the “DIP facility”) as part of the bankruptcy filing. The DIP facility provides the Company with up to $30 million in available borrowings. The available borrowing base is limited to the Company’s cash, eligible trade receivables, inventory and proceeds from asset sales. The Company has access to the DIP facility only in the event that its cash balance is below $30 million, and it is in compliance with EBITDA and capital expenditure covenants.

FUTURE FINANCING SOURCES AND CASH FLOWS

As of March 31, 2003, the Company was in default and cross default on substantially all of its existing debt obligations as a result of its failure to pay interest on the Senior Secured Credit Facility. As a result, the Company did not have access to any of the additional availability under its Revolving Credit Facility. There were $17 million in letters of credit outstanding and $150 million of borrowings on the Revolving Credit Facility as of March 31, 2003, among others, which had been approved. The Company has access to the DIP facility only in the event that its cash balance falls below $30 million and it is in compliance with the EBITDA and capital expenditures covenants, among others, which has been approved by the Bankruptcy Court.

NEW PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amends Accounting Principal Board (“APB”) Opinion No. 30 (“APB No. 30”), which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption of the provisions of SFAS No.145, the Company reclassified the extraordinary items reported during fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the application of SFAS 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. (See Note J. Warranty to the Company’s Consolidated Financial Statements). The initial recognition of measurement provisions of

FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the application of FIN 45 to have a material impact on its financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123.” (“SFAS No. 148”) This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement modifies the disclosure requirements of SFAS No. 123, requiring among other things, increased disclosures within annual and interim financial reports. The provisions of this statement become effective for annual and interim financial reports covering periods beginning after December 15, 2002, with early adoption encouraged. The Company has adopted the disclosure requirements of SFAS No. 148 in the accompanying Consolidated Financial Statements. (See Note P. Stock Compensation Plans to the Company’s Consolidated Financial Statements).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is an interpretation of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” (“ARB 51”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities. The Company does not have any variable interest entities and therefore does not expect the application of FIN 46 to have an impact on its financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of SFAS No. 149.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of SFAS No. 150 in fiscal 2004 to have a material impact on its financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company sells its products in over 80 countries. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its facilities are located. The Company’s principal currency exposures against the U.S. dollar are in the Euro, British Pound and Australian dollar. The Company uses foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company’s market risk exposure to currency rate fluctuations is not material. The Company does not hold derivatives for trading purposes.

The Company uses derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. At March 31, 2003, the Company had a $2.8 million interest rate swap contract maturing on March 5, 2004. The swap was initiated to hedge floating debt that was denominated in the German mark. The interest expense impact for fiscal 2003 is not material. In addition, the Company had an interest rate swap contract, which expired during the second quarter of fiscal 2003. The swap contract that expired had fixed interest rates higher than the three-month LIBOR quoted by financial institutions. The Company therefore recognized an increase in interest expense (calculated as the difference between the interest rate in the swap contracts and the three-month LIBOR rates) for the first six months of fiscal 2003 of $2.5 million.

At March 31, 2003, the Company had $672.8 million of variable rate debt outstanding which represents approximately 70% of its total outstanding debt.

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of March 31, 2003, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $1.0 million, and accordingly, would cause a hypothetical loss in cash flows of approximately $1.0 million on an annual basis.

The Company has significant debt and resulting debt service obligations. A substantial portion of the debt is subject to variable rate interest expense. The weighted average interest rate for the fiscal year ended March 31, 2003 was 5.8%. Interest rates are at historically low rates and an increase in interest rates in the future could have a material impact on the results of operations and financial position of the Company. An increase of 1% in interest rates would increase interest expense by approximately $6.7 million on an annual basis.

SUBSEQUENT EVENTS

On May 6, 2003 (the “Filing Date”), Acterna Corporation and its seven United States subsidiaries and affiliates filed Chapter 11 in the United States Bankruptcy Court for the Southern District in New York (the “Bankruptcy Court”) (the “Filing”). The Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12837 (BRL) through 03-12483 (BRL). The Company’s non-U.S. subsidiaries were excluded from the Filing.

The Filing was made in response to an on-going decline in the communications test marketplace which has resulted in significant operating losses and the inability of the Company to perform in accordance with its financial covenants under the Senior Secured Credit Facility, the Convertible Notes, the Senior Subordinated Notes and its other debt obligations.

Under Chapter 11, the Company is operating its businesses as debtor-in-possession under court protection from its creditors and claimants, and intends to use Chapter 11 to substantially reduce its debt obligations and implement a plan of reorganization.

The Company concluded after evaluating all its alternatives, that a federal court-supervised Chapter 11 filing provides the best forum available to achieve a reduction in debt.

As a consequence of the Filing, pending litigation against the Company is generally stayed (subject to certain exceptions in the case of government authorities), and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court, including all attempts to collect claims or enforce liens that arose prior to the commencement of the Company’s Filing. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the Filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. The Company’s current proposal for the plan of reorganization reflects:

•	the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and a EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•	the allocation of warrants to purchase approximately 5% of the new common stock of the reorganized Acterna to the holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes in exchange for the cancellation of these Notes (these warrants will be substantially “out of the money” at the time of issuance and may never have any value within their term);

•	partial payments to general unsecured creditors, subject to certain conditions; and

•	no recovery with respect to the holders of the common stock.

There can be no assurance, however, that the Company’s proposal will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s proposal

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below and elsewhere in this annual report and in the other documents the Company files with the Securities and Exchange Commission (“SEC”) are risks and uncertainties that could cause actual results to differ materially from the results The Company’s business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating the Company or any investment decision relating to securities of the Company. This section does not describe all risks applicable to the Company, its industry or its business. It is intended only as a summary of the principal risks.

Factors Related to the Company’s Proposed Reorganization

Significant Challenges in Connection with Company’s Bankruptcy Reorganization

On May 6, 2003 (the “Filing Date”), the Company and its seven domestic subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 12837 (BRL) through 12843 (BRL))

(the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered for procedural purposes. Since the Filing Date, the Debtors have been operating their business as debtors-in-possession pursuant to the Bankruptcy Code. There can be no assurance that the Company will be successful in reorganizing under the Chapter 11 Cases. If the Company is not successful in reorganizing under the Chapter 11 Cases, it could face liquidation. If a liquidation or protracted reorganization were to occur, there is a substantial risk that the value of the Company’s enterprise would be substantially eroded to the detriment of all stakeholders.

Because of the Company’s recurring losses from operations, the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the Company’s ability to continue as a ‘going concern’. The report of our independent auditors is modified for this uncertainty. The ability of the Company to continue as a ‘going-concern’ is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; and (v) the ability of the Company to achieve profitability. There can be no assurance that the Company will be able to successfully achieve any of these objectives. The Company’s Consolidated Financial Statements have been prepared on the basis that it will continue as ‘going concern’ but our Filing raises substantial doubt in this regard.

Based on current and anticipated levels of operations and assuming consummation of a plan or reorganization, management believes that the Company will continue as a ‘going concern’. Accordingly, the Company’s Consolidated Financial Statements included herein have been prepared assuming the Company will continue as a ‘going concern’.

In addition, the amounts reported in the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K do not reflect all of the adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the adoption of a plan of reorganization. Adjustments necessitated by the plan of reorganization could materially change the amounts reported in the Consolidated Financial Statements included herein.

Compliance with the DIP Facility and Liquidity

Under the terms of the DIP, the Company is required to comply with various terms and conditions. There can be no assurance that the Company will be able to comply with such terms and conditions. In the event that the Company defaults under the DIP and the DIP is terminated, there can be no assurance that sufficient alternative financing arrangements will be available. Furthermore, in the event that cash flows, together with available borrowings under the DIP Facility or alternative financing arrangements, are not sufficient to meet the Company’s cash requirements, the Company may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. The Company can provide no assurance that such actions will be sufficient to cover any cash shortfalls.

Restrictions on the Company’s Conduct of Its Business

The Debtors are operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Cases, the Debtors are required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties of interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although the Debtors may seek the approval of the Bankruptcy Court to sell assets and settle liabilities (including for amounts other than those reflected on the Company’s Consolidated Financial Statements), there can be no assurance that the Bankruptcy Court will grant such approvals. The Bankruptcy Court also has the authority to oversee and exert control over the Debtors’ ordinary course operations.

As a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

Disruption of Operations Due to the Filing of the Chapter 11 Cases

As part of the first day relief requested in the Chapter 11 Cases, the Bankruptcy Court entered orders allowing the Company to pay pre-petition employee obligations and certain pre-petition key vendor trade claims in the ordinary course of business. The Debtors, however, were not permitted to pay all of its vendors in full. As a result, while the Company has not yet experienced any significant disruption in its relationships with its suppliers or vendors, the Company may have difficulty maintaining existing relationships, or creating new relationships with suppliers or vendors. The Company’s suppliers and vendors could stop providing supplies or services to the Company or provide such supplies or services only on terms such as ‘cash on delivery,’ ‘cash on order,’ or other terms that could have an adverse impact on the Company’s short-term cash flows. In addition, the filing of the Chapter 11 Cases may adversely affect the Company’s ability to retain existing customers, attract new customers and maintain contracts that are critical to its operations

The filing of the Chapter 11 Cases and the publicity attendant thereto might also adversely affect the businesses of the Company’s non-debtor subsidiaries. Because the Company’s business is closely related to the businesses of all of the Company’s subsidiaries, any downturn in the business of its subsidiaries could also affect its prospects. It remains uncertain whether the commencement of the Chapter 11 Cases will adversely affect the businesses of any of the Company’s subsidiaries. Furthermore, the Company’s non-debtor subsidiaries do not have the benefit of the automatic stay and other protections afforded by the Bankruptcy Code.

Attracting and Retaining Key Personnel

The Company believes that its future success will be dependent upon its ability to attract and retain skilled managers and other employees. Since the Filing Date, the Company has been able to retain many of its key employees. However, no assurance can be given that the Company will be able to continue to do so in the future. Any failure of the Company to retain its personnel, including senior management, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Implementing the Restructuring Strategy Involves Substantial Risks

There are substantial risks in implementing the Company’s restructuring strategy. These risks include:

•	spending significant resources and time on the divestiture of non-core assets rather than on our operational restructuring;

•	the restructuring entails significant business process changes throughout the organization, which may be disruptive;

•	difficulties arising from the slowing economy, which has adversely affected demand for telecommunications services, may delay revenue growth and the length of time required to achieve profitability and positive cash flow;

•	the possibility of adverse regulatory, legislative and other governmental developments during the course of the restructuring;

•	uncertainty surrounding our restructuring increases the risk that the Company will lose customers and leaves it open to aggressive tactics of competitors;

•	potential difficulties in recruiting and retaining quality management to execute the new operational strategy; and

•	insufficient capital to invest in improved business systems to support a larger and more efficient enterprise.

One or more of these factors, individually or combined, could adversely affect the Company’s ability to conduct our operations.

Risk to Pre-Petition Equity Holders and Creditors

The final reorganization plan, ultimately confirmed, if any, will likely affect the value of the Company’s various pre-petition liabilities, common stock and/or other equity securities. Until a plan of reorganization is confirmed by the Bankruptcy Court, the recoveries of pre-petition claim holders are subject to change. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. It is currently contemplated that any plan of reorganization will likely result in (i) the cancellation of the Company’s existing common stock and other equity securities with holders thereof receiving no distributions under the plan of reorganization and (ii) a substantial impairment of the value of the Company’s Senior Subordinated Notes and its Convertible Notes. In light of the foregoing, the Company considers the value of its common stock and other existing equity securities to be highly speculative and cautions equity holders that it is likely that the common stock will ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to any investment in the Company’s common stock or other equity securities or any claims relating to its pre-petition liabilities.

The Company’s quarterly operating results have fluctuated in the past and are likely to fluctuate in the future.

The Company has experienced in the past and expects to experience in the future fluctuations in its quarterly results due to a number of factors beyond the Company’s control. Many factors could cause the Company’s operating results to fluctuate from quarter to quarter, including the following:

•	the impact of the filing of the Chapter 11 Cases;

•	the size and timing of orders from the Company’s customers;

•	the degree to which the Company’s customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in the Company’s fourth quarter;

•	the uneven buying patterns of the Company’s customers;

•	the uneven pace of technology innovation;

•	economic downturns or other factors reducing demand for telecommunication equipment and services; and

•	a significant portion of the Company’s operating expenses are fixed and if the Company’s net sales are below its expectations in any quarter, the Company may not be able to reduce its spending in a timely manner.

The Company’s operating results could be harmed if the markets into which the Company sells its products experience a downturn as a result of a reduction in previously planned capital expenditures for infrastructure expansion

Several significant markets into which the Company sells its products are cyclical. For example, the telecommunications industry in general, and the competitive local exchange carrier segment in particular, are now experiencing a downturn that has resulted in a reduction in previously planned capital expenditures for infrastructure expansion. These industry downturns have been characterized by diminished product demand, excess manufacturing capacity and the subsequent accelerated erosion of average selling prices. Any further downturn in the Company’s customers’ markets or in general economic conditions would likely result in a further reduction in demand for the Company’s products and services, which would harm its business results and operating and financial condition. The Company’s customers, have also been effected by the downturn in the telecommunication industry and may be unable to meet current and ongoing obligations.

The Company operates in highly competitive markets

The markets for the Company’s products are highly competitive. Some of the Company’s current and potential competitors have greater name recognition and greater financial, selling and marketing, technical, manufacturing and other resources than the Company. In addition, due to the rapid evolution of the markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers, may enter the Company’s markets and further intensify competition.

Due to the Company’s voluntary Chapter 11 filing, the Company could be negatively impacted in the marketplace. The Chapter 11 filing also provides competitors with additional negative incentives to present to customers and potential customers in competitive bid situations, which could negatively impact future operations.

The Company may not be able to compete effectively with its existing competitors or with new competitors, and the Company’s competitors may succeed in adapting more rapidly and effectively to changes in technology, in the market or in developing or marketing products that will be more widely accepted.

The markets the Company serves are characterized by rapid change and innovation. The Company may not be able to develop and successfully market products that account for such changes and innovations.

The market for the Company’s products and services is characterized by rapidly changing technologies, new and evolving industry standards and protocols, and product and service introductions and enhancements that may render the Company’s existing offerings obsolete or unmarketable. A shift in customer emphasis from employee-operated communications testing to automated, remote testing and monitoring systems could likewise render some of the Company’s existing product offerings obsolete or unmarketable, or reduce the size of one or more of the Company’s addressed markets. In particular, incorporation of self-testing functions in the equipment currently addressed by the Company’s communications test instruments could render some of its offerings redundant and unmarketable. Failure to anticipate or to respond rapidly to advances in technology and to adapt its products appropriately could have a material adverse effect on the Company’s business, financial condition and results of operations.

The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends and the incurrence of substantial research and development costs. The

Company may not successfully anticipate such trends or have sufficient free cash flow to continue to incur such costs. The Company provides no assurance that it will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of its products or that products and technologies developed by others will not render the Company’s products or technologies obsolete or noncompetitive.

The Company’s manufacturing efforts could be interrupted due to component shortages, which could reduce the Company’s ability to build and sell its products

The Company uses a number of components to build its products and systems that are only available from a limited number of, or single-source, vendors. In addition, to obtain the components the Company requires to build its products and systems, the Company may be required to identify alternate sources of supply, which can be time consuming and result in higher procurement costs. The Company also cannot assure that it will be able to obtain suitable substitutes for components that become unavailable, which could potentially require the Company to perform costly and time consuming redesigns of its products. If the Company is unable to obtain sufficient quantities of required components, or if suppliers choose to reduce the amount of parts they make available to the Company, the Company may be unable to meet customer demand for its products, which would negatively affect its business and results of operations and could materially damage customer relationships.

The Company has the majority of its printed circuit boards (PCBs) manufactured by contract manufacturers who assemble the Company’s PCBs and ship them to Acterna for final assembly and test. In the event these contract manufacturers were to stop providing their services for Acterna, it would take substantial time and expense to find an alternative. This delay could have a materially adverse impact on the business and results of operations of the Company.

Economic, political and other risks associated with international sales and operations could adversely affect the Company’s net sales

Because the Company sells its products worldwide, the Company’s business is subject to risks associated with doing business internationally. The Company expects its net sales originating outside the United States to be approximately half of the Company’s communication test total net sales for its 2004 fiscal year. In addition, many of the Company’s manufacturing facilities and suppliers are located outside the United States. Accordingly, the Company’s future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements; and

•	potentially negative consequences from changes in tax laws and other regulatory requirements.

Compliance with applicable regulations, standards and protocols may be time consuming and costly for the Company

Many of the Company’s products must comply with significant governmental and industry-based regulations, certifications, standards and protocols, some of which evolve as new technologies are deployed. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for the Company, and the Company cannot provide assurance that its products will continue to meet these standards in the future. In addition, regulatory compliance may present barriers to entry in particular markets or reduce the profitability of the Company’s product offerings. Such regulations, certifications, standards and protocols may also adversely affect the communications industry, limit the number of potential customers for the Company’s products and services or otherwise have a material adverse effect on its business, financial condition and results of operations. Failure to comply, or delays in compliance, with such regulations, standards and protocols or delays in receipt of such certifications could delay the introduction of new products or cause the Company’s existing products to become obsolete.

If service providers reduce their use of field technicians and successfully implement a self-service installation model, demand for the Company’s products could decrease

To ensure quality service, the Company’s major service provider customers typically send a technician into the field who uses its products to verify service for installations. However, some providers have recently announced plans to encourage their customers to install their own service and, by doing so, hope to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. If service providers successfully implement these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification service, the need for field technicians and the need for some of the Company’s communications test instruments could decrease, which would negatively affect the Company’s business and results of operations.

Third parties may claim the Company is infringing on their intellectual property and, as a result of such claims, the Company may face significant litigation or incur licensing expenses or be prevented from selling its products.

Third parties may claim that the Company is infringing on their intellectual property rights, and the Company may be found to have infringed on those intellectual property rights. Any litigation regarding patents or other intellectual property rights could be costly and time consuming, and divert the attentions of the Company’s management and key personnel from its business operations. Claims of intellectual property infringement might also require the Company to enter into costly royalty or license agreements. However, the Company may not be able to obtain royalty or license agreements on terms acceptable to it, or at all. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products.

Third parties may infringe on the Company’s intellectual property and, as a result, the Company may be required to expend significant resources enforcing its rights or suffer competitively.

The Company’s success depends in large part on its intellectual property. The Company relies on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect its proprietary intellectual property. If the Company fails to protect or to enforce successfully its intellectual property rights, the Company’s competitive position could suffer, which could have a material adverse effect on its business, financial condition and results of operations.

The Company’s products are complex, and its failure to detect errors and defects may subject it to costly repairs, product returns under warranty and product liability litigation.

The Company’s products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty, diversion of development resources and, more generally, in delayed market acceptance of the product or damage to the Company’s reputation and business, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurance that the Company’s assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions, including the risk factors described elsewhere in this report and the Company’s other Securities and Exchange Commission filings.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur, actual results may differ materially from the estimates or expectations reflected in the Company’s forward-looking statements, and undue reliance should not be placed upon the forward-looking events discussed in this report.

APPENDIX C

ACTERNA CORPORATION

Report of Independent Auditors

To the Board of Directors and Stockholders of Acterna Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders deficit, and of cash flows present fairly, in all material respects, the financial position of Acterna Corporation and its subsidiaries at March 31, 2003 and March 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements on May 6, 2003, Acterna Corporation and its United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As discussed in Note B to the consolidated financial statements, the Company has defaulted on its interest payments and debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

McLean, VA

June 24, 2003

ACTERNA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	March 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,552	$42,739
Accounts receivable, net of allowance of $5,356 and $7,136, respectively	87,114	119,246
Inventories, net:
Raw materials	32,106	37,604
Work in process	14,719	35,885
Finished goods	20,225	35,250

Total inventories	67,050	108,739
Deferred income taxes	1,253	18,878
Income tax receivable	16,103	77,479
Prepaid expenses	16,527	25,654
Other current assets	8,114	4,600
Current assets of discontinued operations held for sale	—	15,430

Total current assets	253,713	412,765
Property, plant and equipment:
Land and buildings	49,088	55,075
Leasehold improvements	19,594	7,872
Machinery and equipment	50,543	79,628
Furniture and fixtures	78,000	75,679

	197,225	218,254
Less accumulated depreciation and amortization	(107,573)	(100,041)

Property, plant and equipment, net	89,652	118,213
Other assets:
Goodwill, net	33,384	408,922
Intangible assets, net	952	1,828
Deferred debt issuance costs, net	16,322	26,582
Other non-current assets	12,133	19,979
Long-term assets of discontinued operations held for sale	—	26,267

Total assets	$406,156	$1,014,556

ACTERNA CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2003	March 31, 2002
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,225	$2,523
Notes payable-related party	83,249	—
Current portion of long-term debt	849,190	28,937
Accounts payable	51,742	68,262
Accrued expenses:
Compensation and benefits	25,197	36,752
Deferred revenue	33,585	49,231
Warranty	18,968	16,907
Interest	14,449	10,700
Restructuring	11,446	14,185
Other	23,673	31,657
Taxes other than income taxes	5,004	8,079
Accrued income taxes	30,519	31,262
Current liabilities of discontinued operations held for sale	—	10,644

Total current liabilities	1,148,247	309,139
Long-term debt	24,556	979,187
Deferred income taxes	4,456	17,581
Deferred compensation	68,886	59,164
Other long-term liabilities	2,510	9,385
Notes payable-related party	—	76,875
Commitments and contingencies (Note Q.)
Total stockholders’ deficit:
Common stock, par value $.01, authorized 350,000,000 shares; issued and outstanding 192,282,130 and 192,247,785 shares, as of 2003 and 2002, respectively	1,923	1,922
Additional paid-in capital	768,467	786,537
Accumulated deficit	(1,578,799)	(1,170,639)
Unearned compensation	(20,345)	(53,925)
Accumulated other comprehensive loss	(13,745)	(670)

Total stockholders’ deficit	(842,499)	(436,775)

Total liabilities and stockholders’ deficit	$406,156	$1,014,556

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACTERNA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001
	(Amounts in thousands except per share data)
Net sales	$680,349	$1,067,637	$1,287,371
Cost of sales	378,612	511,284	574,221

Gross profit	301,737	556,353	713,150
Selling, general and administrative expense	292,266	428,486	466,957
Product development expense	104,664	149,732	157,760
Amortization of intangibles	1,047	42,021	119,225
Restructuring expense	50,629	32,037	—
Goodwill impairment	374,151	3,947	—
Impairment of net assets held for sale	—	17,918	—
Impairment of acquired intangible and other long-lived assets	23,778	151,322	—
Recapitalization and other related costs	—	—	9,194
Purchased incomplete technology	—	—	56,000

Total operating expenses	846,535	825,463	809,136

Operating loss	(544,798)	(269,110)	(95,986)
Interest expense	(73,801)	(96,623)	(102,158)
Interest income	1,301	1,625	3,322
Other income (expense), net	9,684	(7,595)	(4,491)

Loss from continuing operations before income taxes and extraordinary item	(607,614)	(371,703)	(199,313)
Benefit from income taxes	51,475	239	18,377

Loss from continuing operations before extraordinary item	(556,139)	(371,464)	(180,936)
Discontinued operations:
Income (loss) from discontinued operations, net of tax (benefit) provision of $(1,636), $(3,374) and $9,996, respectively	(1,405)	(3,429)	19,778
Gain on sale of discontinued operations, net of tax provision of $34,738	90,692	—	—

Net loss before extraordinary item	(466,852)	(374,893)	(161,158)
Extraordinary gain (loss) on debt extinguishments, net of tax provision (benefit) of $19,244, $0 and ($6,829), respectively	58,692	—	(10,659)

Net loss	$(408,160)	$(374,893)	$(171,817)

Net income (loss) per common share-basic and diluted:
Continuing operations	$(2.89)	$(1.93)	$(0.98)
Discontinued operations	0.46	(0.02)	0.11
Extraordinary item	0.31	0.00	(0.06)

	$(2.12)	$(1.95)	$(0.93)

Weighted average number of common shares:
Basic and diluted	192,258	191,868	183,881

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACTERNA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Other Comprehensive Income (loss)	Total Stockholders’ Deficit
Balance, March 31, 2000	122,527	$1,225	$344,873	$(623,929)	$(16,965)	$(1,879)	$(296,675)
Net loss 2001	—	—	—	(171,817)	—	—	(171,817)
Translation adjustment	—	—	—	—	—	4,644	4,644

Total comprehensive loss	—	—	—	(171,817)	—	4,644	(167,173)
Issuance of common stock to CDR Funds	43,125	431	172,069	—	—	—	172,500
Issuance of common stock rights offering, net of fees	4,983	50	16,882	—	—	—	16,932
Issuance of common stock to WWG stockholders	14,987	150	129,850	—	—	—	130,000
Stock option expense	—	—	12,255	—	—	—	12,255
Conversion of Cheetah stock options	—	—	5,754	—	(6,721)	—	(967)
Amortization of unearnedcompensation-continued operations	—	—	—	—	19,840	—	19,840
Exercise of stock options and other issuances	5,331	54	10,919	—	—	—	10,973
Unearned compensation from stock option grants	—	—	98,726	—	(98,726)	—	—
Adjustment to unearned compensation	—	—	(11,567)	—	11,586	—	19
Tax benefit from exercise of stock options	—	—	21,319	—	—	—	21,319

Balance, March 31, 2001	190,953	1,910	801,080	(795,746)	(90,986)	2,765	(80,977)

Net loss 2002	—	—	—	(374,893)	—	—	(374,893)
Translation adjustment and minimum pension liability	—	—	—	—	—	(3,435)	(3,435)

Total comprehensive loss	—	—	—	(374,893)	—	(3,435)	(378,328)
Amortization of unearned compensation	—	—	—	—	19,368	—	19,368
Exercise of stock options and other issuances, net	1,295	12	2,156	—	—	—	2,168
Adjustment to unearned compensation	—	—	(17,693)	—	17,693	—	—
Tax benefit from exercise of stock options	—	—	994	—	—	—	994

Balance, March 31, 2002	192,248	1,922	786,537	(1,170,639)	(53,925)	(670)	(436,775)

Net loss 2003	—	—	—	(408,160)	—	—	(408,160)
Translation adjustment and minimum pension liability	—	—	—	—	—	(13,395)	(13,395)

Total comprehensive loss	—	—	—	(408,160)	—	(13,395)	(421,555)
Amortization of unearned compensation	—	—	—	—	15,534	—	15,534
Exercise of stock options and other issuances, net	34	1	—	—	—	—	1
Adjustment to unearned compensation	—	—	(18,070)	—	18,046	320	296

Balance, March 31, 2003	192,282	$1,923	$768,467	$(1,578,799)	$(20,345)	$(13,745)	$(842,499)

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACTERNA CORPORATION Consolidated Statements of Cash Flows
	Years Ended March 31,
	2003	2002	2001
	(Amounts in thousands)
Operating Activities:
Net loss from continuing operations	$(408,160)	$(374,893)	$(171,817)
(Gain) loss on extinguishment of debt	(58,692)	—	10,019
Gain on sale of Airshow business	(90,692)	—	—
(Gain) loss on sale of other businesses and discontinued operations	(6,177)	10,039	—
Adjustment for non-cash items included in net loss:
Depreciation	30,436	36,391	28,427
Bad debt	(141)	(582)	7,147
Amortization of intangibles and goodwill	1,130	42,271	120,151
Amortization of inventory step-up	—	—	35,750
Amortization of unearned compensation	15,534	19,368	19,840
Amortization of deferred debt issuance costs	4,561	5,582	3,974
Asset impairment	398,026	151,322	—
Inventory obsolescence expense	15,600	—	—
Loss on sale of fixed assets	396	4,173	—
Impairment of assets held for sale	—	21,865	—
Purchased incomplete technology	—	—	56,000
Non-cash interest expense	3,452	—	—
Benefit from income taxes	(52,346)	—	—
Recapitalization and other related costs	—	—	9,194
Tax benefit from stock option exercises	—	994	21,319
Other	—	—	2,047
Change in deferred income taxes	16,718	59,291	(31,309)
Changes in operating assets and liabilities, net of effects of purchase acquisition and divestiture	64,610	26,300	(91,372)

Net cash flows provided by (used in) operating activities	$(65,745)	$2,121	$19,370

Investing Activities:
Purchases of property and equipment	(23,160)	(38,403)	(45,905)
Proceeds from sale of property and equipment	2,889	1,178	2,433
Proceeds from sale of businesses	178,357	23,800	6,381
Businesses acquired in purchase transactions, net of cash and non-cash items	—	(1,495)	(422,137)
Other	—	(1,029)	(4,863)

Net cash flows provided by (used in) investing activities	$158,086	$(15,949)	$(464,091)

Financing Activities:
Borrowings under revolving credit facility	87,000	(45,000)	108,000
Net change in bank overdrafts	(1,336)	(5,650)	(657)
Early extinguishment of debt	(25,000)	—	—
Borrowings of term loan debt	—	3,350	683,566
Repayment of term loan debt	(144,741)	(35,010)	(12,944)
Borrowings of notes payable	—	75,000	—
Repayment of debt under old Senior Credit Facility	—	—	(304,861)
Repayment of WWG term debt	—	—	(118,594)
Redemption of WWG bonds	—	—	(94,148)
Net borrowings on capital leases and other debt, including fees of $1,617	3,195	5,390	32,392
Financing fees	—	(6,256)	(18,519)
Proceeds of issuance of common stock, net	—	2,168	200,405

Net cash flows provided by (used in) financing activities	$(80,882)	$(6,008)	$474,640

Effect of exchange rates on cash	3,354	(479)	(2,634)

Increase (decrease) in cash and cash equivalents	14,813	(20,315)	27,285
Cash and cash equivalents at beginning of year	42,739	63,054	35,769

Cash and cash equivalents at end of year	$57,552	$42,739	$63,054

Change in operating asset and liability components:
Decrease (increase) in trade accounts receivable	38,154	106,979	(47,191)
Decrease (increase) in inventories	30,177	44,552	(32,950)
Decrease (increase) in other current assets	12,635	(72,519)	(1,403)
Increase (decrease) in accounts payable	(17,457)	(44,238)	22,200
Increase (decrease) in accrued expenses, taxes and other	1,101	(8,474)	(32,028)

Changes in operating assets and liabilities	$64,610	$26,300	$(91,372)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$46,364	$87,258	$105,115
Income taxes (income tax refunds), net	$(69,126)	$15,555	$13,036

The accompanying notes are an integral part of the consolidated financial statements

ACTERNA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	FORMATION AND BACKGROUND

Acterna Corporation (the “Company” or “Acterna”, formerly Dynatech Corporation) was founded in 1959 and is a global communications equipment company focused on network technology solutions. The Company’s operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America. The Company is managed in three business segments: communications test, industrial computing and communications and digital color enhancement systems (“da Vinci”).

The communications test segment develops, manufacturers and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services. The industrial computing and communications segment provides computer products to the ruggedized computer market and consists of the Itronix business and ICS Advent through October 31, 2001, the date of its divestiture for all periods presented. ICS Advent sold computer products and systems designed to withstand excessive temperatures, dust, moisture and vibration in harsh operating environments. Itronix sells ruggedized portable communications and computing devices used by field service workers. da Vinci provides digital color enhancement systems. da Vinci’s products are sold to post-production and video production professionals and producers of content for the standard-and high-definition television markets.

On May 21, 1998, a non-substantive transitory merger, which was organized at the direction of Clayton, Dublier & Rice, Inc. (“CDR”), a private investment firm, was merged with and into the Company (the “Recapitalization”) with the Company continuing as the surviving corporation. As of March 31, 2003, Clayton, Dublier & Rice Fund V Limited Partnership (“CDR Fund V”) and Clayton, Dublier & Rice Fund VI Limited Partnership (“CDR Fund VI”) held approximately 80.1% of the Common Stock outstanding.

The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2003 are references to the Company’s fiscal year which began April 1, 2002 and ended March 31, 2003).

B.	VOLUNTARY BANKRUPTCY FILING

On May 6, 2003, (the “Filing Date”) Acterna Corporation and its seven United States subsidiaries and affiliates (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (the “Filing”). The Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12837 (BRL) through 03-12843 (BRL) (the “Chapter 11 Cases”). The Company’s non-U.S. subsidiaries were not included in the filing.

The filing was made in response to an ongoing decline in the communications test marketplace, which has resulted in significant operating losses and the inability of the Company to perform in accordance with its financial covenants under the Senior Secured Credit Facility, its Senior Subordinated Notes, the Convertible Notes and the Company’s other debt obligations.

Under Chapter 11, the Debtors are operating their businesses as debtors-in-possession under court protection from their creditors and claimants and intend to use Chapter 11 to substantially reduce their debt obligations and implement a plan of reorganization. As a debtor-in-possession, the Debtors may not engage in any transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

The Company concluded, after evaluating all of its alternatives, that a federal court-supervised Chapter 11 filing provides the best forum available to restructure its debt obligations.

As a consequence of the Filing, pending litigation against the Debtors for pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court, including all attempts to collect claims or enforce liens that arose prior to the commencement of the Company’s Filing. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The Company intends to address its plan for continued operations and all other pre-petition claims in a plan of reorganization. Prior to the Filing Date, the Company negotiated the salient terms of a plan of reorganization with certain key lenders under the Senior Secured Credit Facility. The Company’s current proposal for the plan of reorganization reflects:

•	the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and a EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•	the allocation of warrants to purchase approximately 5% of the new common stock of the reorganized Acterna to the holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes in exchange for the cancellation of these Notes (these warrants will be substantially “out of the money” at the time of issuance and may never have any value within their term);

•	partial payments to general unsecured creditors, subject to certain conditions; and

•	no recovery with respect to the holders of the common stock.

There can be no assurance, however, that the Company’s proposal will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s proposal.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization for a 120-day period following the Filing Date. The Debtors have the right to file an extension of their exclusivity period during which to file a plan of reorganization, but it is currently the Company’s intent to file within the 120-day period. On May 20, 2003, the office of the United States Trustee appointed a creditors’ committee to represent the interests of unsecured creditors. This committee will have the right to be heard on all matters that come before the Bankruptcy Court, and is likely to play an important role in the Chapter 11 Cases. The Debtors are required to bear certain of the costs incurred by the creditors’ committee, including those of their counsel and financial advisors.

On June 24, 2003 the Bankruptcy Court entered an order establishing a bar date of July 31, 2003 for claims of general unsecured creditors. At this time, it is not possible to estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process.

Substantially all of the Debtors’ pre-petition debt is in default due to the failure to meet debt covenants and pay interest on the Senior Secured Credit Facility on March 31, 2003. The accompanying Consolidated Balance Sheets as of March 31, 2003 reflect the classification of the Debtors’ pre-petition debt to current because of this default. The Company has certain debt that is owed by foreign subsidiaries of the Company who are not part of the Chapter 11 filing and to the extent that this debt has a long term portion it is shown as such.

The Debtors have entered into a debtor-in-possession credit facility (the “DIP” facility) with certain members of its pre-petition bank group, for loans of up to $30 million, which has been approved by the U.S. bankruptcy court. The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory. Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well. The DIP facility also provides a sub-facility for letters of credit.

The accompanying Consolidated Financial Statements have not been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants, as the Filing Date occurred subsequent to the Company’s fiscal year end. Future statements will be prepared in accordance with SOP 90-7 which requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to uncertainty. Upon implementation of SOP 90-7, the Debtors will reclassify substantially all pre-Filing liabilities to liabilities subject to compromise. This reclassification will impact the presentation of the liabilities shown on the Company’s Consolidated Balance Sheet. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The Company has recorded significant losses from operations and has seen a substantial reduction in revenues and operations as a result of the economic downturn and in particular the downturn within the telecommunications sector and related industries. Consequently, the Company has undertaken several restructurings during the year ended March 31, 2003 (See Note F. Restructuring) to align its cost structures and its revenues.

It is difficult to measure precisely how Chapter 11 will impact the Company’s overall financial performance. There are certain added costs that will be directly attributable to operating under the Bankruptcy Code, including, but not limited to, the following: reorganization expenses, and legal, financial, and consulting fees incurred by the Company and the creditors’ committee. There are numerous other indirect costs to manage the Company’s Chapter 11 proceedings such as: management time devoted to Chapter 11 matters, added cost of debt capital, added costs of general business insurance, including directors and officers liability insurance, cost of restructuring professionals, and lost business and acquisition opportunities due to complexities of operating under Chapter 11. Furthermore, the Company cannot provide any assurance as to the likelihood of its plan of reorganization being accepted by the Bankruptcy Court or the creditor’s committee, nor can the Company provide assurance that the plan will be successful in the event of such acceptance. All of these factors raise substantial doubt as to whether the Company can continue as a going concern.

C.	RELATED PARTY

The Company paid an annual management fee to CDR totaling $0.0 million, $1.6 million and $0.5 million in the three fiscal years ending March 31, 2003, 2002 and 2001, respectively. In return for the annual management fee, CDR provides management and financial consulting services to the Company and its subsidiaries. In fiscal 2002, the Company also paid CDR a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes and the amendment of the Senior Secured Credit Facility.

In connection with the merger between a subsidiary of the Company and Wavetek Wandel Goltermann, Inc., (“WWG”) in May 2000 (the “WWG Merger”), and the concurrent establishment of the new Senior Secured Credit Facility, the Company paid CDR $6.0 million for services provided, of which $3.0 million has been allocated to deferred debt issuance costs and $3.0 million has been allocated to additional paid-in capital in connection with the rights offering to the Company’s other stockholders undertaken by the Company in June 2000.

On June 24, 2002, Acterna LLC, a wholly owned subsidiary of the Company, along with CD&R VI (Barbados), Ltd., (“CD&R Barbados”) commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008 (See Note K. Notes Payable and Debt). The tender offers provided for cash consideration of $220 in exchange for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. These combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. The Company recorded an after-tax gain of $58.7 million during fiscal 2003 related to its portion of the notes tendered. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new senior secured convertible notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 (the “Convertible Notes”) issued to CDR Fund VI in January 2002 except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna, LLC, CD&R Barbados exercised this right to invest $2.8 million of its after-tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CDR Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

On January 15, 2002, Acterna LLC issued and sold at par $75 million aggregate principal amount of Convertible Notes to CDR Fund VI. Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th. Interest payments commenced on March 31, 2002.

At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Company’s Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries.

On May 19, 1999, Mr. Ned C. Lautenbach, a principal of CDR, became the Company’s Chairman and Chief Executive Officer. Mr. Lautenbach did not receive direct compensation from the Company for these services. However, his compensation for any services was included in the above mentioned management and consulting arrangement. Mr. Lautenbach was replaced as Chief Executive Officer on March 13, 2003 by the Company’s President, Mr. John R. Peeler.

D.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 31, 2003 and 2002. Other financial instruments include debt and interest rate swaps. (See Note K. Notes Payable and Debt and Note L. Interest Rate Swap Contracts)

Cash Equivalents. Cash equivalents represent highly liquid investment instruments with an original maturity of three months or less at the time of purchase.

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

Credit risk related to its accounts receivable is limited due to the large number of customers and their dispersion across many business and geographic areas. However, a significant amount of trade receivables are with customers within the telecommunications industry, which is currently experiencing a significant downturn. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company has historically incurred insignificant credit losses.

The Company’s counterparties to the investment agreements and interest rate swap contracts consist of various corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties.

Inventories. Inventory values are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The company’s inventory includes raw materials, work in process, and finished goods. The Company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. The Company reserves the entire value of all obsolete items. The Company determines excess inventory based upon current and forecasted usage, and a reserve is provided for the excess inventory. Such estimates are difficult to make under current economic conditions. As of March 31, 2003 and March 31, 2002, the Company had provisions for excess and obsolete inventory of $84.3 million and $80.4 million, respectively.

Property, Plant and Equipment. Property, plant and equipment is principally recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	30 years
Leasehold improvements	Remaining life of lease
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Computer software/hardware	3 years
Tooling	3 years
Vehicles	3 years

When a fixed asset is disposed of, the cost of the asset and any related accumulated depreciation is written off and any gain or loss is recognized. Maintenance and repairs expenditures are expensed when incurred. Certain idle plant facilities which are no longer in use have been classified as held for sale and included in other non-current assets.

Goodwill. Goodwill represents the excess of cost over the fair market value of the net assets acquired and, prior to March 31, 2001, goodwill amortization expense was charged to earnings on a straight-line basis over the period estimated to be benefited, averaging six years. Effective April 1, 2001, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the provisions of SFAS No. 142, the Company ceased amortization of goodwill and will complete an impairment test using a discounted cash flow method at least annually.

Acquired Intangible Assets. Acquired intangible assets consist primarily of product technology acquired in business combinations. Product technology and other acquired intangible assets are amortized on a straight-line basis primarily over six years. Amortization expense related to product technology was $1.0 million in fiscal 2003, $38.7 million in fiscal 2002, and $32.7 million in fiscal 2001. Amortization expense related to other intangibles was $0 in 2003, $3.3 million in fiscal 2002, and $18.6 million in fiscal 2001.

Long-Lived Assets. The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future cash flows of the underlying business. Impairment is measured by the amount fair values are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets are determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination is made. During fiscal 2003, the Company performed a review of long lived assets and decided to discontinue the on-going implementation of its global enterprise planning software systems (“ERP”) as well as other less significant projects. As a result, the Company wrote off $23.8 million of assets, including $13.6 million of capitalized internal use software costs, $9.6 million in charges primarily associated with the owned real property, which experienced a non-temporary reduction in value and $0.6 million of other charges. Additionally, the Company recorded a $374.2 million charge associated with the impairment of goodwill. (See Note H. Goodwill).

Deferred Debt Issuance Costs. In connection with the Recapitalization and the new Senior Secured Credit Facility, the Company incurred financing fees that are being amortized over the life of the Senior Secured Credit Facilities and Senior Subordinated Notes. (See Note K. Notes Payable and Debt.)

Other Comprehensive Income (Loss). The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the local foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in stockholders’ deficit. The realized gains or losses resulting from foreign currency transactions are included in other income. During fiscal 2003, 2002 and 2001 the Company recorded transaction losses of $5.7 million, $5.2 million and of $5.5 million, respectively.

Other comprehensive income (loss) that is shown in the Statement of Stockholders’ Deficit consists of foreign currency translation adjustments and unrealized gains (losses) on interest rate swap contracts offset by changes in minimum pension funding obligations.

Stock-Based Compensation. The Company accounts for stock-based awards to its employees using the intrinsic value-based method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company has adopted the pro forma footnote disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which prescribes the recognition of compensation expense based on the fair value of options on the grant date with compensation costs recognized ratably over the vesting period.

From the time of the Recapitalization through October 2000, the Company issued non-qualified stock options to employees and non-employee directors at an exercise price equal to the fair market value as determined by the Company’s board of directors. The exercise price may or may not have been equal to the trading price in the public market on the dates of the grants. The Company recorded a charge equal to the difference between the closing price in the public market and the exercise price of the options within unearned compensation within stockholders’ deficit. This unearned compensation charge is being amortized to expense over the options’ vesting periods of up to five years.

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

Revenue Recognition. The Company’s revenues are primarily derived from product sales. The Company recognizes revenue when it is earned. The Company considers revenue earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer; title and risk of loss have passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Product Development Expense. Costs relating to research and development are expensed as incurred. These costs include salary, benefits, contractor costs, allocation of facilities and other operating costs. Internal software development costs that qualify for capitalization are not significant.

Computer Software Costs. The Company amortizes the license costs associated with advanced license fees over the lesser of the estimated life of the software or the term of the license. The expense is allocated to the Consolidated Statements of Operations based on the underlying use of the software.

Warranty Costs. The Company generally warrants its products for 90 days to three years after delivery. A provision for estimated warranty costs, based on expected return rates and repair costs, is recorded at the time revenue is recognized.

Interest Rate Swap Contracts. The Company uses interest rate swap contracts to effectively fix a portion of its variable rate Senior Secured Credit Facility to a fixed rate to reduce the impact of interest rate changes on future income. The Company does not hold or issue financial instruments for trading or speculative purposes. The differential to be paid or received under these agreements is recognized within interest expense. (See Note L. Interest Rate Swap Contracts.)

Income Taxes. The provision for Income Taxes is based on the consolidated United States entities and the individual foreign companies’ estimated tax rates for the applicable year. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in deferred tax asset or liability from period to period. These assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect at the time the differences are expected to reverse. The Company’s deferred tax assets are evaluated as to whether it is more likely than not they will be recovered from future income. To the extent that the Company believes that recovery is not likely, a valuation allowance is recognized against deferred tax assets. (See Note M. Income Taxes.)

New Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement amends Accounting Principles Board (“APB”) APB Opinion No. 30 (“APB No. 30”), which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by the amended APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption of the provisions of SFAS No.145, the Company will reclassify the extraordinary items reported during fiscal 2003 into continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), SFAS No. 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the application of SFAS 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of FIN 45 in the accompanying Consolidated Financial Statements. (See Note J. Warranty). The initial recognition of measurement provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the application of FIN 45 to have a material impact on its financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123.” (“SFAS No. 148”) This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement modifies the disclosure requirements of SFAS No. 123, requiring among other things, increased disclosures within annual and interim financial reports. The provisions of this statement become effective for annual and interim financial reports covering periods beginning after December 15, 2002, with early adoption encouraged. The Company has adopted the disclosure requirements of SFAS No. 148 in the accompanying Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is an interpretation of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial

Statements” (“ARB 51”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities. The Company does not have any variable interest entities and therefore does not expect the application of FIN 46 to have an impact on its financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of SFAS No. 149.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of SFAS No. 150 in fiscal 2004 to have a material impact on its financial position or results of operations.

E.	ACQUISITIONS AND DIVESTITURES

Acquisitions During Fiscal 2001

Wavetek Wandel Goltermann,Inc.

On May 23, 2000, the Company merged one of its wholly owned subsidiaries with WWG for consideration of $402.0 million. The WWG Merger was accounted for using the purchase method of accounting. Purchased incomplete technology of $51 million had not reached technological feasibility, had no alternative future use and was written off to the income statement in fiscal year 2001. The excess purchase price was allocated to other intangibles and goodwill.

The purchase accounting is summarized as follows:

Aggregate purchase price:
Cash in exchange for WWG stock	$249,562
Cash in exchange for WWG options	8,248
Acterna common stock, 14,987 shares	130,000
Acquisition costs	14,228

Total purchase price	402,038
Net tangible liabilities assumed	150,504

Total purchase price in excess of net assets acquired	$552,542

Allocations of purchase price:
Inventory step-up to fair value	$35,000
In-process research and development acquired	51,000
Allocation to land and buildings	27,000
Deferred tax liabilities	(49,447)
Core technology	162,180
Backlog	6,841
Goodwill	319,968

$552,542

Superior Electronics Group, Inc., doing business as Cheetah Technologies

On August 23, 2000, the Company acquired Superior Electronics Group, Inc., a Florida corporation doing business as Cheetah Technologies (“Cheetah”) for a purchase price of $171.5 million. The acquisition was accounted for using the purchase method of accounting. The Company funded the purchase price with borrowings of $100 million under its Senior Secured Credit Facility (See Note K. Notes Payable and Debt) and approximately $65.7 million from its existing cash balance. Purchased incomplete technology of $5 million had not reached technological feasibility, had no alternative future use and was written off to the Statement of Operations in fiscal year 2001. The excess purchase price was allocated to other intangibles and goodwill.

In connection with the Cheetah acquisition, options to purchase shares of Cheetah’s common stock were converted into options to purchase shares of Acterna’s common stock. The fair value as of the announcement date of the acquisition of all options converted was $5.8 million using an option-pricing model. An additional charge of $6.7 million relates to the unearned intrinsic value of unvested options as of the closing date of the acquisition, and has been recorded as deferred compensation to be amortized over the remaining vesting period of the options (the weighted average vesting period is approximately three years).

The purchase accounting is summarized as follows:

Aggregate purchase price:
Cash paid	$164,723
Fair value of Cheetah stock options converted to Acterna stock options	5,754
Acquisition costs	997

Total purchase price	171,474
Less net assets acquired	(15,073)

Total purchase price in excess of net assets acquired	$156,401

Allocations of purchase price:
Inventory step-up to fair value	$750
In-process research and development acquired	5,000
Deferred compensation related to unvested stock options assumed by the Company	6,720
Core technology	48,300
Backlog	3,300
Other intangibles	700
Goodwill	91,631

$156,401

DIVESTITURES DURING FISCAL 2003

During fiscal 2003, the Company divested certain of its wireless communication test assets to Wiltek Communications GmbH (“Wiltek”) in exchange for total consideration of $12.4 million which was to be paid over a period of eighteen months. On March 31, 2003, the Company received a payment of $4.9 million in cash. The $4.9 million payment represented the remaining amount due the Company from Wiltek and settlement of accounts receivable. Wiltek was treated as a consolidated subsidiary of the communication test segment until August 2002, at which time the Company received the final installment of the initial consideration. The remaining amounts due from Wiltek were previously written off. As a result, the Company recorded a $2.8 million pre-tax gain on this transaction.

On March 20, 2003, as part of Acterna’s continuing efforts to reduce expenses, Acterna entered into a purchase and sale agreement with Noser Services AG (“Noser”) for the sale of certain of Acterna’s wireless assets. To induce Noser to assume liabilities and obligations to certain customers, Acterna paid Noser approximately $4.2 million. Acterna retained certain customer contracts and accounts receivable which the Company will collect from the customers based on the ongoing performance of Noser.

On February 13, 2003, the Company entered into a purchase and sale agreement with Tollgrade Communications for certain assets of its communications test business (“Status Monitoring and Performance”) for a total purchase price of $14.3 million, plus $2.4 million which is subject to a contingent payment obligation based upon the achievement of certain performance obligations. As a result, the Company recorded a pre-tax gain of $10.1 million during fiscal 2003. The Company used $10.3 million of the net proceeds from this sale to repay a portion of the Senior Secured Credit Facility.

On August 9, 2002, the Company consummated the sale of its Airshow, Inc. business (“Airshow”) to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the proceeds received by the Company in excess of $28.5 million net assets disposed, a $2.0 million purchase price adjustment and a $0.9 million reimbursement of certain payables which were paid to Rockwell Collins during the third quarter of fiscal 2003. The resulting gain is recorded as a component of discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company used $153.5 million of the net proceeds to repay a portion of its outstanding debt, including (i) repayment of $128.5 million of Senior Secured Credit Facility term loan borrowings and (ii) transaction costs of $1.6 million and for other corporate purposes. Concurrently with the consummation of the sale of Airshow, the Company retired $106.3 million in principal amount of its 9.75% Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. (See Note C. Related Party).

During fiscal 2003, the Company divested or substantially completed the liquidation of several foreign operations which resulted in $2.4 million being transferred from cumulative translation adjustment in stockholders’ deficit to loss from continued operations.

DIVESTITURES DURING FISCAL 2002 AND 2001

On October 31, 2001, the Company sold its ICS Advent subsidiary for $23 million in cash proceeds. The Company wrote down the net assets of ICS Advent at September 30, 2001 to the cash to be received less expenses related to the sale, which resulted in an impairment charge of $15 million in the Statement of Operations during fiscal 2002.

In addition, the Company recorded a charge of $2.9 million relating to the disposition of a subsidiary of Itronix during the second quarter of fiscal 2002.

In June 2000, the Company sold the assets and liabilities of DataViews Corporation (“DataViews”), a subsidiary that manufactures software for graphical-user-interface applications, to GE Fanuc for $3.5 million. The sale generated a loss of approximately $0.1 million. Prior to the sale, the results of DataViews were included in the Company’s financial statements within “Corporate and Other Subsidiaries.”

The Company has, in the normal course of business, entered into other acquisitions and divestitures of small companies or businesses that, in the aggregate, do not have a material impact on the financial statements of the Company.

F.	RESTRUCTURING

The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenues. At the end of fiscal 2003, the Company’s headcount was approximately 2,840 (down from 4,973 at the beginning of fiscal 2003). Based on current estimates of its revenues and operating profitability and losses, the Company plans to take additional and significant cost reduction actions.

Throughout fiscal 2003, the Company implemented restructuring plans and recorded $50.6 million of restructuring charges related to continued efforts to align costs with the reduced level of revenues, including $49.7 million in the Company’s communication test segment and $.9 million in the Company’s industrial computing and communications segment In total, these cost reduction plans included: (1) the reduction of approximately 1,910 jobs worldwide; (2) the reduction of expenditures on outside contractors and consultants; (3) the closure of certain facilities resulting from consolidating certain manufacturing, sales and marketing offices; (4) the reduction of manufacturing costs through procurement programs to lower material costs; and (5) the reduction of other operating expenses.

During fiscal 2003, the Company paid approximately $53.4 million in severance, facilities and other related costs. At March 31, 2003, approximately $11.4 million was left to be paid for the restructuring programs which includes $11.2 million in the Company’s communications test segment and $.2 million in the Company’s industrial computing and communications segment. The Company anticipates that this balance will be paid primarily during the first half of fiscal 2004.

A summary of restructuring actions taken during fiscal 2003 and fiscal 2002 are outlined as follows:

	For the Twelve Months Ended March 31, 2002				For the Twelve Months Ended March 31, 2003
	($ in thousands)				($ in thousands)
	Balance March 31, 2001	Expense	Paid	Balance March 31, 2002	Expense	Paid	Balance March 31, 2003
Workforce-related	$—	$29,785	$(16,397)	$13,388	$44,102	$(50,516)	$6,974
Facilites	—	1,134	(763)	371	5,537	(2,000)	3,908
Other	—	1,118	(692)	426	990	(852)	564

Total	$—	$32,037	$(17,852)	$14,185	$50,629	$(53,368)	$11,446

G.	ACQUIRED INTANGIBLE ASSETS

During the fourth quarter of fiscal 2002, as a result of the substantial declining financial performance within the communication test segment and resulting reduced expectations for future revenues and earnings, management performed an assessment of the carrying values of long-lived assets within the communications test segment. This assessment, based on estimated future cash flows of the assets, discounted to arrive at a present value, quantified the impairment of acquired intangible assets (principally core technology). As a result, a charge of $151.3 million was recorded during the fourth quarter of fiscal 2002.

The remaining acquired intangible assets as of March 31, 2003 are as follows:

	Communication Test	Itronix	da Vinci	Total Company
	(amounts in thousands)
Amortized intangible assets:
Gross carrying amount
Core technology	—	$8,338	$350	$8,688
Other intangible assets	1,496	34	1,050	2,580

Total	$1,496	$8,372	$1,400	$11,268
Accumulated amortization
Core technology	—	$7,555	$350	$7,905
Other intangible assets	1,327	34	1,050	2,411

Total	$1,327	$7,589	$1,400	$10,316
Aggregate amortization expense:
For the year ended March 31, 2003	86	1,044	—	1,130
Estimated amortization expense:
For the year ended March 31, 2004	86	783	—	869
For the year ended March 31, 2005	83	—	—	83

Core technology is amortized over a weighted average life of 8 years and all other intangible assets are amortized over a weighted average life of 5 years.

H.	GOODWILL

The changes in the carrying amount of goodwill during the years ended March 31, 2003, are as follows:

	Communication Test	Itronix	da Vinci	Total Company
	(amounts in thousands)
Balance as of April 1, 2001	$377,187	$34,036	$5,216	$416,439
Goodwill adjustments	(1,016)	(2,391)	(4,110)	(7,517)

Balance as of March 31, 2002	376,171	31,645	1,106	408,922
Goodwill adjustments	(2,020)	600	33	(1,387)
Goodwill impairment charges	(374,151)	—	—	(374,151)

Balance as of March 31, 2003	—	$32,245	$1,139	$33,384

The goodwill adjustments in the Itronix and da Vinci reporting units resulted from currency translation adjustments. The goodwill adjustments in the communications test segment resulted from a reduction related to the sale of the Wireless Instruments business (See Note E. Acquisitions and Divestitures). In addition, the Company recorded a $374.2 million goodwill impairment charge during the second quarter of fiscal 2003, as described below.

During the second quarter of fiscal 2003, as a result of increasingly unfavorable market conditions, the Company revised its long-term financial forecast projections to reflect future declines in results of operations. Based on this revision of the long-term debt outlook, the Company, assisted by independent valuation consultants, completed an assessment of the carrying amount of goodwill in the communications test segment, as required by SFAS No. 142. The results of the impairment analysis, which were derived by utilizing, among other methods, a discounted cash flow analysis and an analysis of other market comparables, indicated that the carrying amount of goodwill within the communications test segment exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge of $374.2 million in the second quarter of fiscal 2003. This charge was recorded within the communications test segment and has been included in the impairment charge in the Statement of Operations.

The effects of adopting FAS 142 are set out below:

Year Ended March 31, 2001
Income loss from continuing operations before extraordinary item	$(180,936)
Add back goodwill amortization	67,970
Add back other intangible amortization	9,258

Adjusted income (loss) from continuing operations before extraordinary item	$(103,708)

Basic and diluted loss per share:
Reported net income (loss) from continuing operations before extraordinary item	$(0.98)
Goodwill amortization	0.36
Other intangible amortization	0.05

Adjusted basic and diluted income (loss) per share from continuing operations before extraordinary item	$(0.57)

.

The Company completed its transitional impairment test of goodwill during the year ended March 31, 2002 for all reporting units required under FAS 142 as of March 31, 2001 and determined that goodwill was not impaired.

I.	NET LOSS PER SHARE

The computation for net loss per share is as follows:

	2003	2002	2001
	(in thousands, except per share data)
Net loss:
Continuing operations	$(556,139)	$(371,464)	$(180,936)
Discontinued operations
Income (loss) from discontinued operations, net of tax	(1,405)	(3,429)	19,778
Gain on sale of discontinued operations, net of tax	90,692	—	—
Extraordinary item, net of tax	58,692	—	(10,659)

Net loss	$(408,160)	$(374,893)	$(171,817)

Basic And Diluted:
Common stock outstanding, net of treasury stock, beginning of period	192,248	190,953	122,527
Weighted average common stock and treasury stock issued during the period	10	915	57,188

	192,258	191,868	179,715
Bonus element adjustment to rights offering	—	—	4,166

Weighted average common stock outstanding, net of treasury stock, end of period	192,258	191,868	183,881

Net income(loss):
Continuing operations	$(2.89)	$(1.93)	$(0.98)
Discontinued operations	0.46	(0.02)	0.11
Extraordinary item	0.31	—	(0.06)

Net loss per common share	$(2.12)	$(1.95)	$(0.93)

On May 23, 2000 in connection with the WWG Merger, the Company issued 43,125,000 shares of common stock to CDR Fund V and CDR Fund VI at a price of $4.00 per share. In order to reverse the diminution of all other common stockholders as a result of shares issued in connection with the WWG Merger, the Company made a rights offering to all its common stock stockholders of record (including CDR) on April 20, 2000 (the “Rights Offering”). CDR Fund V elected to waive its right to participate in this Rights Offering. As a result, 4,983,000 shares of common stock were covered by the Rights Offering to stockholders other than CDR Fund V. As a result of these transactions, the Company granted a right to all stockholders other than CDR Fund V to purchase 4,983,000 shares of common stock at a price of $4.00 per share. The closing trading price of the common stock on May 22, 2000, immediately prior to the sale of the common stock to CDR Fund V, was $11.25.

For purposes of calculating weighted average shares and earnings per share, the Company has treated the sale of common stock to the CDR Funds and the sale of common stock to all other stockholders as a rights offer. Since the common stock was offered to all stockholders at a price that was less than that of the market trading price (the “bonus element”), a retroactive adjustment of $1.22 per share was made to weighted average shares to reflect this bonus element.

In fiscal 2003, 2002 and 2001 the Company excluded from its diluted weighted average shares outstanding the effect of the weighted average common stock equivalents of 0.1 million in fiscal 2003, 7.6 million in fiscal 2002 and 13.5 million in fiscal 2001 as the Company incurred a net loss from continuing operations. Common stock equivalents have been excluded from the calculation of diluted weighted average shares outstanding because inclusion would have the effect of reducing net loss per common share from continuing operations.

J.	WARRANTY

The Company accrues for warranty costs at the time of shipment, based on estimates of expected rework rates and warranty costs to be incurred. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the amount of actual warranty costs could differ from the Company’s estimates. The Company’s warranty period ranges from 90 days to three years.

The following table summarizes the warranty expenses and settlements incurred during fiscal 2003 (in thousands):

	Balance March 31, 2002	Additional Accruals to Cover Future Warranty Obligations	Settlements Made to Warranty Obligations	Balance March 31, 2003
	(amounts in thousands)
Warranty Liability	$16,907	11,010	(8,949)	$18,968

K.	NOTES PAYABLE AND DEBT

Notes payable and term debt consists of the following:

	2003	2002
	(amounts in thousands)
Senior secured credit facility	$672,843	$710,683
Senior subordinated notes	168,715	275,000
Senior secured convertible note	83,249	76,875
Capitalized leases and other debt	31,397	22,441
Other notes payable	2,016	2,523

Total debt	958,220	1,087,522
Less current portion	933,664	31,460

Long-term debt	$24,556	$1,056,062

The book value of the debt under the Senior Secured Credit Facility and the Senior Secured Convertible Notes represents fair market value at March 31, 2003 and 2002. The fair market value of the Senior Subordinated Notes was $7.6 million and $77.7 million, at March 31, 2003 and 2002, respectively.

The following table lists the future payments for debt obligations: (In thousands)

Debt obligations	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Therafter	Total
Senior secured credit facility	$672,843						$672,843
Senior secured convertible note	83,249						83,249
Senior subordinated note	168,715						168,715
Other notes payable	1,225	791					2,016
Capital leases and other debt	7,632	5,922	5,047	3,499	3,628	5,669	31,397

Total	$933,664	$6,713	$5,047	$3,499	$3,628	$5,669	$958,220

The current portion of long term debt includes the position of the Company’s debt due within the next fiscal year as well as debt that is in default due to the failure to pay interest on the Senior Secured Credit Facility.

Senior Secured Convertible Notes

As of March 31, 2003, the Company was not in compliance with all covenants under the agreement governing the Convertible Notes due to its failure to pay interest on the Senior Secured Credit Facility.

On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of the Convertible Notes to CDR Fund VI.

On December 4, 2002, CDR Fund VI in connection with an interest payment on the Senior Subordinates Notes by Acterna LLC, CD&R Barbados exercised the right to reinvest $2.8 million of its after tax interest proceeds in newly issued convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal.

Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30. Interest payments commenced on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. During fiscal 2003, additional convertible notes for the principal amount of $9.6 million were issued for the accrued interest. The Company recorded these notes at their fair market value at the time of issuance which resulted in a cumulative discount of $6.0 million. The discount is shown as a reduction to interest expense and is being amortized over the life of the Convertible Note. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries.

At the option of CDR Fund VI (or any subsequent holder of Convertible Notes), at any time prior to December 31, 2007, the maturity date of the Convertible Notes, the Convertible Notes may be converted into newly-issued shares of common stock of the Company at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments. On the date of issuance, the conversion price of the notes exceeded the public market price per share of common stock of the Company. If in the future any Convertible Note is issued with a conversion price that is less than the public market price on January 15, 2002 (the date of original issuance) as a result of an anti-dilution adjustment of the conversion price, then the Company would be required to take a charge to its results of operations to reflect the discount of the adjusted conversion price to the market price of the common stock on the date of original issuance. There are adequate shares of stock reserved for issuance in the event of conversion.

Acterna LLC may redeem the Convertible Notes, in whole or in part, and without penalty or premium, at any time prior to the maturity date. In addition, Acterna LLC is required to offer to repurchase the notes upon a change of control and upon the disposition of certain assets. If any Convertible Note is redeemed, repurchased or repaid for any reason prior to the maturity date, the holder will be entitled to receive from the Company a warrant to purchase a number of newly-issued shares of common stock of the Company equal to the number of shares of common stock that such Convertible Note was convertible into immediately prior to its redemption, repurchase or repayment. The exercise price of such warrant will be the conversion price in effect immediately prior to such warrant’s issuance, subject to customary antidilution adjustments. The warrants will be exercisable upon issuance and will expire on the maturity date of the Convertible Notes. The Company is required to classify the contingently issuable warrants as liabilities. Because the warrants are only issuable upon redemption, repurchase or repayment prior to maturity, which requires the consent of the lenders under the Company’s Senior Secured Credit Facility, the Company has valued the warrants at zero as of the date of issuance. Any change in fair value of the warrants will be recorded as a charge to operations.

Senior Secured Credit Facility

As of March 31, 2003, the Company was not in compliance with all covenants under the Senior Secured Credit Facility, as amended on August 7, 2002, due to its failure to pay interest due on March 31, 2003. In connection with the WWG Merger, the Company refinanced certain of its debt and entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) which provided for up to $175.0 million in revolving credit borrowings (the “Revolving Credit Facility”) and $685.0 million of term loan borrowings. As of March 31, 2003, the Company had $672.8 million of indebtedness outstanding under the Senior Secured Credit Facility consisting of $522.8 million in term loans and $150.0 million in revolving credit borrowings. As a result of the Company’s default for its failure to pay interest on March 31, 2003, the Company is unable to access additional borrowings under the Revolving Credit Facility.

During July 2002, the Company reached an agreement with its lenders regarding amendments to its Senior Secured Credit Facility. Under the amendments, which became effective on August 7, 2002, the lenders, among other things, approved the sale of Airshow to Rockwell Collins and agreed to certain changes to financial covenants in the Revolving Credit Facility. The modifications to the covenants are discussed below in Covenant Restrictions.

In addition, the lenders permitted the Company to use up to $24 million to purchase a portion of its 9.75% Senior Subordinated Notes due 2008 pursuant to the combined tender offers. (See Note C. Related Party).

The obligations under the Senior Secured Credit Facility are secured by a pledge of the equity interests in Acterna LLC, by substantially all of the assets of Acterna LLC and each direct or indirect U.S. subsidiary of the Acterna LLC, and by a pledge of the capital stock of each such direct or indirect U.S. subsidiary, and 65% of the capital stock of each subsidiary of the Company that acts as a holding company of the Company’s foreign subsidiaries.

The loans under the Senior Secured Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company. These rates are based on LIBOR plus an applicable margin ranging from 3.75% to 4.25% per annum.

The annual weighted-average interest rate on the loans under the Company’s Senior Secured Credit Facility was 5.84% and 6.70% for the fiscal years ended March 31, 2003 and 2002, respectively. Due to the recent reduction in interest rates, the Company’s 90-day LIBOR borrowing rate plus margin at March 31, 2003 was 5.20%.

The Company is also required, under the terms of the Senior Secured Credit Facility, to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate is an annual rate, paid quarterly, and ranges from 0.30% to 0.50%, and is based on the Company’s leverage ratio in effect at the beginning of the quarter. The Company paid $0.2 million and $0.2 million in fiscal 2003 and 2002, respectively, in commitment fees.

Covenant Restrictions

Currently, the Company is in default of its covenants under the Senior Secured Credit Facility for its failure to pay interest due on March 31, 2003 and as a result of the Chapter 11 filing. As a result of these defaults substantially all other debt obligations of the Company are also in default due to cross-default provisions in those agreements. The Senior Secured Credit Facility imposes restrictions on the ability of the Company to make capital expenditures, and the Senior Secured Credit Facility, the Convertible Notes and the indenture governing the Senior Subordinated Notes limit the Company’s ability to incur additional indebtedness. On August 4, 2002, the Company entered into an amendment of the Senior Secured Credit Facility, modifying the covenants. As part of this agreement, the minimum liquidity requirement of $25 million at the end of each quarter will remain the same; however, the minimum cumulative EBITDA covenants (as defined in the Senior Secured Credit Facility) have been modified as follows: negative $40 million for the two quarters ended September 2002; negative $17 million for the three quarters ended December 2002; and $0 for the four quarters ending March 2003

The Senior Secured Credit Facility is subject to mandatory prepayments and reductions in an amount equal to, subject to certain exceptions: (a) 100% of the net proceeds of (1) certain debt offerings by the Company and any of its subsidiaries, (2) certain asset sales or other dispositions by the Company or any of its subsidiaries, and (3) property insurance or condemnation awards received by the Company or any of its subsidiaries, and (b) 50% of the Company’s excess cash flow (the “Recapture”) (as defined in the Senior Secured Credit Facility) for each fiscal year in which the Company exceeds a certain leverage ratio. The Senior Subordinated Notes are subject to certain mandatory prepayments under certain circumstances.

Based on the Recapture calculations at March 31, 2003 and March 31, 2002, the Company was not required to make any additional mandatory principal reduction payments during these years.

Senior Subordinated Notes

In connection with the 1998 recapitalization of the Company, the Company issued the Senior Subordinated Notes. Interest on the Senior Subordinated Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on each May 15th and November 15th through maturity in 2008. As of March 31, 2003, the Company was not in compliance with all covenants under the Senior Subordinated Notes due to a cross default on the Company’s failure to pay interest at March 31, 2003, on the Senior Secured Credit Facility.

Concurrently, with the consummation of the sale of Airshow on August 9, 2002, the Company retired $106.3 million in principal amount of its 9.75% Senior Subordinated Notes due 2008 for cash consideration of $220 for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. The retirement of the Senior Subordinates Notes was made in connection with the June 24, 2002, cash tender offers as amended. (See Note C. Related Party). As a result of the retirement of the Senior Subordinated Notes and term loan borrowings, the Company recorded a pre-tax gain of approximately $77.9 million, net of approximately $6 million for the write-off of debt issuance costs during the second quarter of fiscal 2003.

Other Credit Arrangements

Certain of the Company’s foreign subsidiaries have agreements with banks that provide for short-term revolving advances and overdraft facilities (the “Overdraft Facilities”) in an aggregate total amount of approximately $13.6 million. At March 31, 2003 and 2002, aggregate amounts of $.1million and $1.4 million, respectively, had been borrowed under these facilities. Certain of these bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and guaranteed by the Company. Most of these agreements do not have stated maturity dates, but are cancelable by the banks at any time and, accordingly, are classified as short-term liabilities.

Revolving borrowings under these Overdraft Facilities vary significantly by country. The average interest rate on the Overdraft Facilities is approximately 6%.

L.	INTEREST RATE SWAP CONTRACTS

The Company uses interest rate swap contracts to effectively fix a portion of its variable rate term loans under the Senior Secured Credit Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2003, the Company has one interest rate swap contract under which the Company pays a fixed interest rate and the Company receives a three-month LIBOR interest rate.

Notional Amount	Term	Fixed Interest Rate	Market Valuation at March 31, 2003
	(amounts in thousands)
$2,787	March 6, 1997—March 5, 2004	5.22%	$(100)

During fiscal 2003, the Company recognized no change in interest expense from this swap contract. The Company had another swap contract that expired during fiscal 2003 which resulted in an increase of $2.5 million in interest expense during the year. During 2002, the company recognized an increase in interest expense from swap contracts of $0.2 million.

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

The provided valuations of derivative transactions are derived from proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. The valuation set forth above indicates a net payment from the Company to the financial institution since the fixed interest rate in the contract was higher than the three-month LIBOR interest rate at March 31, 2003.

M.	INCOME TAXES

The components of loss from continuing operations before taxes are as follows:

	2003	2002	2001
	(amounts in thousands)
Domestic	$(518,662)	$(340,494)	$(219,452)
Foreign	(88,952)	(31,209)	20,139

Total	$(607,614)	$(371,703)	$(199,313)

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	2003	2002	2001
	(amounts in thousands)
Provision (benefit) for income taxes:
US Federal & State	$(51,856)	$14,637	$(34,566)
Foreign	381	(14,876)	16,189

Total	$(51,475)	$(239)	$(18,377)

The components of the income tax provision (benefit) are as follows:

	2003	2002	2001
	(amounts in thousands)
Current:
Federal	$(49,055)	$(46,491)	$(17,789)
Foreign	(4,782)	13,293	25,223
State	(2,815)	220	7

Total Current	(56,652)	(32,978)	7,441

Deferred:
Federal	—	60,908	(14,862)
Foreign	5,177	(28,169)	(9,034)
State	—	—	(1,922)

Total deferred	5,177	32,739	(25,818)

Total	$(51,475)	$(239)	$(18,377)

During fiscal 2003 the Company utilized losses from continuing operations to offset pre-tax gains from the sale of Airshow (see Note S. Discontinued Operations during fiscal 2003) and the repayment of debt (see Note K. Notes Payable and Debt) in the amounts of $126 and $78 million, respectively. The Company provided for income taxes in the amount of $34.7 million which is included in the gain on sale of discontinued operations and $19.2 million which is included in the extraordinary gain on debt extinguishment in fiscal 2003.

Reconciliation between U.S. federal statutory rate and the effective tax rate of continuing operations before extraordinary items follow:

	2003	2002	2001
U.S. federal statutory income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Increases (reductions) to statutory tax rate resulting from:
Foreign income subject to tax at a rate different than U.S. rate	5.2	0.1	6.2
State income taxes, net of federal income tax benefit	(0.3)	(1.1)	(1.0)
Impairment of nondeductible intangibles	16.6	—	—
Net increase to valuation allowance	5.3	24.5	—
Unremitted earnings of foreign subsidiaries	(1.1)	11.0	5.6
Non-deductible meals and entertainment expenses	0.1	0.2	0.3
Foreign deductible investment writedown	—	(3.7)	—
Tax effect of losses for which carryback was restricted	—	3.5	—
Nondeductible purchased incomplete technology	—	—	9.0
Nondeductible amortization	—	—	8.4
Adjustment to foreign deferred tax assets and liabilities for enacted changes in tax rates	—	—	(5.6)
Nondeductible compensation	—	—	0.7
Other, net	0.7	0.5	2.2

Effective income tax (benefit) rate before extraordinary items	(8.5)%	0.0%	(9.2)%

The principal components of the deferred tax assets and liabilities follow:

	2003	2002
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss and credit carryforwards	$153,232	$83,668
Depreciation and amortization	47,651	24,305
Other accruals	24,738	19,816
Deferred revenue	8,395	5,787
Deferred compensation	150	4,708
Compensation related to stock options	12,776	19,993
Other deferred assets	3,020	14,754

Gross Deferred Tax Asset	249,962	173,031
Valuation Allowance	(205,020)	(106,522)

Net Deferred Tax Asset	44,942	66,509

Deferred Tax Liabilities:
Depreciation and amortization	4,456	11,721
Unremitted earnings of foreign subsidiaries	43,627	50,419
Other deferred liabilities	263	3,072

Gross Deferred Tax Liability	48,346	65,212

Net Deferred Tax (Liability) / Asset	$(3,404)	$1,297

During the year ended March 31, 2003, the Company was able to utilize approximately $70 million of net operating losses carry forwards to offset U.S. taxable income. A valuation allowance had previously been established with respect to this deferred tax asset.

During fiscal 2003 the depreciation and amortization deferred tax asset increased by approximately $24 million due predominately to the impairment of goodwill intangibles charged to operations but deductible for income tax purposes in future years.

The compensation related to stock options deferred tax asset decreased by approximately $7 million due to employee terminations as a result of the Company’s cost reduction programs.

During the year ended March 31, 2003 the Company recorded a valuation allowance against all of its net deferred tax assets. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all the deferred tax assets will not be realized. The Company continues to incur significant financial accounting and taxable losses from continuing operations and the current outlook indicates that losses will continue. Due to anticipated losses from continuing operations in the future, the Company’s management decided that it is likely that not all of its net deferred tax assets will be realized. In accordance with SFAS No. 142, the Company does not rely on the reversal of deferred tax liabilities associated with goodwill as a means to realize deferred tax assets. The increase in the valuation allowance relates primarily to foreign net operating losses, tax accounting differences and U.S. net operating loss utilization.

At March 31, 2003 the Company has tax net operating losses (“NOL”) and credit carryforwards expiring as follows:

Year of expiration:	U.S. Federal NOLs	State NOLs	Foreign NOLs	Federal & State Credits
	(amounts in thousands)
2004 – 2009	—	$36,000	$4,000	$10,400
2010 – 2015	—	31,200	43,400	400
2016 – 2021	—	16,500	—	7,800
2022 – 2027	$2,800	98,600	—	—
Thereafter	—	—	81,300	4,200

Totals	$2,800	$182,300	$128,700	$22,800

As discussed in Note B. Voluntary Bankruptcy Filing, on May 6, 2003, the Company filed voluntary petitions for reorganization under Chapter 11. Upon consummation of the plan of reorganization, the Company intends to recognize a substantial amount of cancellation of indebtedness income. Accordingly, all of the Company’s U.S. Federal net operating loss carry forward are expected to be eliminated. Other U.S. Federal tax attributes, including property bases, could also be eliminated.

During the fourth quarter of the fiscal year ended March 31, 2002, new U.S. tax legislation was enacted which increased the period over which net operating losses may be carried back, from two years to five. Consistent with these new standards, the Company filed claims for a refund of approximately $61 million for taxes paid in prior years. The entire refund was collected during the first quarter of fiscal year 2003.

In fiscal year 2002, the Company determined that the undistributed earnings of its foreign subsidiaries were no longer permanently reinvested and began providing U.S. income taxes and foreign withholding taxes on all unremitted foreign earnings in accordance with APB 23, resulting in a deferred tax liability of approximately $50.4 million for that year. For the year ended March 31, 2003, the deferred tax liability was decreased by $6.8 million as a result of losses in the foreign subsidiaries that decreased the amount of foreign earnings available for distribution to the U.S.

N.	OTHER INCOME AND EXPENSE

Other income and expense, net, consists of the following for each of the three years ended March 31, 2003:

	2003	2002	2001
	(amounts in thousands)
Loss on foreign exchange	$(5,717)	$(5,229)	$(5,501)
Gain on sale of business, net	6,177	—	—
Patent and other settlement income	4,850	—	—
Gain (loss) on sale of fixed assets	(204)	(853)	177
Other income (expense)	4,578	(1,513)	833

	$9,684	$(7,595)	$(4,491)

O.	EMPLOYEE RETIREMENT PLANS

The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees (“the Plan”). The Plan does not provide for stated benefits upon retirement.

In January 2003, the Company terminated its non-qualified deferred compensation plan that permitted certain key employees to annually elect to defer a portion of their compensation for their retirement (the “SERP Plan”). As part of that termination the Company allowed employees to take an early withdrawal of their contributions to the SERP Plan, without penalty, if the employee signed a retention agreement with the Company. The length of the employees’ retention varied from three to six months depending on the amount of the contribution that was in the SERP Plan at the date of signing the retention agreement. Those individuals who did not sign a retention agreement received their contributions as part of the normal course of the termination of the SERP Plan during the fourth quarter of fiscal 2003.

The SERP Plan permitted certain key employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings were placed in an irrevocable rabbi trust and recorded within other assets in the Company’s balance sheet, as this trust will be available to the general creditors of the Company in the event of the Company’s insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at March 31, 2003 and 2002 of $0.0 and $11.4 million, respectively, reflect amounts due to the employees who contribute to the plan. The change in the valuation is due to the cancellation of the SERP Plan noted above. Corporate contributions to employee retirement plans were $0 in fiscal 2003, $9.1 million in fiscal 2002 and $8.8 million in fiscal 2001.

Defined Benefit Plans

The Company sponsors several qualified and non-qualified pension plans for its employees. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

	2003	2002
	(amounts in thousands)
Obligation at April 1	$60,524	$59,298
Service cost	2,188	2,464
Interest cost	4,176	3,793
Actuarial (gain)/loss	3,625	(2,366)
Gain on curtailment	(1,078)	—
Plan participants’ contributions	385	524
Divestiture	(1,069)	—
Benefits paid	(3,169)	(2,242)
Foreign currency exchange rate changes	13,925	(947)

Obligation at March 31	$79,507	$60,524

The following table provides a reconciliation of the changes in the fair value of pension plan assets:

	2003	2002
	(amounts in thousands)
Fair value of plan assets at April 1	$13,761	$13,961
Actual return on plan assets	(3,388)	(1,240)
Employer contributions	847	997
Employee contributions	385	524
Divestiture	(320)	—
Benefits paid	(924)	(380)
Foreign currency exchange rate changes	1,579	(101)

Fair value of plan assets at March 31	$11,940	$13,761

The following table represents a statement of the funded status:

	2003	2002
	(amounts in thousands)
Accrued pension costs	$67,567	$46,996
Unrecognized (gain)/loss, net	10,627	1,564
Accumulated other comprehensive loss	(10,627)	(1,797)

Funded status	$67,567	$46,763

The following table provides the amounts recognized in the consolidated balance sheets:

	2003	2002
	(amounts in thousands)
Accrued benefit liability	$67,567	$46,996
Accumulated other comprehensive loss	(10,627)	(1,797)

Net amount recognized	$56,940	$45,199

The following table provides the components of the net periodic cost for the plans:

	2003	2002	2001
	(amounts in thousands)
Service cost	$2,266	$2,464	$4,374
Interest cost	4,263	3,793	2,939
Expected return of plan assets, net of gain/loss amortization	(725)	(966)	(822)

Net periodic pension cost	$5,804	$5,291	$6,491

The following table provides the weighted average actuarial assumptions for the Company’s plans:

	2003	2002
Discount rate	5.75%	6.25%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increases	3.27%	3.97%

P.	STOCK COMPENSATION PLANS

The Company maintains two Stock Option plans in which common stock is available for grant to key employees at prices not less than fair market value (110% of fair market value for employees holding more than 10% of the outstanding common stock) at the date of grant determined by the Board of Directors. Incentive or nonqualified options may be issued under the plans and are exercisable from one to ten years after grant. There are 55,000,000 shares of stock reserved for issuance under these plans.

The Company maintains a third Stock Option plan in which common stock is available for grant to non-employee directors. Each eligible director is automatically granted a stock option to purchase 25,000 shares of stock when he or she is first elected to the Board of Directors. There are 750,000 shares of stock reserved for under the plan. Incentive or nonqualified options may be issued under the plans and are exercisable from one to five years after grant.

Stock options for all three plans vest primarily between three and five years.

At the time of the Recapitalization, primarily all Company stock options became fully vested and exercisable. Any Company stock option that was outstanding immediately prior to the effective time of the Recapitalization was cancelled and each holder received an option cancellation payment.

Stock options held by certain key executives were converted into equivalent options to purchase shares of Common Stock and were not cancelled.

A summary of activity in the Company’s stock option plans for the three years ending March 31, 2003 are as follows:

	2003 Shares	2003 Weighted Average Exercise Price	2002 Shares	2002 Weighted Average Exercise Price	2001 Shares	2001 Weighted Average Exercise Price

Shares under option, beginning of year	37,732,018	$4.45	37,553,498	$4.02	33,384,111	$2.40
Options granted (at an exercise price of $.30 to 1.86 in 2003, $2.28 to $12.45 in 2002, $3.25 to $27.94 in 2001)	9,140,609	1.28	8,015,633	6.94	12,675,790	7.62
Options exercised	—	—	(1,427,207)	2.09	(5,223,498)	1.84
Options cancelled and expired	(13,317,209)	4.64	(6,409,906)	5.37	(3,282,905)	4.94

Shares under option, end of year	33,555,418	$3.48	37,732,018	$4.45	37,553,498	$4.02
Shares exercisable	18,004,821	$3.22	15,934,557	$2.90	12,402,897	$2.00

Prior to October 2000, the Company had issued approximately 10.3 million stock options at a weighted-average exercise price of $5.28 per share which was below the quoted market price on the day of grant. During fiscal 2003 and 2002 no stock options were granted with an exercise price below the quoted market price on the day of the grant. Options available for future grants under all three stock options plans were 22.2 million, 18.0 million and 18.2 million at March 31, 2003, 2002, and 2001, respectively.

The following table summarizes information about currently outstanding and exercisable stock options at March 31, 2003:

	Number of Options Outstanding At March 31, 2003	Weighted Average Remaining Contractual (Years) Life	Weighted Average Exercise Price	Number of Options Exercisable

Range of exercise price
$0.00—$4.00	25,123,358	5.7	$2.04	14,832,591
$4.01—$8.00	4,207,217	7	4.13	1,630,804
$8.01—$16.00	3,465,150	7.4	9.57	1,182,230
$16.00—$28.00	759,693	6.8	19.77	359,196

Total	33,555,418	6.1	$3.48	18,004,821

The fair market value of each option granted during fiscal 2003, 2002, and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected volatility	165%	100%	100%
Risk-free rate of return	4.42%	4.72%	6.30%
Expected life (in years)	5 years	5 years	5 years
Weighted average fair value	$1.20	$5.16	$14.01
Dividend yield	0%	0%	0%

Had compensation cost for the Company’s stock-based compensation plans been recorded based on the fair value of awards or grant date consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”), the Company’s net loss and loss per share would approximate the pro forma amounts indicated below:

	2003	2002	2001
Net loss, as reported	$(408,160)	$(374,893)	$(171,817)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15,534	19,368	19,840
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax related effects	(22,989)	(39,018)	(33,189)

Pro forma net loss	$(415,615)	$(394,543)	$(185,166)
Loss per share, basic and diluted:
As reported	$(2.12)	$(1.95)	$(0.93)
Pro forma	$(2.16)	$(2.06)	$(1.01)

Q.	COMMITMENTS AND CONTINGENCIES

The Company has operating leases covering plant, office facilities, and equipment that expire at various dates through 2006. Future minimum annual fixed rentals required during the years ending in fiscal 2004 through 2008 under non-cancelable operating leases having an original term of more than one year are $18.8 million, $16.6 million, $14.2 million, $11.7 million, and $9.5 million, respectively. The aggregate obligation subsequent to fiscal 2008 is $70.5 million. Rent expense was approximately $21.5 million, $20.1 million and $18.5 million in fiscal 2003, 2002 and 2001 respectively. While the Company has issued purchase orders to suppliers for deliveries in the future, due to the bankruptcy filing, certain of these purchase orders are governed by executory contracts which the Debtors may choose to reject. In addition, certain suppliers may require new purchase orders to be issued post Filing. Therefore, the Company elected to omit information on future purchase obligations as it would be misleading.

On April 16, 2003, Sik-Lin Huang commenced class action litigation, in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors alleging that the Company and certain of its officers and directors committed certain securities law violations. The Company is also a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that the final outcome should not have a material adverse effect on the Company’s operations or financial position.

R.	EXTRAORDINARY CHARGE

As a result of the retirement of the Senior Subordinated Notes and term loan borrowings during fiscal 2003, the Company recorded a post-tax gain of approximately $58.7 million, net of approximately $19.2 million tax provision.

In connection with the WWG Merger, during fiscal 2001, the Company recorded an extraordinary charge of approximately $10.7 million (net of an income tax benefit of $6.6 million), of which $7.3 million (pretax) related to a premium paid by the Company to WWG’s former bondholders for the repurchase of WWG’s senior subordinated debt outstanding prior to the WWG Merger. In addition, during fiscal 2001, the Company booked a charge of $10.0 million (pretax) for the unamortized deferred debt issuance costs that originated at the time of the May 1998 Recapitalization.

S.	DISCONTINUED OPERATIONS

On August 9, 2002, the Company consummated the sale of its Airshow business to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million. The Company recorded a pre-tax gain on this transaction of $126 million, which reflects the net proceeds received in excess of $28.5 million net assets disposed, a $2.0 million post closing purchase price adjustment and $0.9 million reimbursement of certain payables, which were repaid to Rockwell Collins during the third quarter of fiscal 2003. The Company used $153.5 million of the net proceeds of the sale to repay a portion of its outstanding debt and for other corporate purposes. (See Note E. Acquisitions and Divestitures). The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within income (loss) from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations through August 9, 2002. Additionally, the assets and liabilities of the Airshow business are reflected within the assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet as of March 31, 2002. The Consolidated Statements of Cash Flows have not been restated for discontinued operations. Airshow revenue for the twelve months ended March 31, 2003 was $20.6 million. Airshow revenue for the twelve months ended March 31, 2002 was $65.0 million. Airshow pre-tax loss for the twelve months ended March 31, 2003 was $3.1 million. Airshow pre-tax profit for the twelve months ended March 31, 2002 was $2.1 million. The Company excluded interest and other intercompany fees and charges from discontinued operations.

T.	SEGMENT INFORMATION AND GEOGRAPHIC AREAS

Segment Information.

The Company is currently managed in three business segments: communications test segment, industrial computing and communications segment, and digital color enhancement systems segment. Communications test develops, manufactures and markets instruments, systems, software and services to test, deploy, manage and optimize communications networks and equipment. The Company offers products that test and manage the performance of equipment found in modern, converged networks, including optical transmission systems for data communications, voice services, wireless voice and data services, cable services, and video delivery. Industrial computing and communications provides portable computer products to the ruggedized personal computer market. da Vinci provides digital color enhancement systems used in the production of television commercials and programming. Digital color enhancement systems products are sold to post-production and video production professionals and producers of content for the standard- and high-definition television market.

The Company measures the performance of its segments by their respective earnings before interest, taxes and amortization of intangibles and amortization of unearned compensation (“EBITA”), which excludes non-recurring and one-time charges. Included in the segment’s EBITA is an allocation of corporate expenses. The information below includes net sales and EBITA for the Company’s communications test segment, industrial computing and communications segment, and digital color enhancement systems.

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

The accounting policies for the Company’s segments are the same as those described in the summary of significant accounting policies. (See Note D. Summary of Significant Accounting Policies).

No single customer accounted for more than 10.0% of net sales from continuing operations during fiscal 2003, 2002, and 2001.

Selected Segment Information

	Years ending March 31,
	2003	2002	2001
	(amounts in thousands)
Communications test segment:
Net Sales	$516,797	$854,437	$1,052,747
Depreciation and amortization	39,741	69,181	129,272
EBITA	(70,242)	(3,662)	139,498
Total assets	320,258	749,338	1,109,270
Capital expenditures	$19,144	$33,080	$35,339
Industrial computing and communications segment:
Net sales	$140,826	$188,351	$198,441
Depreciation and amortization	5,453	6,267	14,938
EBITA	3,590	4,950	(1,914)
Total assets	80,502	91,118	139,084
Capital expenditures	$3,293	$3,078	$6,889
Digital color enhancement systems segment:
Net sales	$22,726	$24,849	$35,329
Depreciation and amortization	1,133	829	1,616
EBITA	6,999	5,970	10,909
Total assets	4,661	3,810	11,268
Capital expenditures	$211	$1,251	$718
Corporate and other:
Net sales	$—	$—	$854
Depreciation and amortization	—	132	131
EBITA	(9,791)	(11,877)	(6,438)
Total assets	735	170,290	123,357
Capital expenditures	$—	$18	$229
Total Company:
Net Sales	$680,349	$1,067,637	$1,287,371
Depreciation and amortization	46,327	76,409	145,957
EBITA	(69,444)	(4,619)	142,055
Total assets	406,156	1,014,556	1,382,979
Capital expenditures	$22,648	$37,427	$43,175

The following are excluded from the calculation of EBITA:

Amortization of unearned compensation	$(15,534)	$(18,821)	$(19,317)
Amortization of inventory step up	—	—	(35,750)
Purchased Incomplete Technology	—	—	(56,000)
Recapitalization and other Related Costs	—	—	(9,194)
Amortization of intangibles	(1,047)	(42,021)	(119,225)
Goodwill Impairment	(374,151)	(3,947)	—
Impairment of net assets held for sale	—	(17,918)	—
Impairment of acquired intangible assets and other long-lived assets	(23,779)	(151,322)	—
Non-Recurring expense	—	(4,715)	—
Restructuring charges	(50,629)	(32,037)	—
Other charges	(530)	(1,305)	(3,046)

Total excluded items	(465,670)	(272,086)	(242,532)
Other (income) expense, net	(9,684)	7,595	4,491

Operating loss	$(544,798)	$(269,110)	$(95,986)

Geographic Information. Information by geographic area for the years ended March 31, 2003, 2002 and 2001 is summarized below:

	United States (a)	Outside U.S. (b)	Combined
	(amounts in thousands)
Sales to unaffiliated customers
2003	$347,881	$332,468	$680,349
2002	604,181	463,456	1,067,637
2001	772,722	514,649	1,287,371
Income (loss) from continuing operations before income taxes and extraordinary item
2003	$(393,528)	$(214,086)	$(607,614)
2002	(210,848)	(160,855)	(371,703)
2001	(229,959)	30,646	(199,313)
Long-lived assets at
March 31, 2003	$79,802	$72,641	$152,443
March 31, 2002	452,358	76,605	528,963
March 31, 2001	684,959	45,857	730,816

(a) Sales within the United States include export sales of $10,133, $61,122 and $158,351 in 2003, 2002 and 2001, respectively

(b) Sales outside the United States include sales from foreign subsidiaries to the United States of $1,409, $28,817 and $1,150 in fiscal 2003, 2002 and 2001, respectively

U.	SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

In connection with the Recapitalization and related transactions, Acterna LLC (formerly known as Telecommunications Techniques Co., LLC), Acterna Corporation’s wholly owned subsidiary (“Acterna LLC”), became the primary obligor (and Acterna Corporation, a guarantor) with respect to indebtedness of Acterna Corporation, including the 9.75% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”).

Acterna Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Acterna Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Acterna LLC. Certain other subsidiaries of the Company are not guarantors of the Senior Subordinated Notes. The Non-Guarantor Subsidiaries primarily consist of the Company’s foreign subsidiaries, Itronix and da Vinci. The Condensed Consolidating Financial Statements presented herein include the statement of operations, balance sheets, and statements of cash flows without additional disclosure as the Company has determined that the additional disclosure is not material to investors.

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

For the year ended March 31, 2003

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated
	(amount in thousands)
Net sales	$—	$283,688	$396,661	—	$680,349
Cost of sales	—	142,468	236,144	—	378,612

Gross profit	—	141,220	160,517	—	301,737
Selling, general and administrative expense	—	154,617	137,649	—	292,266
Product development expense	—	63,035	41,629	—	104,664
Impairment of goodwill and other assets	—	33,315	364,614	—	397,929
Restructuring expense	—	22,521	28,108	—	50,629
Amortization of intangibles	—	—	1,047	—	1,047

Total operating expenses	—	273,488	573,047	—	846,535

Operating loss	—	(132,268)	(412,530)	—	(544,798)
Interest expense	—	(65,645)	(8,156)	—	(73,801)
Interest income	—	594	707	—	1,301
Intercompany interest income (expense)	—	13,164	(13,164)	—	—
Intercompany royalty income (expense)	—	3,716	(3,716)	—	—
Other income (expense), net	—	21,316	(11,632)	—	9,684

Loss from continuing operations before income taxes and extraordinary item	—	(159,123)	(448,491)	—	(607,614)
Provision (benefit) from income taxes	—	(56,149)	4,674	—	(51,475)

Loss from continuing operations before extraordinary item	—	(102,974)	(453,165)	—	(556,139)
Equity Loss	(408,160)	(457,042)	—	865,202	—
Discontinued Operations:
Loss from discontinued operations, net	—	2,763	(4,168)	—	(1,405)
Gain from sale of discontinued operations, net	—	90,401	291	—	90,692

Net loss before extraordinary item	(408,160)	(466,852)	(457,042)	865,202	(466,852)
Gain from early extinguishment of debt, net		58,692	—	—	58,692

Net loss	$(408,160)	$(408,160)	$(457,042)	$865,202	$(408,160)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET DATA

March 31, 2003

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated
	(amount in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$32,695	$24,857	$—	57,552
Accounts receivable, net	—	22,416	64,698	—	87,114
Inventory, net	—	18,297	48,753	—	67,050
Deferred income taxes	—	—	1,253	—	1,253
Other current assets	—	13,531	27,213	—	40,744

Current assets of discontinued operations held for sale	—	—	—	—	—

Total current assets	—	86,939	166,774	—	253,713
Property, plant, and equipment, net	—	26,585	63,067	—	89,652
Investments in and advances to (from) consolidated subsidiaries	(842,499)	(29,353)	14,476	857,376	—
Goodwill and intangible assets, net	—	—	34,336	—	34,336
Deferred debt issuance costs, net	—	16,322	—	—	16,322
Other assets, net	—	3,050	9,083	—	12,133

Total Assets	$(842,499)	$103,543	$287,736	$857,376	406,156

Liabilities and Stockholders’ Deficit
Current Liabilities
Notes payable and current portion of long-term debt	$—	$842,114	$91,550	$—	933,664
Accounts payable	—	19,189	32,553	—	51,742
Accrued expenses	—	48,122	84,200	—	132,322
Accrued income taxes	—	28,434	2,085	—	30,519

Current liabilities of discontinued operations held for sale	—	—	—	—	—

Total current liabilities	—	937,859	210,388	—	1,148,247
Long-term debt	—	6,638	17,918	—	24,556
Deferred income taxes	—	—	4,456	—	4,456
Other long-term liabilities	—	1,545	69,851	—	71,396
Stockholders’ deficit
Common stock	1,923				1,923
Additional paid-in-capital	768,467				768,467
Accumulated deficit	(1,578,799)				(1,578,799)
Unearned compensation	(20,345)				(20,345)
Other comprehensive income (loss)	(13,745)				(13,745)
Parent’s stockholder deficit		(842,499)	(14,877)	857,376	—

Total stockholder deficit	(842,499)	(842,499)	(14,877)	857,376	(842,499)

Total Liabilities and Stockholders’ Deficit	$(842,499)	$103,543	$287,736	$857,376	406,156

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

For the year ended March 31, 2003

	Acterna Corp 2003	Acterna LLC 2003	Non-Guarantor Subs 2003	Elims 2003	Consolidated 2003

	(amounts in thousands)
Operating activities:
Net Loss	$(408,160)	$(408,160)	$(457,042)	$865,202	$(408,160)
Gain on extinguishment of debt	—	(58,692)	—	—	(58,692)
Gain on sale of Airshow business	—	(90,402)	(290)	—	(90,692)
(Gain)/Loss on sale of other businesses	—	(10,961)	4,784	—	(6,177)
Adjustments for non-cash items included in net loss:
Depreciation expense	—	15,956	14,480	—	30,436
Bad debt expense	—	(590)	449	—	(141)
Amortization of intangibles	—	—	1,130	—	1,130
Amortization of unearned compensation	—	14,269	1,265	—	15,534
Amortization of deferred debt discount and issuance costs	—	4,561	—	—	4,561
Asset impairment charge	—	33,315	364,711	—	398,026
Inventory obsolescence expense	—	3,600	12,000	—	15,600
Gain on disposal of fixed assets	—	—	396	—	396
Non-cash interest expense	—	3,452	—	—	3,452
Benefit from income taxes	—	(56,149)	3,803	—	(52,346)
Change in deferred income taxes	—	22,259	(5,541)	—	16,718
Effect of change in intercompany	408,160	366,270	90,772	(865,202)	—
Change in operating assets and liabilities	—	78,722	(14,112)	—	64,610

Net cash flows used in operating activities	—	(82,550)	16,805	—	(65,745)

Investing Activities:
Proceeds from sale of businesses	—	171,312	7,045	—	178,357
Purchase of property and equipment	—	(17,245)	(5,915)	—	(23,160)
Proceeds from sale of property and equipment	—	—	2,889	—	2,889

Net cash flows provided by (used in) investing activities	—	154,067	4,019	—	158,086

Financing Activities:
Borrowings under revolving facility	—	87,000	—	—	87,000
Net change in bank overdrafts	—	—	(1,336)	—	(1,336)
Repayment of term loan debt	—	(123,947)	(20,794)	—	(144,741)
Early extinguishment of debt, including fees of $1,617	—	(25,000)	—	—	(25,000)
Net borrowings on capital leases and other debt	—	6,394	(3,199)	—	3,195

Net cash flows used in financing activities	—	(55,553)	(25,329)	—	(80,882)

Effect of exchange rate change on cash and cash equivalents	—	—	3,354	—	3,354

Increase (decrease) in cash and cash equivalents	—	15,964	(1,151)	—	14,813

Cash and cash equivalents at beginning of period	—	16,731	26,008	—	42,739

Cash and cash equivalents at end of period	$—	$32,695	$24,857	$—	$57,552

Change in operating asset and liability components:
Decrease in trade accounts receivable	$—	$(3,414)	$41,568	$—	$38,154
Decrease in inventories	—	6,392	23,785	—	30,177
Decrease in other assets	—	74,705	(62,070)	—	12,635
Decrease in accounts payable	—	(8,355)	(9,102)	—	(17,457)
Decrease in accrued expenses, deferred revenue and other	—	9,394	(8,293)	—	1,101

Change in operating assets and liabilities	$—	$78,722	$(14,112)	$—	$64,610

See notes to unaudited consolidated financial statements.

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

For the year ended March 31, 2002

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated
	(amounts in thousands)
Net sales	$—	$315,107	$752,530	$—	$1,067,637
Cost of sales	—	159,021	352,263	—	511,284

Gross profit	—	156,086	400,267	—	556,353
Selling, general and administrative expense	—	214,830	213,656	—	428,486
Product development expense	—	55,803	93,929	—	149,732
Impairment of goodwill and other assets	—	3,724	169,463	—	173,187
Restructuring expense	—	16,429	15,608	—	32,037
Amortization of intangibles	—	3,037	38,984	—	42,021

Total operating expenses	—	293,823	531,640	—	825,463

Operating loss	—	(137,737)	(131,373)	—	(269,110)
Interest expense	—	(85,164)	(11,459)	—	(96,623)
Interest income	—	562	1,063	—	1,625
Intercompany interest income (expense)	—	(698)	698	—	—
Intercompany royalty income (expense)	—	19,657	(19,657)	—	—
Other income (expense), net	—	420	(8,015)	—	(7,595)

Loss from continuing operations before income taxes and extraordinary item	—	(202,960)	(168,743)	—	(371,703)
Provision (benefit) from income taxes	—	(4,832)	4,593	—	(239)

Loss from continuing operations before extraordinary item	—	(198,128)	(173,336)	—	(371,464)
Equity Loss	(374,893)	(173,336)	—	548,229	—
Discontinued Operations:
Loss from discontinued operations, net	—	(3,429)	—	—	(3,429)
Gain from sale of discontinued operations, net	—	—	—	—	—

Net loss	$(374,893)	$(374,893)	$(173,336)	$548,229	$(374,893)

ACTERNA CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET DATA

March 31, 2002

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,969	$27,770	$—	$42,739
Accounts receivable, net	—	51,627	67,619	—	119,246
Inventories, net	—	27,606	81,133	—	108,739
Other current assets	—	92,859	33,752	—	126,611
Current assets of discontinued operations held for sale	—	—	15,430	—	15,430

Total current assets	—	187,061	225,704	—	412,765
Property, plant, and equipment, net	—	38,569	79,644	—	118,213
Investments in and advances to consolidated subsidiaries	(436,775)	(213,252)	(615,144)	1,265,171	—
Goodwill, net	—	16,908	392,014	—	408,922
Intangible assets, net	—	—	1,828	—	1,828
Other non-current assets	—	42,692	3,869	—	46,561
Long-term assets of discontinued operations held for sale	—	—	26,267	—	26,267

Total assets	$(436,775)	$71,978	$114,182	$1,265,171	$1,014,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$—	$23,927	$7,533	$—	$31,460
Accounts payable	—	30,193	38,069	—	68,262
Accrued expenses	—	98,402	100,371	—	198,773
Current liabilities of discontinued operations held for sale	—	—	10,644	—	10,644

Total current liabilities	—	152,522	156,617	—	309,139
Long-term debt	—	955,398	100,664	—	1,056,062
Other long-term liabilities	—	35,401	50,729	—	86,130
Stockholders’ deficit:
Common stock	1,922	—	—	—	1,922
Additional paid-in capital	786,537	—	—	—	786,537
Accumulated deficit	(1,170,639)	—	—	—	(1,170,639)
Unearned compensation	(53,925)	—	—	—	(53,925)
Accumulated other comprehensive income loss	(670)	—	—	—	(670)
Parent stockholder’s deficit	—	(1,071,343)	(193,828)	1,265,171	—

Total stockholders’ deficit	(436,775)	(1,071,343)	(193,828)	1,265,171	(436,775)

Total liabilities and stockholders’ deficit	$(436,775)	$71,978	$114,182	$1,265,171	$1,014,556

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

For The Year Ended March 31, 2002

	Acterna Corp	Acterna LLC	Non-Guarantor Subsidiaries	Elimination	Total Consolidated
	(amounts in thousands)
Operating activities:
Net income (loss) from operations	$(374,893)	$(374,893)	$(171,309)	$546,202	$(374,893)
Adjustment for noncash items included in net income (loss):
Depreciation	—	13,392	22,999	—	36,391
Bad debt	—	(863)	281	—	(582)
Amortization of intangibles	—	3,037	39,234	—	42,274
Amortization of unearned compensation	—	8,751	10,617	—	19,368
Amortization of deferred debt issuance costs	—	5,582	—	—	5,582
Impairment of intangibles	—	3,724	147,598	—	151,322
Write-off of previously deferred loss on discontinued operations	—	—	10,039	—	10,039
Loss on sale of fixed assets	—	3,738	435	—	4,173
Impairment of assets held for sale and goodwill impairment	—	—	21,865	—	21,865
Tax benefit from stock option exercise	—	994	—	—	994
Change in deferred income taxes	—	59,291	—	—	59,291
Changes in operating assets and liabilities, net of effects of purchase acquisitions and divestitures	—	(12,445)	38,745	—	26,300
Changes in intercompany	374,893	291,299	(119,990)	(546,202)	—

Net cash flows provided by operating activities	—	1,607	514	—	2,121
Investing activities:
Purchases of property and equipment	—	(17,122)	(21,281)	—	(38,403)
Proceeds from sale of property and equipment	—	—	1,178	—	1,178
Proceeds from sales of businesses	—	—	23,800	—	23,800
Businesses acquired in purchase transactions, net of cash and noncash items	—	—	(1,495)		(1,495)
Other	—	(1,607)	578	—	(1,029)

Net cash flows provided by (used in) investing activities	—	(18,729)	2,780	—	(15,949)
Financing activities:
Repayments under revolving credit facility, net	—	(45,000)		—	(45,000)
Borrowings of term loan debt	—	—	3,350	—	3,350
Borrowings of notes payable and other debt	—	—	(260)	—	(260)
Repayment of term loan debt	—	(16,000)	(19,010)	—	(35,010)
Borrowings of notes payable	—	75,000	—	—	75,000
Financing fees	—	(6,256)	—	—	(6,256)
Proceeds from issuance of common stock, net of expenses	—	2,168	—	—	2,168

Net cash flows provided by or (used) in financing activities	—	9,912	(15,920)	—	(6,008)
Effect of exchange rate on cash	—	—	(479)	—	(479)

Decrease in cash and cash equivalents	—	(7,210)	(13,105)	—	(20,315)
Cash and cash equivalents at beginning of year	—	22,179	40,875	—	63,054

Cash and cash equivalents at end of year	$—	$14,969	$27,770	$—	$42,739

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

For the year ended March 31, 2001

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated
	(amounts in thousands)
Net sales	$—	$418,232	$869,139	$—	$1,287,371
Cost of sales	—	138,675	435,546	—	574,221

Gross profit	—	279,557	433,593	—	713,150
Selling, general and administrative expense	—	222,699	244,258	—	466,957
Product development expense	—	51,838	105,922	—	157,760
Purchased incomplete technology	—	—	56,000	—	56,000
Recapitalization and other related costs	—	9,194	—	—	9,194
Amortization of intangibles	—	—	119,225	—	119,225

Total operating expenses	—	283,731	525,405	—	809,136

Operating loss	—	(4,174)	(91,812)	—	(95,986)
Interest expense	—	(90,003)	(12,155)	—	(102,158)
Interest income	—	1,742	1,580	—	3,322
Intercompany interest income (expense)	—	12,976	(12,976)	—	—
Other expense, net	—	284	(4,775)	—	(4,491)

Loss from continuing operations before income taxes and extraordinary item	—	(79,175)	(120,138)		(199,313)
Benefit from income taxes	—	3,549	14,828	—	18,377

Loss from continuing operations before extraordinary item	—	(75,626)	(105,310)	—	(180,936)
Equity Loss	(171,817)	(105,310)	—	277,127	—
Discontinued Operations:
Loss from discontinued operations, net	—	19,778	—	—	19,778

Net loss before extraordinary item	(171,817)	(161,158)	(105,310)	277,127	(161,158)
Gain from early extinguishment of debt, net		(10,659)	—	—	(10,659)

Net loss	$(171,817)	$(171,817)	$(105,310)	$277,127	$(171,817)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

For The Year Ended March 31, 2001

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated
	(amounts in thousands)
Operating activities:
Net income (loss) from operations	$(171,817)	$(171,817)	$(92,924)	$264,741	$(171,817)
Adjustment for noncash items included in net income (loss):
Depreciation	—	9,872	18,555	—	28,427
Bad debt	—	3,509	3,638	—	7,147
Amortization of intangibles	—	—	120,151	—	120,151
Amortization of inventory step-up	—	35,750	—	—	35,750
Amortization of unearned compensation	—	17,012	2,828	—	19,840
Amortization of deferred debt issuance costs	—	3,974	—	—	3,974
Write-off of deferred debt issuance costs	—	10,019	—	—	10,019
Purchased incomplete technology	—	56,000	—	—	56,000
Recapitalization and other related costs	—	9,194	—	—	9,194
Other	—	45	2,002	—	2,047
Tax benefit from stock option exercise	—	21,319	—	—	21,319
Change in deferred income taxes	—	(40,452)	9,143	—	(31,309)
Changes in operating assets and liabilities, net of effects of purchase acquisitions and divestitures	—	(23,181)	(68,191)	—	(91,372)
Changes in intercompany	171,817	39,639	53,285	(264,741)	—

Net cash flows provided by (used in) operating activities	—	(29,117)	48,487	—	19,370
Investing activities:
Purchases of property and equipment	—	(17,300)	(28,605)	—	(45,905)
Proceeds from sale of property and equipment	—	—	2,433	—	2,433
Proceeds from sale of businesses	—	6,381	—	—	6,381
Businesses acquired in purchase transactions, net of cash and non-cash items	—	(422,137)	—	—	(422,137)
Other	—	(389)	(4,474)	—	(4,863)

Net cash flows used in investing activities	—	(433,445)	(30,646)	—	(464,091)
Financing activities:
Borrowings under revolving credit facility, net	—	108,000	—	—	108,000
Borrowings of term loan debt, net	—	683,566	—	—	683,566
Repayment of term loan debt	—	(12,944)	—	—	(12,944)
Borrowings of notes payable and other debt	—	31,858	(123)	—	31,735
Repayment of debt under old Senior Secured Credit Facility	—	(304,861)	—	—	(304,861)
Repayment of WWG term debt	—	(118,594)	—	—	(118,594)
Redemption of WWG bonds	—	(94,148)	—	—	(94,148)
Financing fees	—	(18,519)	—	—	(18,519)
Proceeds from issuance of common stock, net of expenses	—	200,404	1	—	200,405

Net cash flows provided by (used in) financing activities	—	474,762	(122)	—	474,640
Effect of exchange rate on cash	—	(9,380)	6,746	—	(2,634)

Increase in cash and cash equivalents	—	2,820	24,465	—	27,285
Cash and cash equivalents at beginning of year	—	19,359	16,410	—	35,769

Cash and cash equivalents at end of year	$—	$22,179	$40,875	$—	$63,054

ACTERNA CORPORATION

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

(amounts in thousands except per share data)

	First (1)	Second (2)	Third	Fourth (3)	FY2003
Net sales	$170,345	$163,941	$202,733	$143,330	$680,349
Gross profit	83,909	68,567	89,901	59,360	301,737
Net income (loss) from continuing operations	(41,023)	(406,680)	(30,469)	(77,967)	(556,139)
Net loss	$(39,911)	$(284,321)	$(16,159)	$(67,769)	$(408,160)
Loss per common share—basic
and diluted
Continuing operations	(0.21)	(2.12)	(0.16)	(0.39)	(2.89)
Discontinued operations	0.01	0.38	0.05	0.02	0.46
Extraordinary item	—	0.26	0.03	0.02	0.31

(1)	The Company recorded a charge of $6.2 million to provide for additional restructuring expenses related to cost-reduction initiatives.
(2)	The Company recorded charges of $19.2 million for additional restructuring; $388 million for impairment of goodwill and other assets; $125 million gain on the sale of the Airshow business segment; $78 million gain from the buyback of bonds at below par value; and $6.8 million in expenses incurred in relation to the early bond retirement; and $14.5 million in provisions for excess and obsolete inventory.
(3)	The Company recorded a charge of $9.2 million for asset impairment. This impairment was incurred as a result of the sale of assets in Zurich ($1.6 million); the retirement of development contracts associated with obsolete product engineering ($0.8 million) and $6.5 million in adjustments to property, plant and equipment valuations. In addition, the company realized a loss of $2.6 million in translation adjustments as a result of current operations netted with the impact of writing off the cumulative currency translation adjustments at legal entities which were shut down during the quarter. As a result of updated full year taxable earnings estimates, the Company revised the calculation of tax expense relating to extraordinary gain to $19.2 million for the 12 months ended March 31, 2003 from $22.9 million for the nine months ended December 31, 2002.

	First	Second (4)	Third	Fourth (5)	FY2002
Net sales	$338,920	$298,895	$233,277	$196,545	$1,067,637
Gross profit	191,400	163,435	107,778	93,740	556,353
Net loss from continuing operations	$(9,109)	$(137,099)	$(75,095)	$(150,161)	$(371,464)
Net loss from continuing operations	$(6,150)	$(147,521)	$(74,006)	$(147,216)	$(374,893)
Loss per common share—basic and diluted:
Continuing operations	(0.05)	(0.71)	(0.40)	(0.79)	(1.93)
Discontinued operations	(0.02)	(0.06)	0.01	0.02	(0.02)

(4)	The Company recorded a charge of $71 million to provide for valuation allowance against its U.S. deferred tax assets. The Company recorded charges of $17.9 million for impairment of goodwill and assets held for sale.
(5)	The Company recorded a charge of $151 million with respect to intangible assets and a tax benefit of $61 millioin

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Stockholders

of Acterna Corporation

Our audits of the consolidated financial statements referred to in our report dated June 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

/s/    PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

June 24, 2003

Item 14(a) (2)

SCHEDULE II

ACTERNA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 31, 2003, 2002, and 2001

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

Reserve for Doubtful Accounts

(In thousands)
Balance, March 31, 2000	$2,477
Additions charged to income	7,147
Write-off of uncollectible accounts, net	(2,958)
Balance acquired by acquistion	3,933

Balance, March 31, 2001	10,599
Additions charged to income	(722)
Write-off of uncollectible accounts, net	(2,741)

Balance, March 31, 2002	7,136
Additions charged to income	(281)
Write-off of uncollectible accounts, net	(1,499)

Balance, March 31, 2003	$5,356

APPENDIX D

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of December 20, 1997, by and between Acterna Corporation and CDRD Merger Corporation. (1)

2.2	Agreement and Plan of Merger, dated as of September 7, 1999, by and among Acterna Corporation, Acterna Acquisition Corporation and Applied Digital Access, Inc. (2)

2.3	Agreement and Plan of Merger, dated as of February 14, 2000, by and among Acterna Corporation, DWW Acquisition Corporation and Wavetek Wandel Goltermann, Inc. (3)

2.4	Agreement for the Sale and Purchase of Shares in WPI Husky Technology Ltd., dated February 23, 2000, by and among Acterna Nominees Limited, WPI Group (UK), and WPI Group, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of Acterna Corporation. (5)

3.2	Amended and Restated By-Laws of Acterna Corporation. (4)

4.1	Indenture, dated as of May 21, 1998, among Acterna Corporation, TTC Merger Co. LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)

4.2	Form of 9 3/4% Senior Subordinated Note due 2008 (6).

4.3	First Supplemental Indenture, dated as of May 21, 1998, among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC) and State Street Bank and Trust Company, as trustee. (6)

4.4	Registration Rights Agreement, dated May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. (6)

4.5	Registration Rights Agreement, dated as of May 21, 1998, among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership, Mr. John F. Reno, The John F. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between John F. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees, and The Suzanne D. Reno 1997 Qualified Annuity Trust, under Trust Agreement, dated as of the 28th day of November, 1997, between Suzanne D. Reno as Grantor and John F. Reno and John D. Hamilton, Jr. as Trustees. (6)

4.6	Amendment No. 1, dated as of May 23, 2000, among Acterna Corporation (“Acterna”), Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership, to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V and the other parties thereto. (5)

4.7	Form of Piggyback Registration Rights Agreement, dated as of February 29, 2000, by and among Wavetek Wandel Goltermann, Inc. (“WWG”), Acterna Corporation and each stockholder of WWG party thereto.(5)

4.8	Form of Subscription Warrant to Subscribe for Shares of Acterna Corporation Common Stock. (7)

4.9	Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)

4.10	Form of Note Issuable under Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)

4.11	Form of Warrant Issuable under Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)

Exhibit No.

4.12	Amendment No. 2, dated as of January 15, 2002, among Acterna Corporation (“Acterna”), Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”), and Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V, Fund VI, and certain other parties thereto. (14)

4.13	Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd. (15)

4.14	Form of Note Issuable under Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd. (15)

4.15	Form of Warrant Issuable under Investment Agreement, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and CD&R VI (Barbados), Ltd. (15)

4.16	First Amendment, dated as of August 5, 2002, among Acterna Corporation, Acterna LLC and Clayton, Dublier & Rice Fund VI Limited Partnership, to the Investment Agreement, dated as of December 27, 2001, among Acterna Corporation, Acterna LLC and Clayton, Dubiler & Rice Fund VI Limited Partnership. (15)

4.17	Amendment No. 3, dated as of August 5, 2002, among Acterna Corporation (“Acterna”), Clayton, Dublier & Rice Fund V Limited Partnership (“Fund V”), and Clayton, Dubiler & Rice Fund VI Limited Partnership (“Fund VI”), to the Registration Rights Agreement, dated as of May 21, 1998, among Acterna, Fund V, Fund VI, and certain other parties thereto. (15)

10.1	Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York (“Morgan Guaranty”) as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents. (5)

10.2	Guarantee and Collateral Agreement, dated as of May 23, 2000, among Acterna LLC, certain of its subsidiaries and Morgan Guaranty and Trust Company of New York as administrative agent.(5)

10.3	Indemnification Agreement, dated as of May 21, 1998, by and among Acterna Corporation, Telecommunications Techniques Co., LLC (now known as Acterna LLC), Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership. (6)

10.4	Indemnification Agreement, dated as of May 23, 2000, by and among Acterna Corporation, Clayton, Dubilier & Rice Fund VI Limited Partnership and Clayton, Dubilier & Rice, Inc. (5)

10.5	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (13)

10.6	Agreement, dated as of May 23, 2000, by and between Clayton, Dubilier & Rice, Inc. and Acterna Corporation. (5)

10.7	Tax Sharing Agreement, dated as of May 21, 1998, by and between Acterna Corporation and Telecommunications Techniques Co., LLC (now known as Acterna LLC). (6)

10.8	Form of Letter Agreement by and between Acterna Corporation (“Acterna”) and certain officers of Acterna. (8)

10.9	Form of Management Equity Agreement among Acterna Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership and Messrs. Kline and Peeler. (8)

10.10	Form of Management Equity Agreement among Acterna Corporation (“Acterna”), Clayton, Dubilier & Rice Fund V Limited Partnership and certain officers of Acterna. (8)

10.11	Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and Allan M. Kline. (9)

10.12	Amended and Restated Employment Agreement, entered into on November 1, 1998, by and between Acterna Corporation and John R. Peeler. (9)

10.13	Form of Nondisclosure, Noncompetition and Nonsolicitation Agreement by and between Acterna Corporation (“Acterna”) and certain executives of Acterna. (8)

10.14	Acterna Corporation 1992 Stock Option Plan. (6)

10.15	Acterna Corporation Amended and Restated 1994 Stock Option and Incentive Plan. (10)

10.16	Acterna Corporation Non-Employee Directors Stock Incentive Plan. (10)

10.17	Acterna Corporation Directors Stock Purchase Plan. (4)

10.18	Form of Non-Employee Director Stock Subscription Agreement between Acterna Corporation and non-employee directors of Acterna. (11)

10.19	Loanout Agreement, dated as of May 19, 1999, by and among Acterna Corporation, Acterna LLC and Clayton, Dubilier & Rice, Inc. (12)

Exhibit No.

10.20	Second Credit Agreement Amendment, dated as of December 27, 2001, among Acterna Corporation (“Acterna”), Acterna LLC, certain subsidiaries of Acterna LLC, JPMorgan Chase Bank (as successor by merger to the Morgan Guaranty Trust Company of New York), as administrative agent, and certain of the lenders under the Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty and Trust Company of New York (“Morgan Guaranty”) as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and The Chase Manhattan Bank and Bankers Trust Company as co-documentation agents. (14)

10.21	Guarantee and Collateral Agreement, dated as of December 27, 2001, made by Acterna Corporation, Acterna LLC and certain subsidiaries of Acterna LLC for the benefit of Clayton, Dubilier & Rice Fund VI Limited Partnership. (14)

10.22	Intercreditor Agreement, dated as of December 27, 2001, between JPMorgan Chase Bank and Clayton, Dubilier & Rice Fund VI Limited Partnership, and consented to by Acterna Corporation and Acterna LLC. (14)

10.23	Separation Agreement for Allan M. Kline, dated as of February 28, 2002. (16)

10.24	Form of Separation Agreement for each of Mark V.B. Tremallo and Robert W. Woodbury, Jr. (16)

10.25	Third Credit Agreement Amendment, dated as of August 7, 2002, among Acterna Corporation (“Acterna”), Acterna LLC, certain subsidiaries of Acterna LLC, JPMorgan Chase Bank (as successor by merger to the Morgan Guaranty Trust Company of New York (“Morgan Guaranty”)) as administrative agent, and certain of the lenders under the Credit Agreement, dated May 23, 2000, among Acterna LLC, Wavetek Wandel Goltermann GmbH and Acterna Subworld Holdings GmbH, the lenders named therein, Morgan Guaranty as administrative agent, Morgan Guaranty as German Term Loan Servicing Bank, Credit Suisse First Boston as syndication agent and the Chase Manhattan Bank and Bankers Trust Company as co-documentation agents. (15)

10.26	Guarantee and Collateral Agreement, dated as of August 7, 2002, made by Acterna Corporation and Acterna LLC and certain subsidiaries of Acterna LLC in favor of CD&R VI (Barbados), Ltd. And certain other parties. (15)

10.27	Assumption Agreement to the Intercreditor Agreement, dated as of August 7, 2002, between CD&R VI (Barbados), Ltd., JPMorgan Chase Bank as administrative agent, Clayton, Dubilier & Rice Fund VI Limited Partnership and Acterna LLC. (15)

21	Subsidiaries of Acterna Corporation. (16)

23	Consent of Independent Accountants.

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Acterna Corporation’s Report on Form 8-K (File No. 0-7438).
(2)	Incorporated by reference to Acterna Corporation’s Schedule 14D-1 (File No. 5-44783).
(3)	Incorporated by reference to Acterna Corporation’s Report on Form 8-K (File No. 1-12657).
(4)	Incorporated by reference to Acterna Corporation’s Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12657).
(5)	Incorporated by reference to Acterna Corporation’s Report on Form 10-K for the year ended March 31, 2000 (File No. 0-7438).
(6)	Incorporated by reference to Acterna Corporation’s Registration Statement on Form S-4 (Registration No. 333-60893).
(7)	Incorporated by reference to Acterna Corporation’s Registration Statement on Form S-3 (Registration No. 333-35476).
(8)	Incorporated by reference to Acterna Corporation’s Registration Statement on Form S-4 (File No. 333-44933).
(9)	Incorporated by reference to Acterna Corporation’s Form 10-Q for the quarter ended December 31, 1998 (File No. 1-12657).
(10)	Incorporated by reference to Acterna Corporation’s Registration Statement on Form S-8 (File No. 333-75797).
(11)	Incorporated by reference to Acterna Corporation’s Form 10-Q for the quarter ended December 31, 1999 (File No. 1-12657).

(12)	Incorporated by reference to Acterna Corporation’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12657).
(13)	Incorporated by reference to Acterna Corporation’s Report on Form 10-K for the year ended March 31, 2001 (File No. 0-7438).
(14)	Incorporated by reference to Acterna Corporation’s Report on Form 8-K (File No. 0-7438).
(15)	Incorporated by reference to Acterna Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-07438).
(16)	Incorporated by reference to Acterna Corporation’s Report on Form 10-K for the year ended March 31, 2002 (File No. 0-7438).