Form 10-K/A
period 2003-03-31
ACTERNA CORP
filed 2003-07-29
CIK 30841

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____


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


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

       Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

       At September 30, 2002 and June 19, 2003, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $10,627,386 and $1,859,793, respectively.

       At June 19, 2003, there were 192,282,130 shares of Common Stock of the registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
       None.

                                EXPLANATORY NOTE

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 to include the Part III and Part IV information set forth herein:

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                         INFORMATION REGARDING DIRECTORS

           The following table sets forth certain information with respect to the Company's Directors:

Name and Principal Occupation                                                                                        Director
for at least the Past Five Years                                                                            Age        Since
--------------------------------                                                                            ---        -----
Ned C. Lautenbach                                                                                            59        1998
   Ned C. Lautenbach is a principal and Director of CD&R and served as the Company's Chairman,
   President and Chief Executive Officer from May 20, 1999 to July 22, 2001, the Company's Chairman and
   Chief Executive Officer from July 23, 2001 to March 7, 2003, and as a Director since November 30,
   1998. Mr. Lautenbach continues to serve as the Company's Chairman. Mr. Lautenbach joined CD&R in
   1998 from IBM Corporation where he served as Senior Vice President and Group Executive of Worldwide
   Sales and Services, and was a member of the IBM Corporate Executive Committee.  During his career at
   IBM, he held a variety of other senior executive positions in several divisions, including President of the National Distribution Division of the United States, President, Asia Pacific, and Chairman,
   IBM World Trade Corporation.  Mr. Lautenbach received his M.B.A. from Harvard University and his
   B.A. in economics at the University of Cincinnati.  He is a member of the Board of Trustees of
   Fidelity Investments and a Director of Eaton Corporation, and Covansys, Inc.  He is a limited partner of Associates V, a Director of Associates II Inc., a limited partner of Associates VI and a
   Director of Associates VI Inc.


Marvin L. Mann                                                                                               70        1999
   Marvin L. Mann has served as a Director since February 4, 1999.  Mr. Mann serves as a director of
   Lexmark International and also served since April 1999 as Chairman Emeritus of the Board of
   Directors of Lexmark International Group, Inc., a corporation in which an affiliate of CD&R had an investment from 1991 through 1998.  He served as Chairman of the Board of Lexmark International
   Group, Inc., from March 1991 through April 1999, as Chief Executive Officer from March 1991 through
   May 1998, and as President from March 1991 through February 1997.  Prior to such time, Mr. Mann held numerous positions with IBM.  During his IBM career, Mr. Mann held a number of executive positions including President of the Information Products Division, President of the Service Sector Division
   and President and Chief Executive Officer of the Satellite Business Systems.  He was elected an IBM
   Vice President in 1985.  Mr. Mann serves as a director of Imation Corporation and is a member of the
   Board of Trustees of Fidelity Investments.

John R. Peeler                                                                                               48        1998
   John R. Peeler currently serves as the Company's President and, since March 7, 2003, Chief Executive
   Officer and, since May 21, 1998, as a Director.  Mr. Peeler has been employed by the Company since
   1980 and has held positions of increasing responsibility including Vice President of Engineering,
   Vice President of Product Development, Division President, and Executive Vice President and Chief
   Operating Officer.  Prior to joining the Company, he was a communications system design engineer


Name and Principal Occupation                                                                                        Director
for at least the Past Five Years                                                                            Age        Since
--------------------------------                                                                            ---        -----

   with Hughes Network Systems (formerly M/A Com DCC).  Mr. Peeler received a Bachelor of Science degree and a Master of Science degree, both in electrical engineering, from the University of
   Virginia.

Donald J. Gogel                                                                                              54        2002
   Donald J. Gogel is a principal, Chief Executive Officer and Director of CD&R and has served as a
   Director of the Company since May 14, 2002.  Mr. Gogel is a limited partner of Associates V,
   President, Chief Executive Officer and Director of Associates II, Inc., a limited partner of
   Associates VI and President, Chief Executive Officer and Director of Associates VI Inc.  Prior to
   joining CD&R in 1989, Mr. Gogel was a partner at McKinsey & Company, Inc., and a managing director at Kidder, Peabody & Company, Inc.  He serves as Vice Chairman and Trustee of both the Cancer
   Research Institute and the Mount Sinai-NYU Medical Center.  Mr. Gogel holds a BA from Harvard
   College, a graduate degree from Balliol College, Oxford University, where he was a Rhodes scholar, and a J.D. degree from Harvard Law School.  Mr. Gogel also serves as a Director of Jafra Cosmetics
   International, Inc., Kinko's, Inc., and Turbochef, Inc.

William O. McCoy                                                                                             69        1999
   William O. McCoy has served as a Director since July 20, 1999.  From April 1999 until August 2000 he served as Interim Chancellor of the University of North Carolina, Chapel Hill, North Carolina.  He
   retired in November 1998 as Vice President for Finance of the sixteen-campus University of North
   Carolina.  He joined UNC General Administration in 1995 after a 35-year career with the BellSouth
   Corporation, where he served as Vice Chairman of the Board of Directors from 1984 through 1994.  Mr.
   McCoy also serves as a Director of Progress Energy Corporation, Liberty Corporation of Greenville,
   S.C., North Carolina Capital Management Trust and Duke Realty Corporation, and is a member of the
   Board of Trustees of Fidelity Investments and a partner of Franklin Street Partners.

Victor A. Pelson                                                                                             66        1999
   Victor A. Pelson has served as a Director since September 28, 1999.  He presently serves as a Senior
   Advisor of UBS Warburg.  Prior to his affiliation with UBS Warburg, Mr. Pelson held numerous positions at AT&T Corporation.  During his AT&T career, Mr. Pelson held a number of executive positions including Chairman of AT&T Global Operations, Group Executive and CEO of AT&T's
   Communications Services Group.  He was also the Chairman of the New Jersey State Chamber of Commerce
   from 1989 to 1991.  Mr. Pelson is also a member of the Board of Directors of United Parcel Services
   Inc., Eaton Corporation and Dun and Bradstreet.

Brian H. Rowe                                                                                                72        1998
   Brian H. Rowe has served as a Director since November 30, 1998.  He is currently Chairman of Atlas
   Air Worldwide Holdings, Inc., and Atlas Air, Inc., and Chairman Emeritus of GE Aircraft Engines in
   Cincinnati, Ohio, where he also served as Chairman from September 1993 through January 1995, and as
   President and Chief Executive Officer from 1979 through 1993.  Mr. Rowe also serves as a Director of
   Atlas Air, Inc., B/E Aerospace, Inc., Textron, Inc., and AeroEquity.

Richard J. Schnall                                                                                           34        1999
   Richard J. Schnall is a principal of CD&R and has served as a Director of the Company since
   September 28, 1999.  Prior to joining CD&R in 1996, Mr. Schnall worked in the investment banking division of Smith Barney & Co. and Donaldson, Lufkin & Jenrette, Inc.  He also worked for McKinsey &


Name and Principal Occupation                                                                                        Director
for at least the Past Five Years                                                                            Age        Since
--------------------------------                                                                            ---        -----

   Company, Inc.  Mr. Schnall is a graduate of the Wharton School at the University of Pennsylvania and
   Harvard Business School.  He is a limited partner of Associates V, a Director of Associates II Inc., a limited partner of Associates VI and a Director of Associates V Inc.  Mr. Schnall also serves as a
   Director of SIRVA, Inc., Brake Brothers Ltd., Global Decisions, Inc.

Peter M. Wagner                                                                                              50        2000
   Peter M. Wagner joined Debitel AG, Stuttgart, Germany, as its President and Chief Executive Officer
   on May 22, 2000.  From September 30, 1998 until May 19, 2000, he served as President, Chief
   Executive Officer and Director of Wavetek Wandel Goltermann, Inc., and was elected to the Company's
   Board on March 23, 2000.  Mr. Wagner served as President, Chief Executive Officer and Managing
   Director of Wandel & Goltermann, Inc., from February 1998 to September 1998, as Executive Vice
   President, Chief Operating Officer and Managing Director of Wandel Goltermann, Inc., from October
   1995 to February 1998 and as Vice President, Sales and Marketing from March 1995 to October 1995.
   From January 1990 to February 1995, Mr. Wagner was General Manager of the Line Transmission Systems
   Division of Alcatel SEL AG in Stuttgart, Germany.  Mr. Wagner serves as a Director of Deutsche Messe
   AG and of Jambal AG, DEKRA EV, and MTS GmbH in Germany, as well as a Director of several privately held companies affiliated with Debitel AG in the Netherlands, Denmark, France and Spain.


                        EXECUTIVE OFFICERS OF THE COMPANY

           The following sets forth certain information with respect to the executive officers of the Company:

Ned Lautenbach (1)              Chairman                                                               59
John R. Peeler (1)              President and Chief Executive Officer                                  48
John D. Ratliff                 Corporate Vice President and Chief Financial Officer                   43
Richard H. Goshorn              Corporate Vice President, General Counsel and Corporate Secretary      47
Thomas Turner                   President and Chief Executive Officer of Itronix Corporation           55
Michael Arbuthnot               President and Chief Executive Officer of da Vinci Systems, Inc.        56


(1) Biographical information pertaining to Messrs. Peeler and Lautenbach are presented above under "Information Regarding Directors".

           John D. Ratliff, 43, serves as Corporate Vice President and Chief Financial Officer of the Company. Mr. Ratliff joined the Company in June 2000 and was named Corporate Vice President and Chief Financial Officer of the Company effective January 1, 2002. Mr. Ratliff joined the Company from IBM where he served most recently as Vice President of Finance and Planning for IBM's personal computer unit from January 1997 through June 2000. During his career at IBM, Mr. Ratliff held a variety of senior executive positions in several divisions, including serving as Vice President, Finance and Planning for IBM's Latin America operation from November 1995 through December 1996.

           Richard H. Goshorn, 47, has served as Corporate Vice President, General Counsel and Corporate Secretary, since joining the Company in April 2002. Prior to joining the Company, Mr. Goshorn served as a Senior Vice President and General Counsel for Cable & Wireless Global from June 1999 through May 2001. Mr. Goshorn held a number of positions at Cable & Wireless PLC and its subsidiaries from 1991 through 2001 in London, Brussels and Singapore, including as Vice President, Legal Services, Global Businesses for Cable & Wireless PLC from 1997 through 1998, and as Vice President and General Counsel to Cable & Wireless USA, Inc., from 1998 through 1999. Prior to joining Cable & Wireless, Mr. Goshorn was an attorney for the London based law firm of Gottesman Jones and Partners, and for the Ohio based law firm of Frost & Jacobs. Mr. Goshorn also served as a senior attorney for Fort Howard Corporation. Mr. Goshorn holds a B.A. in economics from The College of Wooster and a J.D. from Duke University School of Law.

           Thomas Turner, 55, has served as President and Chief Executive Officer of Itronix Corporation, a subsidiary of the Company, since February 2002. He joined Itronix from WhereNet, a Silicon Valley based leader in Real Time Location Systems, where he served as senior vice president. He joined WhereNet in 1999 from Datamax Corporation where he was president and director for five years. Prior to Datamax, Mr. Turner was senior vice president - North America for Symbol Technologies, and earlier in his career he held a number of positions with Wang Laboratories including chief executive officer of Wang Canada. Mr. Turner earned his BS in Electrical Engineering from Tufts University.

           Michael Arbuthnot, 56, has served as President and Chief Executive Officer of da Vinci Systems, Inc., a subsidiary of the Company, since March, 2002. Mr. Arbuthnot served as President of da Vinci Systems from 1994 to 2001 and took a nine-month sabbatical before rejoining the company in his current position. He held various positions with Ampex and Philips BTS prior to joining da Vinci systems. Mr. Arbuthnot attended St. Paul's University in Winnipeg, Canada.

           No family relationships exist among any director or any executive officers of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           The Company believes that all persons who were subject to Section 16(a) of the Securities Exchange Act for the past fiscal year complied with the filing requirements thereof, except for Messrs. Mann, McCoy, Pelson and Wagner who each inadvertently filed a late Form 4 with respect to one transaction. In making this disclosure, the Company has relied on copies of the reports filed with the SEC by directors, executive officers and ten percent holders, and in the case of directors and executive officers, written representations.


ITEM 11.       EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following summary compensation table sets forth information concerning compensation awarded to, earned by, or paid to (i) the Company's Chief Executive Officer, (ii) the four other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2003 and (iii) Messrs. Woodbury and Tremallo, who were no longer serving as executive officers as of March 31, 2003, but who were among the Company's most highly compensated executive officers for fiscal year 2003 (collectively referred to as the "Named Executive Officers"), for services rendered in all capacities with respect to the fiscal years ended March 31, 2001, 2002 and 2003:

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                  ANNUAL COMPENSATION (1)                    AWARDS(2)
                                                  -----------------------                    ---------
                                                                                            SECURITIES               ALL OTHER
                   NAME AND             FISCAL           SALARY           BONUS             UNDERLYING             COMPENSATION
              PRINCIPAL POSITION         YEAR             ($)              ($)              OPTIONS (#)               ($)(3)
              ------------------         ----             ---              ---              -----------               ------
Ned C. Lautenbach (4)                    2003              0                0                    0                       0
  Chairman and                           2002              0                0                    0                       0
  Chief Executive Officer                2001              0                0                    0                       0

John R. Peeler (5)                       2003           410,833          325,000                 0                       0
  President and                          2002           425,000          150,000                 0                     54,304
  Chief Executive Officer                2001           410,600          721,280                 0                     53,402

John D. Ratliff                          2003           300,000          825,000              250,000                    0
  Corporate Vice President and           2002           281,250          150,000              100,000                  29,460
  Chief Financial Officer                2001           235,512          372,949                 0                      2,391

Richard H. Goshorn                       2003           263,442           75,000              200,000                    0
  Corporate Vice President, General      2002             ---              ---                  ---                     ---
  Counsel and Corporate Secretary        2001             ---              ---                  ---                     ---

Thomas Turner                            2003           226,442          100,000                 0                       0
   President and Chief Executive         2002            37,500           50,000              200,000                    0
   Officer of Itronix Corporation        2001             ---              ---                  ---                     ---

Michael Arbuthnot                        2003           170,000          251,500                 0                       0
   President and Chief Executive         2002           157,000             0                    0                       0
   Officer of da Vinci Systems           2001           176,167          251,600                 0                       0

Mark V.B. Tremallo                       2003           210,000          163,057                 0                       0
   former Corporate Vice President,      2002           281,250             0                    0                     18,075
   General Counsel and Secretary         2001           214,142          182,658                 0                     22,622

Robert W. Woodbury, Jr.                  2003           220,000          192,135                 0                       0
   former Corporate Vice President       2002           219,166             0                    0                      6,150
   and Corporate Controller              2001           210,000          193,200                 0                     25,153


(1) Perquisites and other personal benefits paid to each Named Executive Officer in each instance aggregated less than the lesser of $50,000 or 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each Named Executive Officer, and accordingly, have been omitted from the table as permitted by the rules of the SEC.

(2) Figures in this column show the number of options for the Common Stock granted. The Company did not grant any restricted stock awards or stock appreciation rights to any of the Named Executive Officers during the years shown.

(3) Represents Company contributions on behalf of the executives under the 401(k) plan and under a non-qualified deferred compensation plan.

(4) On March 7, 2003, Mr. Peeler replaced Mr. Lautenbach as Chief Executive Officer of Acterna. Mr. Lautenbach currently serves as Chairman.

(5) On March 7, 2003, Mr. Peeler replaced Mr. Lautenbach as Chief Executive Officer of Acterna.


OPTION GRANTS IN FISCAL YEAR 2003

           The following table sets forth certain information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended March 31, 2003:

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                                                                                              ANNUAL RATES OF
                                                                                                                STOCK PRICE
                                                                                                               APPRECIATION
                                                  INDIVIDUAL GRANTS                                           FOR OPTION TERM
                                                  -----------------                                           ---------------

                                                 PERCENT OF
                              NUMBER OF             TOTAL
                             SECURITIES           OPTIONS/
                             UNDERLYING         SARS GRANTED           EXERCISE OF                           APPRECIATION FOR
                               OPTIONS            IN FISCAL            BASE PRICE         EXPIRATION          OPTION TERM(2)
         NAME                GRANTED(#)             YEAR                 ($/SH)              DATE           5%($)        10%($)
         ----                ----------             ----                 ------              ----           -----        ------
Ned C. Lautenbach                ---
John R. Peeler                   ---
John D. Ratliff                250,000              2.74%                      $1.40          4/1/2012       $570,115     $907,795
Richard H. Goshorn             200,000              2.19%                      $1.44          5/8/2012       $469,123     $746,986
Thomas Turner                    ---
Michael Arbuthnot                ---
Mark Tremallo                    ---
Robert H. Woodbury, Jr.          ---


(1) The options in this table vest annually in four equal installments beginning on the first anniversary date of grant and expire ten years after the date of grant.

(2) These columns show the hypothetical value of the options granted at the end of the option terms if the price of the Common Stock were to appreciate annually by 5% and 10%, respectively, based on the grant date value of the Common Stock.

                2003 AGGREGATE OPTIONS EXERCISE AND OPTION VALUES

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2003 AND FY-END OPTION VALUES

           The following table sets forth certain information regarding stock option exercises by the Named Executive Officers during the fiscal year ended March 31, 2003, and stock options held by the Named Executive Officers at March 31, 2003:

                                                                       NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                           SHARES                                     UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                        ACQUIRED ON            VALUE                 OPTIONS AT FY-END(#)(1)                   FY-END($)(2)
         NAME           EXERCISE(#)        REALIZED($)(3)       EXERCISABLE      UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
         ----           -----------        --------------       -----------      -------------        -----------     -------------
Ned C. Lautenbach           ---                 ---                    ---                ---             ---              ---
John R. Peeler              ---                 ---                 2,090,866             60,000          ---              ---
John D. Ratliff             ---                 ---                   305,000            745,000          ---              ---
Richard H. Goshorn          ---                 ---                         0            200,000          ---              ---
Thomas Turner               ---                 ---                    50,000            150,000          ---              ---
Michael Arbuthnot           ---                 ---                   538,339             49,200          ---              ---
Mark Tremallo               ---                 ---                   259,149                  0          ---              ---
Robert H. Woodbury, Jr.     ---                 ---                   694,631                  0          ---              ---

(1) Based on the number of shares subject to these options at fiscal year ended March 31, 2003.

(2) Calculated on the basis of the fair market value of the Common Stock as determined by the Board of Directors in accordance with the Amended and Restated 1994 Stock Option and Inventive Plan on March 31, 2003 ($.06), less the applicable option exercise price.

(3) Calculated on the basis of the fair market value of the Common Stock on the date of exercise, less the option exercise price.



COMPENSATION OF DIRECTORS

           Each director who is not also an officer or employee of the Company or any subsidiary of the Company or a representative of CD&R Funds V or VI or any successor investment vehicle managed by CD&R will receive (i) an annual retainer of $75,000, which is payable in four quarterly payments of $18,750 at the beginning of each quarter for services to be provided during that quarter and (ii) a fee of $1,500 for each committee meeting attended.

EMPLOYMENT AND OTHER AGREEMENTS

           In May 1998, the Company entered into an employment agreement with Mr. Peeler. The employment agreement provides for an initial term of five years. Pursuant to his employment agreement, Mr. Peeler currently receives an annual base salary of $425,000 and is entitled to participate in the Company's annual incentive compensation program, which provides an annual bonus based on the satisfaction of certain performance targets as determined by the Company's Board of Directors. In addition, Mr. Peeler may participate in all of the Company's pension, deferred compensation and supplemental savings programs, insurance programs, including life, medical, dental and disability, and other special benefit or perquisite programs generally available to the Company's senior executives. The employment agreement further provides for the election of Mr. Peeler to serve as a Director during his employment with the Company.

           Pursuant to his employment agreement, a substantial majority of the options to purchase shares of Common Stock held by Mr. Peeler prior to the May 1998 recapitalization of the Company became fully vested and exercisable. In addition, the employment agreement restricts the ability of Mr. Peeler to transfer shares of Common Stock beneficially owned by him (other than certain permitted transfers for estate planning purposes and transfers not exceeding in the aggregate 25% of the Common Stock owned, or subject to options held by the executive at the effective time of the May 1998 recapitalization) during his tenure.

           The employment agreement also provides that, in the event of the Company's termination of Mr. Peeler's employment during the term of the agreement other than for "Cause" (as defined in his employment agreement) or by Mr. Peeler for "Good Reasons" (as defined in this employment agreement), he will be entitled to special termination benefits consisting of (a) continued payments of his average annual base salary and average annual bonus until the second anniversary of the date of termination, (b) continued coverage under the Company's medical insurance plan until his 65th birthday and (c) a pro rata incentive compensation bonus for the portion of the calendar year preceding such termination. The agreement also contains customary indemnification, confidentiality, non-competition and non-solicitation provisions.

           In January 2002, the Company entered into an employment agreement with Mr. Ratliff. The initial term of the employment agreement was February 1, 2002 and ended on February 1, 2003. Thereafter, the employment agreement is automatically renewed for additional one-year periods, unless Mr. Ratliff or the

Company provides 30 days' notice prior to the expiration of any such term that such an extension will not occur. Pursuant to his employment agreement, Mr. Ratliff currently receives an annual base salary of $300,000, is eligible for the Company's bonus plan and is entitled to severance in the event of termination of employment other than for "Cause" (as defined in his employment agreement) of a lump sum payment equal to the product of the monthly base pay and 1.5 times the number of years service with the Company (but not less than 12 months' base pay nor more than 18 months' base pay), plus a payment of one year's bonus at the target amount.

           In May 2002, the Company entered into an employment agreement with Mr. Goshorn. The initial term of the employment agreement was May 9, 2002 and ended on February 1, 2003. Thereafter, the employment agreement is automatically renewed for additional one-year periods, unless Mr. Goshorn or the Company provides 30 days' notice prior to the expiration of any such term that such an extension will not occur. Pursuant to his employment agreement, Mr. Goshorn currently receives an annual base salary of $285,000, is eligible for the Company's bonus plan and is entitled to severance in the event of termination of employment other than for "Cause" (as defined in his employment agreement) of a lump sum payment equal to the product of the monthly base pay and 1.5 times the number of years of service with the Company (but not less than 12 months' base pay nor more than 18 months' base pay), plus a payment of one year's bonus at the target amount.

           In January 2002, the Company entered into an employment agreement with Mr. Turner. The initial term of the employment agreement was January 18, 2002 and ended on January 18, 2003. Thereafter, the employment agreement is automatically renewed for additional one-year periods, unless Mr. Turner or the Company provides 30 days' notice prior to the expiration of any such term that such an extension will not occur. Pursuant to his employment agreement, Mr. Turner currently receives an annual base salary of $225,000, is eligible for the Company's bonus plan and is entitled to severance in the event of termination of employment other than for "Cause" (as defined in his employment agreement) of a lump sum payment equal to the product of the monthly base pay and 1.5 times the number of years of service with the Company (but not less than 12 months' base pay nor more than 18 months' base pay), plus a payment of one year's bonus at the target amount.

RETENTION AGREEMENTS

           In December 2002, the Company entered into a Retention Agreement with Mr. Peeler. Pursuant to the Agreement, as modified by the Key Employee Retention and Severance Plan (the "KERP"), which was approved by the United States Bankruptcy Court for the Southern District in New York on July 22, 2003, Mr. Peeler is entitled to receive payments of up to $1 million, as incentive to remain with the Company and assist in the implementation of the Company's restructuring. Mr. Peeler received a payment of $250,000 in December 2002, an additional payment of $250,000 in April 2003, and will receive an additional payment of $500,000 on the earlier to occur of three months after (i) the effective date of the Company's plan of reorganization and (ii) May 6, 2004.

           In December 2002, the Company entered into a Retention Agreement with Mr. Ratliff. Pursuant to the Agreement, as modified by the KERP, Mr. Ratliff is entitled to receive payments of up to $1 million, as incentive to remain with the Company and assist in the implementation of the Company's restructuring. Mr. Ratliff received a payment of $500,000 in December 2002 and an additional payment of $500,000 in April 2003. Mr. Ratliff will be entitled to retain the April 2003 payment if he remains with the Company until the earlier to occur of
(i) the completion of the sale of all or substantially all of the assets of da Vinci and (ii) July 31, 2003.

           In December 2002, the Company entered into a Retention Agreement with Mr. Goshorn. Pursuant to the Agreement, as modified by the KERP, Mr. Goshorn is entitled to receive payments of up to $300,000, as incentive to remain with the Company and assist in the implementation of the Company's restructuring. Mr. Goshorn received a payment of $75,000 in December 2002, an additional payment of $75,000 in April 2003, and will receive an additional payment of $150,000 on the earlier to occur of (i) one month after the effective date of the Company's plan of reorganization and (ii) May 6, 2004.

           Mr. Turner is a participant in the Company's KERP. Pursuant to the KERP, Mr. Turner is entitled to receive a payment of $200,000 as incentive to remain with the Company and assist in the implementation of the Company's restructuring. Mr. Turner will receive the payment of $200,000 on the earlier to occur of (i) one month after the effective date of the Company's plan of reorganization and (ii) May 6, 2004.

SEPARATION AGREEMENTS

           The Company entered into a Separation Agreement with Mr. Tremallo dated February 28, 2002, pursuant to which Mr. Tremallo resigned from the Company effective May 31, 2002. The Separation Agreement provides that from the date of Mr. Tremallo's resignation from the Company he will receive continued payments of base salary and average annual bonus for a period of one year, continued benefits under the Company's medical and life insurance plans for a period of one year, and executive outplacement services from the Company. Mr. Tremallo's payments and benefits under the Separation Agreement are reduced by any amounts received by Mr. Tremallo from a new employer or through self-employment. Pursuant to the Separation Agreement, the Company and CD&R Fund V each waived its right to repurchase certain securities and options received by Mr. Tremallo. Any vested options held by Mr. Tremallo on the date of his resignation from the Company may be exercised until the second anniversary of his resignation, and all unvested options held by Mr. Tremallo on the date of his resignation were cancelled and forfeited. The Non-Disclosure, Non-Competition and Non-Solicitation Agreement, dated as of May 21, 1998, between the Company and Mr. Tremallo remains unaffected by the Separation Agreement. Mr. Tremallo and the Company also executed mutual releases in connection with the Separation Agreement.

           The Company entered into a Separation Agreement with Mr. Woodbury on February 28, 2002, pursuant to which Mr. Woodbury resigned from the Company effective August 31, 2002. The Separation Agreement provides that from the date of Mr. Woodbury's resignation from the Company he will receive continued payments of base salary and average annual bonus for a period of one year, continued benefits under the Company's medical and life insurance plans for a period of one year, and executive outplacement services from the Company. Mr. Woodbury's payments and benefits under the Separation Agreement are reduced by any amounts received by Mr. Woodbury from a new employer or through self-employment. Pursuant to the Separation Agreement, the Company and CD&R Fund V each waived its right to repurchase certain securities and options received by Mr. Woodbury. Any vested options held by Mr. Woodbury on the date of his resignation from the Company may be exercised until the second anniversary of his resignation, and all unvested options held by Mr. Woodbury on the date of his resignation were cancelled and forfeited. The Non-Disclosure, Non-Competition and Non-Solicitation Agreement, dated as of May 21, 1998, between the Company and Mr. Woodbury remains unaffected by the Separation Agreement. Mr. Woodbury and the Company also executed mutual releases in connection with the Separation Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                      EQUITY COMPENSATION PLAN INFORMATION

           The following table sets forth information concerning compensation plans previously approved by security holders and not previously approved by security holders.

                                                                                                             NUMBER OF SECURITIES
                                                                                                              REMAINING AVAILABLE
                                                                                                              FOR FUTURE ISSUANCE
                                                     NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE             UNDER EQUITY
                                                       ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        COMPENSATION PLANS
                                                         OUTSTANDING OPTIONS        OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
PLAN CATEGORY                                                    (A)                         (B)                      (C)
-------------                                                    ---                         ---                      ---
Equity compensation plans approved by
   security holders...............................           33,555,418                     $3.48                  22,194,582
Equity compensation plans not approved
   by security holders............................                  ---                       ---                         ---
                                                             ----------                    ------                  ----------
       Total......................................           33,555,418                    $ 3.48                  22,194,582
                                                             ==========                    ======                  ==========


           SECURITY OWNERSHIP OF DIRECTORS, CERTAIN BENEFICIAL OWNERS
                             AND EXECUTIVE OFFICERS


           The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 2003, with respect to:
(i) each current director and each Named Executive Officers (as defined below under "Executive Compensation") of the Company; (ii) all current directors and executive officers of the Company as a group; (iii) each current beneficial owner of five percent or more of the Common Stock:

                                                                    AMOUNT AND NATURE OF                PERCENT OF
NAME                                                              BENEFICIAL OWNERSHIP (1)           COMMON STOCK (2)
----                                                              ------------------------           ----------------
Clayton, Dubilier & Rice Fund V Limited Partnership (3)                    123,290,770                      64.13%
Clayton, Dubilier & Rice Fund VI Limited Partnership (4)                    30,625,000                      15.93%

DIRECTORS AND EXECUTIVE OFFICERS
Ned C. Lautenbach                                                              431,681                           *
John R. Peeler (5)                                                           3,093,043                       1.59%
John D. Ratliff (6)                                                            507,500                           *
Richard H. Goshorn (7)                                                          50,000                           *
Thomas Turner ( 8)                                                              50,000                           *
Michael Arbuthnot (9)                                                          582,539                           *
Mark Tremallo (10)                                                             259,149                           *
Robert H. Woodbury, Jr. (11)                                                   694,631                           *
Brian H. Rowe (12)                                                             197,475                           *
Marvin L. Mann (13)                                                            218,619                           *
William O. McCoy (14)                                                          220,642                           *
Victor A. Pelson (15)                                                          219,931                           *
Peter M. Wagner (16)                                                           129,225                           *
Donald J. Gogel                                                                      0                           *
Richard J. Schnall                                                                   0                           *
All current Directors and Executive Officers as a group
(15 persons) (17) (18)                                                       5,700,655                       2.91%



The symbol "*" denotes less than 1% of outstanding common stock.

(1) Represents shares of common stock beneficially owned on June 30, 2003. Unless otherwise noted, each person has sole voting and investment power with respect to such shares.

(2) Based upon 192,257,957 shares of common stock outstanding as of June 30, 2003. Common stock includes all shares of outstanding common stock plus, as required for the purpose of determining beneficial ownership (in accordance with Rule 13d-1 promulgated pursuant to the U.S. Securities Exchange Act of 1934, as amended) all shares of common stock subject to any right of acquisition by such person, through exercise or conversion of any security, within 60 days of June 30, 2003. The percent of common stock owned by Clayton, Dubilier & Rice Fund V Limited Partnership and by Clayton, Dubilier & Rice Fund VI Limited Partnership is calculated based upon the number of shares outstanding and does not include shares issuable upon the exercise of outstanding options.

(3) CD&R Associates V Limited Partnership ("Associates V") is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V") and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc., ("Associates II Inc.") is the managing general partner of Associates V and has the power to direct Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Associates II Inc., with respect to the shares owned by CD&R Fund V. Each of Associates V and Associates II Inc. expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address of Associates II Inc., Associates V and CD&R Fund V is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(4) CD&R Associates VI Limited Partnership ("Associates VI") is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership ("CD&R Fund VI") and has the power to direct CD&R Fund VI as to the voting and disposition of shares held by CD&R Fund VI. CD&R Investment Associates VI, Inc. ("Associates VI Inc.") is the managing general partner of Associates VI and has the power to direct Associates VI as to its direction of CD&R Fund VI's voting and disposition of the shares held by CD&R Fund VI. No person controls the voting and dispositive power of Associates VI Inc. with respect to the shares owned by CD&R Fund VI. Each of Associates VI and Associates VI Inc. expressly disclaims beneficial ownership of the shares owned by CD&R Fund VI. The business address of Associates VI Inc., Associates VI and CD&R Fund VI is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(5) Includes 2,210,866 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(6) Includes 507,500 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(7) Includes 50,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(8) Includes 50,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(9) Includes 582,539 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(10) Includes 259,149 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(11) Includes 694,631 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(12) Includes 26,750 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003, and 39,694 deferred shares.

(13) Includes 26,750 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.

(14) Includes 26,750 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003, and 43,238 deferred shares.

(15) Includes 21,750 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003, and 51,575 deferred shares.

(16) Includes 21,750 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003.3.

(17) Includes 3,434,655 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of June 30, 2003. Does not include 123,290,770 shares of common stock owned by CD&R Fund V and 30,625,000 shares of common stock owned by CD&R Fund VI. Donald J. Gogel, Ned C. Lautenbach and Richard J. Schnall may be deemed to share beneficial ownership of the shares owned by record by Clayton, Dubilier & Rice funds by virtue of their status as stockholders of Associates II Inc., and Associates VI Inc., the managing general partners of Associates V and Associates VI, respectively, the general partners of CD&R Fund V and CD&R Fund VI, respectively, but each expressly disclaims such beneficial ownership of the shares owned by CD&R Fund V and CD&R Fund VI. The voting stockholders of Associates II Inc. and Associates VI Inc. share investment and voting power with respect to securities owned by CD&R Fund V and CD&R Fund VI, respectively, but no individual controls such investment or voting power.

(18) Does not include information regarding the beneficial ownership of Messrs. Tremallo and Woodbury, each of whom were Named Executive Officers (as defined above under "Executive Compensation") of the Company for fiscal year 2003, but who were no longer serving as executive officers of the Company as of March 31, 2003.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CD&R Fund B and CD&R Fund VI

           Clayton, Dubilier & Rice Fund V Limited Partnership ("CD&R Fund V"), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. The general partner of CD&R Fund V is CD&R Associates V Limited Partnership ("Associates V"), a Cayman Islands exempted limited partnership. Associates V has three general partners. The managing general partner of Associates V is CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company. The other general partners of Associates V are CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company and CD&R Investment Associates, Inc., a Delaware corporation.

           Clayton, Dubilier & Rice Fund VI Limited Partnership ("CD&R Fund VI") is a private investment fund managed by Clayton, Dubilier & Rice, Inc. The general partner of CD&R Fund VI is CD&R Associates VI Limited Partnership ("Associates VI"), a Cayman Islands exempted limited partnership. The general partner of Associates VI is CD&R Investment Associates VI, Inc. ("Associates VI Inc."), a Cayman Islands exempted company.

CD&R

           Clayton, Dubilier & Rice, Inc. ("CD&R") is a private investment firm which is organized as a Delaware corporation. It is the manager of a series of investment funds, including CD&R Fund V and CD&R Fund VI, formed to invest in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporation where the infusion of capital coupled with the provision of managerial assistance can be expected to generate returns on investments comparable to returns historically achieved in negotiating the transaction in which the funds it manages invest. After the consummation of such transactions, it generally provides management and financial consulting services to the companies in which its investment funds have invested during the period of such fund's investment. Such services include helping such companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies in improving the operational, marketing and financial performance of such companies.

           Mr. Lautenbach, who is a principal of CD&R, serves as the Company's Chairman. In May 1999, the Company, its wholly-owned subsidiary Acterna LLC, and CD&R entered into a Loanout Agreement, which requires the payment of an annual fee to CD&R for his services rendered to the Company, which has been waived for 2003. Mr. Lautenbach remains an employee of CD&R and is a limited partner of Associates VI and a Director of Associates II Inc. and Associates VI Inc. Mr. Gogel, who is a principal, Chief Executive Officer and a Director of CD&R, serves as one of the company's Directors. Mr. Gogel is also a limited partner of Associates V, President, Chief Executive Officer and Director of Associates II, Inc., a limited partner of Associates VI and President, Chief Executive Officer and Director of Associates VI Inc. Mr. Schnall, who is a principal of CD&R, serves as one of the Company's Directors. Mr. Schnall is also a limited partner of Associates V and Associates VI and a Director of Associates II Inc. and Associates VI Inc.

           At the time of the May 1998 recapitalization of the Company, the Company entered into a consulting agreement with CD&R that provides, for so long as CD&R Fund V has an investment in the Company and its subsidiaries, for (a) an annual fee (in addition to the $500,000 paid annually to CD&R for Mr. Lautenbach's services) for providing management and financial consulting services to the Company and its subsidiaries and (b) reimbursement of out-of-pocket expenses it incurs after the May 1998 recapitalization. The annual management fee that would have been paid to CD&R pursuant to this consulting agreement for the fiscal year ending March 31, 2003 has been waived. The Company also agreed to indemnify CD&R and certain related parties, subject to certain limitations, against all claims and liabilities arising out of or in connection with the federal securities laws or any other applicable securities or other laws in connection with the May 1998 recapitalization and related transactions and the operation of the business following the May 1998 recapitalization. In addition, in May 1998, the Company entered into a registration rights agreement with CD&R Fund V and certain other shareholders that provides that the parties may require the Company to register their shares of Common Stock under the Securities Act of 1933, as amended. In connection with the Company's merger on May 23, 2000 with Wavetek Wandel Goltermann, Inc., this registration rights agreement was amended to include CD&R Fund VI as a party.

           On January 15, 2002, Acterna LLC, a wholly-owned subsidiary of the Company, issued and sold at par $75 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") to CD&R Fund
VI. Interest on the Convertible Notes is payable semi-annually in arrears on each March 31st and September 30th, with interest payments commencing on March 31, 2002. At the option of Acterna LLC, interest is payable in cash or in-kind by the issuance of additional Convertible Notes. Due to limitations imposed by the Company's Senior Secured Credit Facility, Acterna LLC expects to pay interest on the Convertible Notes in-kind by issuing additional Convertible Notes. The Convertible Notes are secured by a second lien on all of the assets of the Company and its subsidiaries that secure the Senior Secured Credit Facility, and are guaranteed by the Company and its domestic subsidiaries. In addition to the annual management fees described above, in fiscal year 2002, the Company paid CD&R a $2.3 million financing fee in connection with the issuance of the Senior Secured Convertible Notes.

           On June 24, 2002, Acterna LLC, a wholly owned subsidiary of the Company, along with CD&R VI (Barbados), Ltd., ("CD&R Barbados") commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008. The tender offers provided for cash consideration of $220 in exchange for each $1,000 principal amount of notes tendered, and all accrued interest due thereon. These combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados. The Company recorded an after-tax gain of $58.7 million during fiscal 2003 related to its portion of the notes tendered. In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new senior secured convertible notes of Acterna LLC. The new notes that will be issued upon such reinvestment will have terms substantially similar to the 12% Senior Secured Convertible Notes due 2007 (the "Convertible Notes") issued to CDR Fund VI in January 2002 except that the interest rate and conversion rate applicable to any series of new notes will be determined at the time of issuance. During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna, LLC, CD&R Barbados exercised this right to invest $2.8 million of its after-tax interest proceeds in newly issued senior secured convertible notes of Acterna LLC due 2007. Interest on these notes is to be paid semi-annually, in arrears, at a rate of 12% per annum. These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal. CDR Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

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

           CD&R Barbados is a Barbados company holding and International Business Company license. All of the capital stock of CD&R Barbados is owned by CD&R Fund VI. Mr. Schnall, who is a principal of CD&R and one of the Company's Directors, also serves as a director of CD&R Barbados.

LOANS TO DIRECTORS AND OFFICERS

           On April 1, 2001, the Company loaned John R. Peeler, President and Chief Executive Officer of the Company, $1,160,000 for the purpose of paying taxes associated with the exercise of stock options. This loan bears interest at a rate of 8.5% per annum. As of June 30, 2003, $1,184,650 was outstanding on the loan, including principal and accrued interest.

           On May 1, 2002, the Company loaned Richard Goshorn $60,000 in connection with the hiring of Mr. Goshorn. This loan bears interest at a rate of 7% per annum. On each anniversary of the loan, $20,000 of the loan and all accrued interest during such period are forgiven, provided that Mr. Goshorn continues to be employed by the Company. The entire remaining amount outstanding on the loan and all accrued interest shall be forgiven if Mr. Goshorn is terminated without cause. As of June 30, 2003, the principal amount outstanding on the loan was $40,000, plus accrued interest from May 1, 2003.

           The Company believes that the terms of the loans described above were reasonable and competitive.

ITEM 16.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

           (c)  Exhibits

           Item 16(c) is amended to add the exhibits listed below.

          EXHIBIT
            NO.                         EXHIBIT DESCRIPTION
            ---                         -------------------

           10.28 Employment Agreement, entered into on January 30, 2002, by and between Acterna Corporation and John Ratliff.

           10.29 Employment Agreement, entered into on May 9, 2002, by and between Acterna Corporation and Richard H. Goshorn.

           10.30 Employment Agreement, entered into on January 18, 2002, by and between Acterna Corporation and Thomas Turner.

           10.31 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and John R. Peeler.

           10.32 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and John Ratliff.

           10.33 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and Richard H. Goshorn.

                                   SIGNATURES

July 29, 2003

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACTERNA CORPORATION

                                     By: /s/ JOHN R. PEELER
                                         -------------------------------------
                                         CHIEF EXECUTIVE OFFICER


                                     By: /s/ JOHN D. RATLIFF
                                         -------------------------------------
                                         CORPORATE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER

       Name                                                 Title                                   Date
       ----                                                 -----                                   ----
/s/ NED C. LAUTENBACH                          Chairman of the Board and Director                July 29, 2003
-------------------------------
NED C. LAUTENBACH


/s/ JOHN R. PEELER                      Chief Executive Officer, President and Director          July 29, 2003
-------------------------------
JOHN R. PEELER


/s/ JOHN D. RATLIFF                    Corporate Vice President, Chief Financial Officer         July 29, 2003
-------------------------------
JOHN D. RATLIFF


/s/ GRANT A. BARBER                       Vice President Finance, Corporate Controller           July 29, 2003
-------------------------------
GRANT A. BARBER


/s/ DONALD GOGEL                                            Director                             July 29, 2003
-------------------------------
DONALD GOGEL


/s/ MARVIN L. MANN                                          Director                             July 29, 2003
-------------------------------
MARVIN L. MANN


/s/ WILLIAM O. MCCOY                                        Director                             July 29, 2003
-------------------------------
WILLIAM O. MCCOY


/s/ VICTOR A. PELSON                                        Director                             July 29, 2003
-------------------------------
VICTOR A. PELSON


/s/ BRIAN H. ROWE                                           Director                             July 29, 2003
-------------------------------
BRIAN H. ROWE


/s/ RICAHRD J. SCHNALL                                      Director                             July 29, 2003
-------------------------------
RICAHRD J. SCHNALL


/s/ PETER M. WAGNER                                         Director                             July 29, 2003
-------------------------------
PETER M. WAGNER


                                 CERTIFICATIONS

I, JOHN R. PEELER, CERTIFY THAT:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Acterna Corporation; and

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.


Date: July 29, 2003




                                 /s/ John R. Peeler
                                 ---------------------------------
                                 John R. Peeler
                                 President and Chief Executive Officer

I, JOHN D. RATLIFF, CERTIFY THAT:

1. I have reviewed this Amendment No. 1 Annual Report on Form 10-K of Acterna Corporation; and

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.


Date: July 29, 2003




                                 /s/ John D. Ratliff
                                 ---------------------------------
                                 John D. Ratliff
                                 Corporate Vice President and
                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              EXHIBIT DESCRIPTION
  ---                              -------------------

10.28 Employment Agreement, entered into on January 30, 2002, by and between Acterna Corporation and John Ratliff.

10.29 Employment Agreement, entered into on May 9, 2002, by and between Acterna Corporation and Richard H. Goshorn.

10.30 Employment Agreement, entered into on January 18, 2002, by and between Acterna Corporation and Thomas Turner.

10.31 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and John R. Peeler.

10.32 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and John Ratliff.

10.33 Retention Agreement, entered into on December 12, 2002, by and between Acterna Corporation and Richard H. Goshorn.