Form 10-Q
period 2003-06-30
ACTERNA CORP
filed 2003-08-14
CIK 30841

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

At August 8, 2003, there were 192,282,130 shares of common stock of the registrant outstanding.

PART I.   Financial Information

Item 1. Financial Statements

ACTERNA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2003	2002

	(Amounts in thousands, except per share data)
Net sales	$126,782	$170,345
Cost of sales	70,138	86,436

Gross profit	56,644	83,909
Selling, general and administrative expense	55,399	81,117
Product development expense	16,613	30,614
Amortization of intangibles	283	263
Restructuring expense	559	6,156

Total operating expenses	72,854	118,150

Operating loss	(16,210)	(34,241)
Interest expense (contractural interest of $18,398)	(9,189)	(22,296)
Interest income	235	72
Other income (expense), net	2,684	(1,475)

Loss from continuing operations before reorganization items and income taxes	(22,480)	(57,940)
Reorganization items	21,754	—

Loss from continuing operations before income taxes and discontinued operations	(44,234)	(57,940)
Provision for (benefit from) income taxes	437	(16,917)

Loss from continuing operations before discontinued operations	(44,671)	(41,023)
Income from discontinued operations net of tax effect of $0 and $659, respectively	—	1,112

Net loss	$(44,671)	$(39,911)

Net income (loss) per common share:
Basic and diluted:
Continuing operations	$(0.23)	$(0.22)
Discontinued operations	$—	$0.01

Net loss per common share
Basic and diluted	$(0.23)	$(0.22)

Weighted average number of common shares:
Basic and diluted	192,282	192,248

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements

ACTERNA CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2003	As of March 31, 2003

	(unaudited)
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,971	$57,552
Accounts receivable, net of allowance of $5,208 and $5,356,respectively	77,148	87,114
Inventories, net:
Raw materials	25,109	32,106
Work in process	15,597	14,719
Finished goods	19,864	20,225

Total inventories	60,570	67,050
Deferred income taxes	1,253	1,253
Income tax receivable	13,459	16,103
Prepaid expenses	17,691	16,527
Other current assets	7,361	8,114

Total current assets	230,453	253,713
Property, plant and equipment, net	86,631	89,652
Goodwill, net	32,893	33,384
Intangible assets, net	645	952
Deferred debt issuance costs, net	16,431	16,322
Other non-current assets	13,320	12,133

Total assets	$380,373	$406,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Notes payable	$693	$1,225
Notes payable-related party	—	83,249
Current portion of long-term debt	3,415	849,190
Accounts payable	28,183	51,742
Accrued expenses	104,253	132,322
Accrued income taxes	2,311	30,519

Total current liabilities not subject to compromise	138,855	1,148,247
Long-term debt	16,711	24,556
Deferred income taxes	4,296	4,456
Other long-term liabilities	74,150	71,396

Total liabilities not subject to compromise	234,012	1,248,655
Liabilities subject to compromise	1,035,838	—
Commitments and contingencies
Total Stockholders’ deficit:
Common stock	1,923	1,923
Additional paid-in capital	767,483	768,467
Accumulated deficit	(1,623,470)	(1,578,799)
Unearned compensation	(16,724)	(20,345)
Accumulated other comprehensive loss	(18,689)	(13,745)

Total stockholders’ deficit	(889,477)	(842,499)

Total liabilities and stockholders’ deficit	$380,373	$406,156

The accompanying notes are an integral part of the Consolidated Financial Statements.

Acterna Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended June 30

	2003	2002

Operating Activities:
Net Loss	$(44,671)	$(39,911)
Adjustment for non-cash items included in net loss:
Depreciation	5,458	7,633
Bad debt	(44)	—
Amortization of intangibles and goodwill	283	326
Amortization of unearned compensation	2,636	4,859
Amortization of deferred debt issuance costs	1,090	1,289
Loss on sale of fixed assets	722	—
Change in deferred income taxes	(200)	(34)
Changes in operating assets and liabilities, net of effects of purchase acquisition and divestiture	27,673	39,047

Net cash flows provided by (used in) operating activities before reorganization items	(7,053)	13,209
Reorganization items paid	(871)	—

Net cash flows provided by (used in) operating activities	(7,924)	13,209
Investing Activities:
Purchases of property and equipment	(1,071)	(10,090)

Net cash flows provided by (used in) investing activities	(1,071)	(10,090)

Financing Activities:
Borrowings under revolving credit facility	4,786	2,967
Net change in bank overdrafts	608	—
Repayment of term loan debt	(2,037)	(1,790)
Borrowings of notes payable	39	—

Net cash flows provided by financing activities	3,396	1,177

Effect of exchange rate change on cash and cash equivalents	1,018	2,673

Increase (decrease) in cash and cash equivalents	(4,581)	6,969
Cash and cash equivalents of discontinued operations	—	(618)

Cash and cash equivalents at beginning of period	57,552	42,739

Cash and cash equivalents at end of period	$52,971	$49,090

Change in operating asset and liability components:
Decrease in trade accounts receivable	$12,011	$6,986
Decrease in inventories	8,457	(1,018)
Decrease (increase) in other assets	2,794	54,558
Decrease in accounts payable	(1,787)	(15,580)
Increase (decrease) accrued expenses, deferred revenue and other	6,198	(5,899)

Change in operating assets and liabilities	$27,673	$39,047

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements

ACTERNA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.      FORMATION, BACKGROUND

          Acterna Corporation (the “Company”), was formed in 1959 and is a global communications equipment company focused on network technology solutions.  The Company’s operations are conducted by wholly owned subsidiaries located principally in the United States of America and Europe with other operations, primarily sales offices, located in Asia and Latin America.  The Company is managed in three business segments:  communications test, industrial computing and communications (“Itronix”) and digital color enhancement systems (“da Vinci”).

          The communications test business develops, manufactures and markets instruments, systems, software and services used to test, deploy, manage and optimize communications networks, equipment and services.  Itronix sells ruggedized portable communications and computing devices used by field services workers.  da Vinci provides digital color enhancement systems to post-production and video production professionals and producers of content for standard and high-definition television markets.

          As of June 30, 2003, Clayton, Dubilier & Rice Fund V Limited Partnership (“CDR Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership (“CDR Fund VI”) held approximately 80.1% of the Common Stock outstanding.

          The Company operates on a fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2004 are references to the Company’s fiscal year which began April 1, 2003 and ends March 31, 2004).

B.      VOLUNTARY BANKRUPTCY FILING

          On May 6, 2003, (the “Filing Date”) Acterna Corporation and its seven United States subsidiaries and affiliates (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the
“Bankruptcy Court”) (the “Filing”).  The Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12836 (BRL) through 03-12843 (BRL) (the “Chapter 11 Cases”).  The Company’s non-U.S. subsidiaries were not included in the filing.

          The Filing was made in response to an ongoing decline in the communications test marketplace, which has resulted in significant operating losses and the inability of the Company to perform in accordance with its financial covenants under the Senior Secured Credit Facility, its Senior Subordinates Notes, the Convertible Notes and the Company’s other debt obligations.

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

          The Company concluded, after evaluating all of its alternatives, that a federal court-supervised Chapter 11 filing provided the best forum available to restructure its debt obligations.

          As a consequence of the Filing, pending litigation against the Debtors for pre-petition matters is generally stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court, including all attempts to collect claims or enforce liens that arose prior to the commencement of the Company’s Filing.  Also, the debtor may assume or reject pre-petition executory contacts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

          The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

          On May 20, 2003, the office of the United States Trustee appointed a creditors’ committee to represent the interests of unsecured creditors.

          On June 24, 2003, the Bankruptcy Court entered an order establishing a bar date of July 31, 2003 for all pre-petition claims.  Bankruptcy Services, LLC., the court-approved claims agent is maintaining a register of all claims filed.  As of August 8, 2003, there were approximately 820 claims submitted for $943.4 million net of duplicate and amended claims.  At this time, it is not possible to estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of the Company’s investigation of submitted claims, and the lack of full documentation submitted in support of any claims.

          On August 1, 2003, the Debtors filed their disclosure statement and plan of reorganization with the Bankruptcy Court.  Prior to the Filing Date, the Company negotiated the salient terms of the plan (the “Plan”) with certain key lenders under the Senior Secured Credit Facility.  The Company’s Plan reflects:

•

the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and approximately EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•

holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes will receive three year warrants to purchase stock of reorganized Acterna having de minimus value in exchange for the cancellation of these Notes;

•	general unsecured creditors will receive a cash distribution of approximately 10 percent of their claims, subject to certain conditions; and
•

the cancellation of the Company’s existing class of common stock and extinguishment of all rights there under, with no distribution to the holders of the common stock and no recovery for these holders in respect of their shares.

          Substantially all of the Debtors’ pre-petition debt is in default due to the Filing, the failure to meet debt covenants and failure to pay interest on the Senior Secured Credit Facility on March 31, 2003.  The Company has certain debt that is owed by foreign subsidiaries of the Company who are not part of the Chapter 11 filing and to the extent that this debt has a long-term portion, it is shown as such.

          The Debtors have entered into a debtor-in-possession credit facility (the “DIP” facility) with certain members of its pre-petition bank group, for loans of up to $30 million, which has been approved by the Bankruptcy Court.  The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors.  Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well.  The DIP facility also provides a sub-facility for letters of credit.  As of June 30, 2003, the Debtors have $0 borrowings and $0 letters of credit outstanding under the DIP facility.

          The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”,  (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants.  SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to uncertainty.   The Debtors have reclassified substantially all pre-Filing liabilities to liabilities subject to compromise.  While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial

Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

          Pursuant to SOP 90-7, the Debtor’s pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.  As of June 30, 2003, such pre-petition liabilities included fixed obligations (such as debt and contractual commitments) as well as estimates of costs related to other claims.  The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under the Chapter 11 proceedings subsequent to the Filing.  (See Note C. Chapter 11 Related Financial Information).  Obligations of Acterna’s subsidiaries not covered by the Filing continue to be classified on the Consolidated Balance Sheet based upon maturity dates or the expected dates of payment.  SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

          It is difficult to measure precisely how Chapter 11 will impact the Company’s overall financial performance.  There are certain added costs that will be directly attributable to operating under the Bankruptcy Code, including, but not limited to, the following: reorganization expenses, legal, financial, and consulting fees incurred by the Company and the creditors’ committee.  There are numerous other indirect costs to manage the Company’s Chapter 11 proceedings such as: management time devoted to Chapter 11 matters, added cost of debt capital, added costs of general business insurance, including directors and officers liability insurance, cost of restructuring professionals, and lost business and acquisition opportunities due to complexities of operating under Chapter 11.  The bank steering committee and the creditor’s committee have indicated their support for the Company’s plan of reorganization.  The Company cannot provide any assurance, however, as to the likelihood of its Plan being approved by the Bankruptcy Court, nor can the Company provide any assurance that the Plan will be successful, if approved.  All of these factors raise substantial doubt as to whether the Company can continue as a going-concern.

C.      CHAPTER 11 RELATED FINANCIAL INFORMATION

          As a result of the Filing, Acterna’s Consolidated Balance Sheet separately identifies the liabilities that are “subject to compromise” as a result of the Chapter 11 proceedings.  In the Company’s case, “liabilities subject to compromise” represent pre-petition liabilities as determined under U.S. generally accepted accounting principles. Changes to the recorded amount of such liabilities will be based on developments in the Chapter 11 Cases and management’s assessment of the claim amounts that will ultimately be allowed by the Bankruptcy Court.  Changes to pre-petition liabilities subsequent to the Filing Date reflect:  1) cash payments under approved court orders and 2) changes in estimates related to pre-petition liabilities.

          Components of liabilities subject to compromise are as follows:

June 30, 2003

(amounts in thousands)
Debt, pre-Filing, including $19.3 million accrued interest	$966,674
Income Taxes	28,447
Accounts Payable	22,771
Other Accrued Liabilities	17,946

Total	$1,035,838

Set forth below is a reconciliation of the changes in pre-filing date liability balances for the period from the Filing Date through June 30, 2003.

Cumulative Since Filing

(amounts in thousands)
Balance, Filing Date	$1,027,539
Cash disbursements and/or reclassifications under Bankruptcy Court orders:
Trade accounts payable order	(1,882)
Other court orders including employee wages and benefits, sales and use tax and customer programs	(699)
Expense/(income) items:
Interest on Pre-filing Debt	797
Balance sheet reclassifications	(284)
Drawings on pre-filing letters of credit under Senior Secured Credit Facility	954
Impact of foreign currency translation adjustments adjustments	2,663
Liabilities subject to compromise received post-Filing	1,000
Allowed claims for real property lease rejections	5,750

Balance as of June 30, 2003	$1,035,838

          Additional liabilities subject to compromise may arise due to the rejection of executory contracts or additional unexpired leases, or as a result of the allowances of contingent or disputed claims.

          The Debtors’ Chapter 11 reorganization items for the period May 6, 2003 to June 30, 2003 consists of:

For the period May 6, 2003 to June 30, 2003

(amounts in thousands)
Restructuring expenses	$12,645
Allowed claims for real property lease rejections	5,750
Legal and financial advisory fees	2,545
Employee retention	848
Interest income	(34)

Reorganization items	$21,754

Condensed financial statements including only the Debtors as follows:

ACTERNA CORPORATION AND U.S. SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
Condensed Combined Statement of Operations
For the period May 6, 2003 through June 30, 2003
(unaudited - amounts in thousands)

Revenue	$53,971
Cost of goods sold	28,916

Gross margin	25,055

Total Operating expense	27,677

Operating loss	(2,622)
Interest and other income and expense, net	92

Loss before Chapter 11 reorganization items, income taxes and equity in net loss of non-debtor subsidiaries	(2,530)
Reorganization items	(10,592)
Equity in net loss of non-debtor subsidiaries	(16,046)

Net loss	$(29,168)

ACTERNA CORPORATION AND U.S. SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
Condensed Combined Balance Sheet
(Unaudited)

As of June 30, 2003

(amounts in thousands)
Assets
Current Assets:
Cash and cash equivalents	$30,751
Accounts and other receivables, net	32,388
Receivables from non-debtor entities	38,823
Inventories	31,212
Other current assets	21,209

Total current assets	154,383
Property, plant and equipment, net	29,955
Goodwill and Intangible assets, net	25,338
Receivables from and investments in non-debtor entities	80,945
Other non-current assets	20,166

Total assets	$310,787

Liabilities and Stockholder’s Deficit
Liabilities not subject to compromise
Current liabilities	$76,309
Other liabilities	62

Total liabilities not subject to compromise	76,371
Liabilities subject to compromise	1,035,838

Total liabilities	1,112,209
Stockholders’ deficit	(801,422)

Total liabilities and stockholders’ deficit	$310,787

Acterna Corporation & U.S. Subsidiaries
Debtors-in-Possession
Condensed Combined Statement of Cash Flows
For the Period May 6, 2003 to June 30, 2003
(Unaudited)

(amounts in thousands)

Operating Activities:
Net loss before Chapter 11 expenses, income taxes and equity in net loss of non-debtor subsidiaries	$(2,622)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	2,391
Loss on disposal of fixed assets	(505)
Changes in operating assets and liabilities	4,230

Net cash provided by operating activities before income taxes and
Chapter 11 reorganization items	3,494
Reorganization items paid	(871)

Net cash provided by operating activities	2,623

Net cash used in investing activities	(254)

Net cash provided by financing activities	4,783

Increase in cash and cash equivalents	7,152
Cash and cash equivalents, beginning of period	23,599

Cash and cash equivalents, end of period	$30,751

           In addition to the Debtor’s  reporting obligations as prescribed by the U.S. Securities and Exchange Commission (“SEC”), the Debtors are also required, under the rules and regulations of the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court.  This information is available to the public through the Bankruptcy Court.  This information is prepared in a format that may not be comparable to information in the Company’s quarterly and annual financial statements as filed with the SEC and are not audited.  The Debtors have not filed their initial monthly operating report.  Once the initial monthly operating report is filed with the Bankruptcy Court, the report will be filed with the SEC as a Current Report on Form 8-K.

D.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the SEC.  These statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and 10-K/A.  The balance sheet amounts at March 31, 2003, in this report were extracted from the Company’s audited 2003 consolidated financial statements included in the 2003 Form 10-K.  Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.  The information contained in the unaudited Consolidated Financial Statements reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated.  All such adjustments are of a normal recurring nature with the exception of those entries resulting from the implementation of SOP 90-7.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements.  Such estimates in these financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, warranty accruals, pension obligations, impairment charges, tax valuation allowances and the estimates of liabilities expected to be allowed in a plan of reorganization in accordance with SOP 90-7.  The accuracy of these and other estimates may also be materially affected by the uncertainties arising under the Chapter 11 Cases.  Actual results could differ from those estimates.  The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the results of the entire fiscal year.

E.       RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 is an interpretation of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” (“ARB 51”).  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities.  The Company does not have any variable interest entities and therefore does not expect the application of FIN 46 to have an impact on its financial position and results of operations.

          In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of SFAS No. 149.

          In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”(“SFAS No. 150”).  This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003.  The Company does not expect its adoption of SFAS No. 150 in fiscal 2004 to have a material impact on its financial position or results of operations.

F.       STOCK COMPENSATION PLANS

          Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Such amount is amortized over the related vesting period of the grant.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”).  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The alternative methods of transition and additional disclosure requirements of SFAS 148 are effective January 1, 2003.

          The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,

	2003	2002

	(Amounts in Thousands)
Net loss, as reported	$(44,671)	$(39,911)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,636	4,859
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax related effects	(5,601)	(8,086)

Pro forma net loss	$(47,636)	$(43,138)
Loss per share, basic and diluted:
As reported	$(0.23)	$(0.21)
Pro forma	$(0.25)	$(0.22)

G.      ACQUIRED INTANGIBLE ASSETS AND GOODWILL

          Core technology is amortized over a weighted average life of 8 years and all other intangible assets are amortized over a weighted average life of 5 years.  Other changes in the carrying amount of intangible assets result from foreign currency rate changes.

The changes in the carrying amount of goodwill during the three months ended June 30, 2003 are as follows:

Amortized Intangible assets:

	Reporting Units June 30, 2003

	Communications Test	Itronix	da Vinci	Total Company

	(amounts in thousands)
Gross carrying amount
Core technology	$—	$8,338	$350	$8,688
Other intangible assets	1,576	34	1,050	2,660

Total	$1,576	$8,372	$1,400	$11,348

Accumulated Amortization
Core technology	$—	$7,816	$350	$8,166
Other intangible assets	1,453	34	1,050	2,537

Total	$1,453	$7,850	$1,400	$10,703

	Reporting Units March 31, 2003

	Communications Test	Itronix	da Vinci	Total Company

	(amounts in thousands)
Gross carrying amount
Core technology	$—	$8,338	$350	$8,688
Other intangible assets	1,496	34	1,050	2,580

Total	$1,496	$8,372	$1,400	$11,268

Accumulated Amortization
Core technology	$—	$7,555	$350	$7,905
Other intangible assets	1,327	34	1,050	2,411

Total	$1,327	$7,589	$1,400	$10,316

Aggregate amortization expense:
For the quarter ended June 30, 2003	$22	$261	$—	$283
Estimated amortization expense:
For the year ended March 31, 2004	$88	$522	$—	$610
For the year ended March 31, 2005	35	—	—	35

	Reporting Units June 30, 2003

	Communications Test	Itronix	da Vinci	Total Company

	(amounts in thousands)
Goodwill:
Balance as of March 31, 2003	$—	$32,245	$1,139	$33,384

Goodwill adjustments	—	305	(796)	(491)
Balance as of June 30, 2003	$—	$32,550	$343	$32,893

          The goodwill adjustments in Itronix resulted from currency translation adjustments.  The goodwill adjustments in da Vinci resulted from a reclassification of software licenses from goodwill to property, plant and equipment.

H.      DISCONTINUED OPERATIONS

          On June 13, 2002, the Company signed a definitive agreement to sell its Airshow business to Rockwell Collins, Inc., for $157.4 million in cash, net of fees and expenses of $2.6 million (the transaction was consummated on August 9, 2002).  The Company recorded a pre-tax gain on this transaction in the second quarter of fiscal 2003.  The Company accounted for this business as a discontinued operation in accordance with SFAS No. 144, and accordingly, the results of operations of this business have been segregated from continuing operations and reported within income from discontinued operations, net of tax in the Company’s Consolidated Statements of Operations through August 9, 2002.  The Consolidated Statement of Cash Flows has not been restated for discontinued operations.  Airshow revenue for the three months ended June 30, 2002 was $15.4 million and pre-tax income for the same period was $0.8 million.  The Company excluded interest and other intercompany fees and charges from discontinued operations.

I.        RELATED PARTY TRANSACTION

          On June 24, 2002, Acterna LLC, along with CD&R VI (Barbados), Ltd., (“CD&R Barbados”) commenced cash tender offers, as amended, for up to $155 million, on a combined basis, in principal amount of its outstanding 9.75% Senior Subordinated Notes due 2008.  The tender offers provided for cash consideration of $220 in exchange for each $1000 principal amount of notes tendered, and all accrued interest due thereon.  These combined tender offers expired on August 12, 2002, and resulted in the purchase and retirement of notes having an aggregate principal value of $106.3 million by Acterna LLC and the purchase of notes having an aggregate principal value of $43 million by CD&R Barbados.  In connection with these combined tender offers, Acterna LLC granted CD&R Barbados the right (which CD&R Barbados agreed to exercise only at the request of the administration agent under the Senior Secured Credit Facility) to invest all future cash interest received, on an after tax basis, on all the Senior Subordinated Notes held by CD&R Barbados in new senior secured convertible notes of Acterna LLC.  During December 2002, in connection with an interest payment on the senior subordinated notes by Acterna, LLC, CD&R Barbados exercised this right to invest $2.8 million of its proceeds into newly issued senior secured convertible notes of Acterna LLC due 2007.  Interest on these notes are payable semi-annually, in arrears, at a rate of 12% per annum.  These notes have a conversion rate of 2,273 shares of common stock per $1,000 of principal.  The Company is in default on those Senior Subordinated Notes as a result of the Filing.  CD&R Barbados is a Barbados company, all of the capital stock of which is owned by CD&R Fund VI.

J.       DEBT

          At June 30, 2003 and March 31, 2003, the Company’s outstanding notes payable and debt is as follows:

	June 30, 2003	March 31, 2003

	(amounts in thousands)
Amounts Not Subject to Compromise:
Senior secured credit facility	$—	$672,843
Senior subordinated notes	—	168,715
Senior secured convertible note	—	83,249
Capitalized leases and other debt	20,126	31,397
Other notes payable	782	2,016

Debt not subject to compromise	20,908	958,220
Amounts Subject to Compromise:
Senior secured credit facility	689,635	—
Senior subordinated notes	168,715	—
Senior secured convertible note	83,249	—
Capitalized leases and other debt	4,935	—
Other notes payable	876	—

Debt subject to compromise	947,410	—

Total debt	$968,318	$958,220

          In May 2003, the Debtors entered into a debtor-in-possession credit facility (the “DIP” facility) with certain members of its pre-petition bank group, for loans of up to $30 million, which has been approved by the Bankruptcy Court.  The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors.  Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well.  The DIP facility also provides a sub-facility of letters of credit.  As of June 30, 2003, the Debtors had $0 outstanding and $0 million in letter of credit issued under the DIP facility.

          As a result of the Filing, substantially all of the Company’s debt has been reflected as a component of liabilities subject to compromise.

K.      WARRANTY

          The Company accrues warranty costs at the time of shipment, based upon estimates of expected rework rates and warranty costs to be incurred.  While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs.  Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the amount of actual warranty costs could differ from the Company’s estimates.  The Company’s customary warranty period ranges from 90 days to three years.

          The following table summarizes the warranty expenses and settlements incurred during the first quarter of fiscal 2004:

	Balance March 31, 2003	Additional Accruals to Cover Future Warranty Obligations	Settlements Made to Warranty Obligations	Balance June 30, 2003

	(amounts in thousands)
Warranty Liability	$18,968	157	(646)	$18,479

L.      RESTRUCTURING OF OPERATIONS

          The Company continues to implement cost reduction programs aimed at aligning its ongoing operating costs with its expected revenue.  During the first quarter of fiscal 2004, the Company announced restructuring actions primarily related to the reduction of workforce and facility closure costs and recorded restructuring charges of $0.6 million until the date of the Filing. After the Filing, the Company recorded additional restructuring charges of $12.6 million, and classified those expenses as reorganization items in accordance with SOP 90-7. (See Note C Chapter 11 Related Financial Information).  At the end of June 2003, the Company’s headcount was approximately 2,330 (down from approximately 2,840 at the end of fiscal 2003).  Based on current estimates of its revenue and operating profitability and losses, the Company plans to take additional and significant cost reduction actions that include the elimination of approximately 260 positions across the Company.  These reductions include: the restructuring of the Company’s Eningen operations, resulting in the elimination of 150 positions, consolidation of the Cable Networks Division in Indianapolis, Indiana, and further facility consolidation of Acterna’s Germantown headquarters.  As a result of the Filing, certain liabilities which were previously included in restructuring, have been reclassified to liabilities subject to compromise. (See Note C. Chapter 11 Related Financial Information).

          The following table summarizes the restructuring activities during the first quarter of fiscal 2004 (amounts in thousands):

	Balance March 31, 2003	Expense	Paid	Transferred to Liabilities Subject to Compromise	Balance June 30, 2003

Workforce-related	$6,974	$503	$(5,494)	$(808)	$1,175
Facilities	3,908	24	(1,214)	(1,879)	839
Other	564	32	(238)	—	358

Total	$11,446	$559	$(6,946)	$(2,687)	$2,372

M.     INCOME TAXES

          A tax provision of $0.4 million was recorded during the three months ended June 30, 2003.  The tax expense relates to taxable earnings in certain foreign jurisdictions.  A valuation allowance remains in effect on US and other foreign deferred tax assets.

N.      COMPREHENSIVE LOSS

          Comprehensive loss consists of the following:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

	(amounts in thousands)
Net loss	$(44,671)	$(39,911)
Foreign currency translation adjustments	(4,721)	4,333
Equity adjustments for minimum pension liability	(223)	144

Comprehensive loss	$(49,615)	$(35,434)

O.      ACCRUED EXPENSES:

          Components of accrued expenses are as follows:

	As of June 30, 2003	As of March 31, 2003

	(amounts in thousands)
Accrued expenses:
Compensation and benefits	$21,208	$25,197
Deferred revenue	26,956	33,585
Warranty	18,479	18,968
Interest	2,600	14,449
Restructuring	2,372	11,446
Reorganization items	12,645	—
Other	15,779	23,673
Taxes other than income taxes	4,214	5,004

Total accrued expenses	$104,253	$132,322

P.      SEGMENT INFORMATION

          As of June 30, 2003, the Company had three reportable segments:  communications test, industrial computing and communications, and digital color enhancement systems.  Net sales, earnings before interest, taxes and amortization (“EBITA”) and total assets for the three months ended June 30, 2003 and 2002 for each of the three segments are shown below:

Selected Segment Information

	Three Months Ended June 30,

	2003	2002

	(Amounts in thousands)
Communications test segment:
Net Sales	$93,806	$136,212
EBITA	(8,846)	(24,874)
Total assets	293,907	854,329
Industrial computing and communications segment:
Net sales	$27,938	$28,156
EBITA	1,204	70
Total assets	81,307	78,584
Digital color enhancement systems:
Net sales	$5,038	$5,977
EBITA	1,315	1,998
Total assets	4,426	4,712
Discontinued Operations:
Total assets	$—	$39,732
Corporate and other:
Net sales	$—	$—
EBITA	(3,721)	(1,388)
Total assets	733	1,227
Total Company:
Net Sales	$126,782	$170,345
EBITA	(10,048)	(24,194)
Total assets	380,373	978,584
The following is a reconciliation of EBITA to Operating Loss:
Amortization of unearned compensation	$(2,636)	$(4,723)
Amortization of intangibles	(283)	(263)
Restructuring charges	(559)	(6,156)
Bank Fees	—	(380)

Total items excluded from EBITA included in operating loss	(3,478)	(11,522)
Other (income) expense, net	(2,684)	1,475

Total items included in EBITA excluded from operating loss	(2,684)	1,475

Operating loss	$(16,210)	$(34,241)

Q.      CONTINGENCIES

          On April 16, 2003, Sik-Lin Huang commenced class action litigation, in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors alleging that the Company and certain of its officers and directors committed certain securities law violations.  The plaintiff seeks compensatory damages and payment of legal and expert fees incurred.  The Company is a party to several other pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company’s operations or financial position.

R.      SUBSEQUENT EVENTS

          On August 4, 2003, the Company announced the departure of Mr. John Ratliff and the appointment of Mr. Grant Barber as Chief Financial Officer.  Mr. Barber joined the Company in January 2003 as corporate vice president and controller.

S.          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF ACTERNA CORPORATION AND ACTERNA LLC

          In connection with the Recapitalization and related transactions, Acterna LLC (formerly known as Telecommunications Techniques Co., LLC), Acterna Corporation’s wholly owned subsidiary (“Acterna LLC”), became the primary obligor (and Acterna Corporation, a guarantor) with respect to indebtedness that had been the primary obligation of Acterna Corporation, including the 9.75% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”).  Acterna Corporation has fully and unconditionally guaranteed the Senior Subordinated Notes. Acterna Corporation, however, is a holding company with no independent operations and no significant assets other than its membership interest in Acterna LLC. Certain other subsidiaries of the Company are not guarantors of the Senior Subordinated Notes. The Non-Guarantor Subsidiaries primarily consist of the Company’s foreign subsidiaries, Itronix and da Vinci. The Condensed Consolidating Financial Statements presented herein include the statement of operations, balance sheets, and statements of cash flows without additional disclosure as the Company has determined that the additional disclosure is not material to investors.

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended June 30, 2003
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

		(in thousands)
Net sales	$—	$54,097	$72,685	—	$126,782
Cost of sales	—	27,435	42,703	—	70,138

Gross profit	—	26,662	29,982	—	56,644
Selling, general and administrative expense	—	28,445	26,954	—	55,399
Product development expense	—	8,939	7,674	—	16,613
Amortization of intangibles	—	—	283	—	283
Restructuring expense	—	—	559	—	559

Total operating expenses	—	37,384	35,470	—	72,854

Operating loss	—	(10,722)	(5,488)	—	(16,210)
Interest expense	—	(7,197)	(1,992)	—	(9,189)
Interest income	—	—	235	—	235
Intercompany interest income (expense)	—	(2,405)	2,405	—	—
Intercompany royalty income (expense)	—	1,088	(1,088)	—	—
Other income (expense), net	—	2,456	228	—	2,684

Loss from continuing operations before reorganization items and income taxes	—	(16,780)	(5,700)	—	(22,480)
Reorganization items	—	10,626	11,128	—	21,754

Loss from continuing operations before income taxes	—	(27,406)	(16,828)	—	(44,234)
Provision for income taxes	—	8	429	—	437

Loss from continuing operations	—	(27,414)	(17,257)	—	(44,671)
Equity Loss	(44,671)	(17,257)	—	61,928	—

Net loss	$(44,671)	$(44,671)	$(17,257)	$61,928	$(44,671)

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended June 30, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

		(amounts in thousands)
Net sales	$—	$56,799	$113,546	$—	$170,345
Cost of sales	—	29,722	56,714	—	86,436

Gross profit	—	27,077	56,832	—	83,909
Selling, general and administrative expense	—	39,301	41,816	—	81,117
Product development expense	—	14,186	16,428	—	30,614
Amortization of intangibles	—	—	263	—	263
Restructuring expense	—	2,675	3,481	—	6,156

Total operating expenses	—	56,162	61,988	—	118,150

Operating loss	—	(29,085)	(5,156)	—	(34,241)
Interest expense	—	(19,436)	(2,860)	—	(22,296)
Interest income	—	—	72	—	72
Intercompany interest income (expense)	—	5,219	(5,219)	—	—
Intercompany royalty income (expense)	—	(717)	717	—	—
Other income (expense), net	—	(5,332)	3,857	—	(1,475)

Loss from continuing operations before income taxes and discontinued operations	—	(49,351)	(8,589)	—	(57,940)
(Benefit) provision from income taxes	—	(17,650)	733	—	(16,917)

Loss from continuing operations before discontinued operations	—	(31,701)	(9,322)	—	(41,023)
Equity loss	(39,911)	(8,210)	—	48,121	—
Discontinued Operations:
Income from discontinued operations, net	—	—	1,112	—	1,112

Net loss	$(39,911)	$(39,911)	$(8,210)	$48,121	$(39,911)

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

		(amounts in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$29,888	$23,083	$—	52,971
Accounts receivable, net	—	19,563	57,585	—	77,148
Inventory, net	—	17,489	43,081	—	60,570
Deferred income taxes	—	—	1,253	—	1,253
Other current assets	—	11,957	26,554	—	38,511

Total current assets	—	78,897	151,556	—	230,453
Property, plant, and equipment, net	—	23,488	63,143	—	86,631
Investments in and advances to (from) consolidated subsidiaries	(889,477)	(45,820)	199,792	735,505	—
Goodwill and intangible assets, net	—	—	33,538	—	33,538
Deferred debt issuance costs, net	—	16,431	—	—	16,431
Other assets, net	—	3,473	9,847	—	13,320

Total Assets	$(889,477)	$76,469	$457,876	$735,505	$380,373

Liabilities and Stockholders’ Deficit
Current Liabilities
Notes payable and current portion of long-term debt	$—	$—	$4,108	$—	4,108
Accounts payable	—	6,544	21,639	—	28,183
Accrued expenses	—	22,208	82,045	—	104,253
Accrued income taxes	—	—	2,311	—	2,311

Total current liabilities	—	28,752	110,103	—	138,855
Long-term debt	—	—	16,711	—	16,711
Deferred income taxes	—	—	4,296	—	4,296
Other long-term liabilities	—	—	74,150	—	74,150
Liabilities subject to compromise	—	937,194	98,644	—	1,035,838
Stockholders’ deficit
Common stock	1,923	—	—	—	1,923
Additional paid-in-capital	767,483	—	—	—	767,483
Accumulated deficit	(1,623,470)	—	—	—	(1,623,470)
Unearned compensation	(16,724)	—	—	—	(16,724)
Other comprehensive income (loss)	(18,689)	—	—	—	(18,689)
Parent’s stockholder deficit		(889,477)	153,972	735,505	—

Total stockholder deficit	(889,477)	(889,477)	153,972	735,505	(889,477)

Total Liabilities and Stockholders’ Deficit	$(889,477)	$76,469	$457,876	$735,505	$380,373

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2003
(Unaudited)

	Acterna Corp	Acterna LLC	Non- Guarantor Subsidiaries	Elimination	Total Consolidated

		(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$32,695	$24,857	$—	$57,552
Accounts receivable, net	—	22,416	64,698	—	87,114
Inventory, net	—	18,297	48,753	—	67,050
Deferred income taxes	—	—	1,253	—	1,253
Other current assets	—	13,531	27,213	—	40,744

Total current assets	—	86,939	166,774	—	253,713
Property, plant, and equipment, net	—	26,585	63,067	—	89,652
Investments in and advances to (from) consolidated subsidiaries	(842,499)	(29,353)	14,476	857,376	—
Goodwill and intangible assets, net	—	—	34,336	—	34,336
Deferred debt issuance costs, net	—	16,322	—	—	16,322
Other assets, net	—	3,050	9,083	—	12,133

Total Assets	$(842,499)	$103,543	$287,736	$857,376	406,156

Liabilities and Stockholders’ Deficit
Current Liabilities:
Notes payable and current portion of long-term debt	$—	$842,114	$91,550	$—	$933,664
Accounts payable	—	19,189	32,553	—	51,742
Accrued expenses	—	48,122	84,200	—	132,322
Accrued income taxes	—	28,434	2,085	—	30,519

Total current liabilities	—	937,859	210,388	—	1,148,247
Long-term debt	—	6,638	17,918	—	24,556
Deferred income taxes	—	—	4,456	—	4,456
Other long-term liabilities	—	1,545	69,851	—	71,396
Stockholders’ deficit:
Common stock	1,923	—	—	—	1,923
Additional paid-in-capital	768,467	—	—	—	768,467
Accumulated deficit	(1,578,799)	—	—	—	(1,578,799)
Unearned compensation	(20,345)	—	—	—	(20,345)
Accumulated comprehensive loss	(13,745)	—	—	—	(13,745)
Parent’s stockholder deficit	—	(842,499)	(14,877)	857,376	—

Total stockholder deficit	(842,499)	(842,499)	(14,877)	857,376	(842,499)

Total Liabilities and Stockholders’ Deficit	$(842,499)	$103,543	$287,736	$857,376	$406,156

ACTERNA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended June 30, 2003

	Acterna Corp	Acterna LLC	Non-Guarantor Subs	Elims	Consolidated

Operating activities:
Net loss from continuing operations	$(44,671)	$(44,671)	$(17,257)	$61,928	$(44,671)
Adjustment for non-cash items included in net loss:
Depreciation	—	2,903	2,555	—	5,458
Bad debt expense	—	—	(44)	—	(44)
Amortization of intangibles	—	—	283	—	283
Amortization of unearned compensation	—	2,414	222	—	2,636
Amortization of deferred debt issuance costs	—	1,090	—	—	1,090
Loss on disposal of fixed assets	—	542	180	—	722
Change in deferred income taxes	—	—	(200)	—	(200)
Effect of change in intercompany	44,671	7,216	10,041	(61,928)	—
Change in operating assets and liabilities	—	24,291	3,382	—	27,673

Net cash flows used in operating activities before reorganization items	—	(6,215)	(838)	—	(7,053)
Payment of reorganization items	—	(871)	—	—	(871)

Net cash flows used in operating activities	—	(7,086)	(838)	—	(7,924)

Investing Activities:
Purchase of property and equipment	—	(347)	(724)	—	(1,071)

Net cash flows provided by (used in) investing activities	—	(347)	(724)	—	(1,071)

Financing Activities:
Borrowings under revolving facility	—	4,786	—	—	4,786
Net change in bank overdrafts	—	—	608	—	608
Repayment of term loan and mortgages	—	(160)	(1,877)	—	(2,037)
Net borrowings under notes payable and other debt	—	—	39	—	39

Net cash flows used in financing activities	—	4,626	(1,230)	—	3,396

Effect of exchange rate change on cash and cash equivalents	—	—	1,018	—	1,018

Increase (decrease) in cash and cash equivalents	—	(2,807)	(1,774)	—	(4,581)

Cash and cash equivalents at beginning of period	—	32,695	24,857	—	57,552

Cash and cash equivalents at end of period	$—	$29,888	$23,083	$—	$52,971

Change in operating asset and liability components:
Decrease in trade accounts receivable	$—	$5,558	$6,453	$—	$12,011
Decrease in inventories	—	1,029	7,428	—	8,457
Decrease (Increase) in other assets	—	1,264	1,530	—	2,794
Increase (Decrease) in accounts payable	—	6,109	(7,896)	—	(1,787)
Increase (Decrease) in accrued expenses, deferred revenue and other	—	10,331	(4,133)	—	6,198

Change in operating assets and liabilities	$—	$24,291	$3,382,	$—	$27,673

See notes to unaudited consolidated financial statements.

ACTERNA CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2002
(Unaudited)

	Acterna Corp	Acterna LLC	Non-Guarantor Subsidiaries	Elims	Total Consolidated

			(amounts in thousands)
Operating activities:
Net loss	$(39,911)	$(39,911)	$(8,210)	$48,121	$(39,911)
Adjustments for non-cash items included in net loss:
Depreciation expense	—	3,129	4,504	—	7,633
Amortization of intangibles	—	—	326	—	326
Amortization of unearned compensation	—	3,761	1,098	—	4,859
Amortization of deferred debt issuance costs	—	1,289	—	—	1,289
Change in deferred income taxes	—	(34)	—	—	(34)
Effect of changes in intercompany	39,911	(13,742)	21,952	(48,121)	—
Change in operating assets and liabilities	—	54,935	(15,888)	—	39,047

Net cash flows provided by operating activities	—	9,427	3,782	—	13,209

Investing Activities:
Purchase of property, plant and equipment	—	(8,288)	(1,802)	—	(10,090)

Net cash flows used in investing activities	—	(8,288)	(1,802)	—	(10,090)

Financing Activities:
Net borrowings (repayments) under revolving facility and term loan debt	—	4,250	(1,283)	—	2,967
Repayment of notes payable and other debt	—	—	(1,790)	—	(1,790)

Net cash flows provided by (used in) financing activities	—	4,250	(3,073)	—	1,177

Effect of exchange rate change on cash and cash equivalents	—	(224)	2,897	—	2,673

Increase in cash and cash equivalents	—	5,165	1,804	—	6,969
Cash and cash equivalents of discontinued operations	—	—	(618)	—	(618)

Cash and cash equivalents at beginning of period	—	14,969	27,770	—	42,739

Cash and cash equivalents at end of period	$—	$20,134	$28,956	$—	$49,090

Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations

This form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to the Company’s bankruptcy reorganization, restrictions on the conduct of business due to the Filing, disruption of business due to the Filing, product demand and market acceptance risks, the effect of economic difficulties, capacity and supply constraints or difficulties, availability of capital resources, general business and economic conditions, the effect of headcount reductions and their corresponding impact on the Company’s operations, the effect of the Company’s accounting policies, the success of the Company’s current efforts to restructure its outstanding debt, and other risks detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

CRITICAL ACCOUNTING POLICIES, COMMITMENTS AND CERTAIN OTHER MATTERS

          In the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the Company’s most critical accounting policies and estimates were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, long-lived assets, intangible assets and goodwill, income taxes, pension plans and warranty reserves.  The Company considered the disclosure requirements of Financial Release 60 regarding critical accounting policies and concluded that there were no material changes during the quarter ended June 30, 2003 that would warrant further disclosure.  The Company has also considered the disclosure requirements of Financial Release 61 regarding liquidity and capital resources, certain trading activities and related party and certain other disclosures, and accordingly, has provided the necessary disclosure within this Form 10-Q, including those related to the Company’s Chapter 11 Filing (See Liquidity and Capital Resources).

OVERVIEW

          The Company’s continuing operations are managed in three business segments:  communications test, industrial computing and communications (“Itronix”), and digital color enhancement systems (“da Vinci”).  The Company also had another segment, Airshow, which was sold on August 9, 2002.  Airshow’s results are shown as discontinued operations in the quarter ended June 30, 2002, and are therefore excluded from results of continuing operations for all periods presented through the date of disposition.

VOLUNTARY BANKRUPTCY FILING

          On May 6, 2003 (“the Filing Date”), Acterna Corporation and its seven United States subsidiaries and affiliates (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Filing”). The Debtors’ Chapter 11 cases were consolidated for the administrative purpose of joint administration and were assigned case number 03-12836 (BRL) through 03-12843 (BRL) the (“Chapter 11 Cases”). The Company’s non-U.S. subsidiaries were not included in the Filing.

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

          The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

          On May 20, 2003, the office of the United States Trustee appointed a creditors’ committee to represent the interests of unsecured creditors.

          On June 24, 2003, the Bankruptcy Court entered an order establishing a bar date of July 31, 2003 for all pre-petition claims.  Bankruptcy Services, LLC., the court-approved claims agent is maintaining a register of all claims filed.  As of August 8, 2003, there were approximately 820 claims submitted for $943.4 million net of duplicate and amended claims.  At this time, it is not possible to estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of the Company’s investigation of submitted claims, and the lack of full documentation submitted in support of any claims.

          On August 1, 2003, the Debtors filed their disclosure statement and plan of reorganization with the Bankruptcy Court.  Prior to the Filing Date, the Company negotiated the salient terms of the Plan with certain key lenders under the Senior Secured Credit Facility.  The Company’s proposed Plan reflects:

•

the conversion of the pre-petition debt held by the lenders under the Senior Secured Credit Facility into a (i) secured $75 million note and approximately EUR 83 million term loan and (ii) 100% of the equity of the reorganized Acterna, subject to dilution in connection with the warrants described below and a management incentive plan;

•

holders of the Senior Secured Convertible Notes and the Senior Subordinated Notes will receive three year warrants to purchase stock of reorganized Acterna having de minimis value in exchange for the cancellation of these Notes;

•	general unsecured creditors will receive a cash distribution of approximately 10 percent of their claims, subject to certain conditions; and
•

the cancellation of the Company’s existing class of common stock and extinguishment of all rights there under, with no distribution to the holders of the common stock and no recovery for these holders in respect of their shares.

          While the terms of the Plan have been pre-negotiated with the Company’s senior secured debt holders, there can be no assurance, however, that the Company’s Plan will be implemented, or that the Company’s creditors will not propose substantial changes to the Company’s Plan.

          Substantially all of the Debtors’ pre-petition debt is in default due to the Filing, the failure to meet debt covenants and failure to pay interest on the Senior Secured Credit Facility on March 31, 2003.  The Company has certain debt that is owed by foreign subsidiaries of the Company who are not part of the Chapter 11 filing and to the extent that this debt has a long-term portion, it is shown as such.

          The Debtors have entered into a debtor-in-possession credit facility (the “DIP” facility) with certain members of its pre-petition bank group, for loans of up to $30 million, which has been approved by the Bankruptcy Court.  The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors.  Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well.  The DIP facility also provides a sub-facility for letters of credit.  As of June 30, 2003, the Debtors have $0 borrowings and $0 letters of credit outstanding under the DIP facility.

          The accompanying Consolidated Financial Statements have been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”,  (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants.  SOP 90-7 requires that financial statements of debtors-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company’s Consolidated Financial Statements.  Further, the Plan of reorganization could materially change the amounts and classifications reported in the Company’s Consolidated Financial Statements, which do not currently give effect of any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of the Plan of reorganization.

          As a result of the Filing and in accordance with SOP 90-7, the Debtors’ pre-petition debt is reflected as a component of liabilities subject to compromise in the accompanying Consolidated Balance Sheet as of June 30, 2003.  Substantially all of the Debtors’ pre-petition debt is in default due to the Filing, the failure to meet debt covenants and the failure to pay interest due on March 31, 2003.  The accompanying Consolidated Balance Sheets as of March 31, 2003 reflects the classification of the Debtors’ pre-petition debt as current because of this default.  The Company has certain debt that is owed by foreign subsidiaries of the Company that are not part of the Filing.  To the extent that this debt has a long-term portion, it is shown as such.

          The Debtors have entered into a debtor-in-possession credit facility (“the DIP facility”) with certain members of its pre-petition bank group, for loans of up to $30 million which has been approved by the Bankruptcy Court.    The DIP facility is a borrowing base facility that fluctuates based on the cash on hand, amount of eligible accounts receivable and inventory of the Debtors.  Upon the successful sale of certain non-core assets of the Company, an additional amount under the DIP facility would become available to the Debtors as well.  The DIP facility also provides a sub-facility for letters of credit.  As of June 30, 2003, the Debtors had $0 million outstanding and $0 million in letters of credit issued under the DIP facility.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2003, as compared to the Three Months Ended June 30, 2002 on a Consolidated Basis from Continuing Operations.

          Net Sales.   For the three months ended June 30, 2003, consolidated net sales decreased approximately $43.5 million or 25.6% to $126.8 million as compared to $170.3 million for the three months ended June 30, 2002.  The decrease was primarily attributable to continued overall economic weakness, the impact of the Filing on customer’s decisions to purchase from the Company, and a continued downturn in the telecommunications industry, resulting in a significant decrease in network build-outs and capital spending. As a result, the Company experienced a significant decrease in revenues from its communication test segment during the three months ended June 30, 2003.  The decrease was also attributable to the divestitures of several communication test businesses during fiscal year 2003.

          International net sales (defined as sales originating outside of North America) were $38.2 million or 30.1% of consolidated net sales for the three months ended June 30, 2003, as compared to $51.9 million or 30.5% of consolidated net sales for the three months ended June 30, 2002.

          Gross Profit.   Consolidated gross profit decreased $27.3 million to $56.6 million or 44.7% of consolidated net sales for the three months ended June 30, 2003, as compared to $83.9 million or 49.3% of consolidated net sales for the three months ended June 30, 2002. The reduction in gross profit was primarily due to the reduction of net sales, while the decrease in gross profit as a percentage of net sales is due to pricing pressures and due to the industrial computing and communications products representing a higher percentage of sales.

          Operating Expenses.   Operating expenses consist of selling, general and administrative expense; product development expense; restructuring charges; and amortization of intangibles. Total operating expenses were $72.9 million or 57.5% of consolidated net sales for the three months ended June 30, 2003, as compared to $118.2 million or 69.4% of consolidated net sales for the three months ended June 30, 2002.   Excluding the impact of $0.6 million of restructuring charges, $2.5 million of stock compensation charges and $0.3 million of intangible amortization, adjusted operating expenses were $69.5 million or 54.8% of consolidated net sales for the three months ended June 30, 2003. On a comparable basis, excluding the impact of $6.2 million of restructuring charges, $4.3 million of stock compensation expense and $0.3 million of intangible amortization, adjusted operating expenses for the three months ended June 30, 2002 were $107.4 million or 63.1% of net sales.  On an adjusted basis, operating expenses decreased by 35.3% or $37.9 million for the three months ended June 30, 2003, primarily as a result of efforts to align selling general and administrative and product development costs to the reduced level of revenues.  These cost savings were partially offset by increased corporate administrative costs associated with design and implementation of restructuring actions.

          Amortization of unearned compensation relates to the issuance of non-qualified stock options to employees and non-employee directors at an exercise price lower than the closing price in the public market on the date of issuance. During October 2000, the Company ceased granting options with a strike price less than the fair market value of the underlying stock. The amortization of unearned compensation expense during the three months ended June 30, 2003 was $2.6 million and has been allocated to cost of sales ($0.1 million), product development expense ($0.5 million), and selling, general and administrative expense ($2.0 million).  The $4.7 million amortization expense for the three months ended June 30, 2002 was allocated to cost of sales ($0.4 million), product development expense ($1.0 million) and selling, general and administrative expense ($3.3 million).

          Selling, General and Administrative Expense.  Selling, general and administrative expense was $55.4 million or 43.7% of consolidated net sales for the three months ended June 30, 2003, as compared to $81.1 million or 47.6% of consolidated net sales for the three months ended June 30, 2002. The $25.7 million decrease is primarily due to the Company’s restructuring efforts and reduction in the Company’s discretionary spending.

          Product Development Expense.  Product development expense was $16.6 million or 13.1% of consolidated net sales for the three months ended June 30, 2003 as compared to $30.6 million or 18.0% of consolidated net sales for the three months ended June 30, 2002. The reduced product development expense results from the implementation of cost reduction efforts aimed at aligning costs with the reduced level of revenues.

          Amortization of Intangibles.  Amortization of intangibles was $0.3 million for the three months ended June 30, 2003 as compared to $0.3 million for the three months ended June 30, 2002.

          Restructuring Expense.  Restructuring expense for the three months ended June 30, 2003 was $10.6 million as compared to $6.2 million for the three months ended June 30, 2002, a decrease of $5.6 million. This charge is primarily related to severance and other related costs through the filing date.  (See Note L. Restructuring of Operations to the Company’s Consolidated Financial Statements).

          After the filing, the Company recorded additional restructuring charges of $12.6 million, and classified those expenses as reorganization items in accordance with SOP 90-7. (See Note C. Chapter 11 Related Financial Information to the Company’s Consolidated Financial Statements).

          Interest.   Interest expense, net of interest income, was $8.9 million for the three months ended June 30, 2003 as compared to $22.2 million for the three months ended June 30, 2002. The decrease in net interest expense for the three months ended June 30, 2003 as  compared to the three months ended June 30, 2002, is primarily a result of the suspension of interest as a result of the Chapter 11 Filing and excludes $9.2 million of contractual interest.

          Other income (expense), net.   During the three months ended June 30, 2003, the Company recorded other income of $2.7 million principally related to patent infringement settlements. Other expense of $1.5 million for the three months ended June 30, 2002 was related principally to changes in foreign currencies of $2.5 million which was offset by $1.0 million in patent infringement settlements.

          Reorganization Items.  During the three months ended June 30, 2003, the Company incurred a charge of $21.8 million related to reorganizing the business.  This charge is primarily related to $2.6 million of legal, financial advisory and $0.8 million employee retention fees associated with the implementation and design of restructuring activities as well as $12.6 million of additional restructuring charges, primarily severance since the filing date and $5.8 million of allowed claims for real property lease rejections.  (See Note C. Chapter 11 Related Financial Information to the Company’s Consolidated Financial Statements).

          Taxes.  During the first quarter of fiscal 2004 the Company recorded tax expense of $0.4 million as compared to a tax benefit of $16.9 million for the first quarter of fiscal 2003.  The company was able to record a tax benefit for the three months ended June 30, 2002 because it was projected that the gain on the sale of Airshow would generate sufficient taxable income to offset the taxable losses projected for the year.  A valuation allowance remains in effect on US and certain foreign deferred tax assets.

SEGMENT DISCLOSURE

          The Company measures the performance of its segments by their respective new orders received (“bookings”), net sales and earnings before interest, taxes, and amortization of intangibles and amortization of unearned compensation (“EBITA”), which excludes non-recurring and one-time charges(See Note P. Segment Information to the Company’s Consolidated Financial Statements.)

	Three Months Ended June 30,

	2003	2002

	(amounts in thousands)
Communications test segment
Bookings	$72,281	$119,448
Net Sales	$93,806	$136,212
EBITA	$(8,846)	$(24,874)
Industrial computing and communications segment
Bookings	$21,565	$32,583
Net sales	$27,938	$28,156
EBITA	$1,204	$70
Digital color enhancement systems
Bookings	$5,454	$5,942
Net sales	$5,038	$5,977
EBITA	$1,315	$1,998

          Included in the segment’s EBITA is an allocation of corporate expenses. The information below includes bookings, net sales and EBITA for the Company’s communications test, industrial computing and communications and digital color enhancement systems segments:

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002 – Communications Test

          Bookings for the communications test products decreased 39.5% to $72.3 million for the three months ended June 30, 2003, as compared to $119.5 million for the three months ended June 30, 2002. The decrease is primarily due to the continued economic downturn, the impact of the Filing on customer’s decisions to purchase from the Company and capital spending cutbacks within the telecommunications industry.  The decrease was also attributable to the divestiture of several communication test businesses during fiscal year 2003.

          Sales of communications test products decreased 31.1% to $93.8 million for the three months ended June 30, 2003, as compared to $136.2 million for the three months ended June 30, 2002. The decrease in sales is primarily a result of the downturn in the telecommunications industry and has affected all of the segments’ product lines. The decrease was also attributable to the divestitures of several communication test businesses during fiscal year 2003.

          EBITA for the communications test products improved $16 million to a loss of $8.8 million for the three months ended June 30, 2003, as compared to a loss of $24.9 million for the three months ended June 30, 2002.  The improvement in EBITA resulted from an overall decrease in operating expenses due to the implementation of cost reduction strategies, offset partially by the reduction in sales and erosion of gross profit margins.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002 – Industrial Computing and Communications

          Bookings for the industrial computing and communications products decreased 33.8% to $21.6 million for the three months ended June 30, 2003, as compared to $32.6 million for the three months ended June 30, 2002.   Decreased bookings in the Itronix business was due to a significant European order for its Go Book durable notebook products and associated services during the first quarter of fiscal 2003.

          Net sales of industrial computing and communications products remained flat at $27.9 million for the three months ended June 30, 2003, as compared to $28.2 million for the three months ended June 30, 2002.

          EBITA for the industrial computing and communications segment increased $1.1 million to $1.2 million for the three months ended June 30, 2003, as compared to $0.1 million for the three months ended June 30, 2002. The increase in EBITA resulted primarily from a decrease in operating expenses of $1.7 million, offset by a decrease in gross margin of $0.6 million.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002 – Digital Color Enhancement Systems

          Bookings for digital color enhancement systems (“da Vinci”) decreased 8.2% to $5.5 million for the three months ended June 30, 2003, as compared to $5.9 million for the three months ended June 30, 2002.  The decrease is primarily related to industry cutbacks of advertising budgets, which indirectly drives capital expenditures within post production video houses.

          Net sales of da Vinci decreased 15.7% to $5.0 million for the three months ended June 30, 2003, as compared to $6.0 million for the three months ended June 30, 2002. The decrease in sales was due primarily to lower bookings at the end of fiscal 2003, which resulted in less da Vinci sales during the three months ended June 30, 2003.

          EBITA for da Vinci decreased 34.2% to $1.3 million for the three months ended June 30, 2003, as compared to $2.0 million for the three months ended June 30, 2002.  The decrease in EBITA primarily resulted from a $0.6 million decrease in gross margin which was attributable to the decrease in net sales.

COSTS OF DOING BUSINESS IN CHAPTER 11

          Although it is difficult to measure precisely how Chapter 11 has impacted the Company’s overall financial performance, there are certain added costs that are directly attributable to operating under the Bankruptcy Code. The Company has incurred additional legal, financial and consulting fees as well as added compensation to certain executives for retention purposes that are a direct result of the Filing. Net reorganization expense of $21.8 million for the first quarter of fiscal 2004 includes $2.5 million of legal and financial advisory fees and $.8 million employee retention compensation expense related to the Filing (See Note C. Chapter 11 Related Financial Information to the Company’s Consolidated Financial Statements).

          There are numerous other indirect costs to manage the Company’s Chapter 11 proceedings such as:  management time devoted to Chapter 11 matters, including on going discussions with customers, suppliers and employees; added costs of general business insurance, including directors and officers liability insurance and lost business due to complexities of operating under Chapter 11.

DEBT AND LIQUIDITY

          The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the WWG merger, Cheetah acquisition, the recent and significant operating losses recorded as well as the Company’s on-going operations.  Due to the Filing, the failure to meet debt covenants and the failure to pay interest on March 31, 2003, the Company is in default on substantially all of its debt obligations.  As of June 30, 2003, the Company had $968.3 million of indebtedness, primarily consisting of $689.6 million in borrowings under the Company’s Senior Secured Credit Facility, $89.2 million principal amount of 12% of Senior Secured Convertible Note due 2007 (the “Convertible Notes”), $168.7 million principal amount of 9.75% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), and $20.8 million of other debt obligations.  The working capital account balances of the Company at June 30, 2003 are expected to continue at similar levels for the foreseeable future.  There was $4.2 million in letters of credit outstanding and $161.9 million of borrowings on the Revolving Credit Facility as of June 30, 2003.

          On May 6, 2003, the Company obtained a DIP facility as part of the bankruptcy filing.  The DIP facility provides the Company with up to $30 million in available borrowings.  The available borrowing base is limited to the Company’s cash, eligible trade accounts receivable, inventory and proceeds from asset sales.  The Company has access to the DIP facility only in the event that its cash balance is below $30 million, and it is in compliance with the EBITDA and capital expenditure covenants.  As of June 30, 2003 there was $0 million in borrowings and $0 million in letters of credit outstanding under the DIP facility.

          As of June 30, 2003 the Company had $53.0 million in cash.  After June 30, 2003, the Company depends upon its ability to generate cash flows from operations and sell non-strategic assets to fund operations.  The history of operating losses, the Company’s recent Filing and its impact on operations, the continued downturn in the communications test market, the costs of professional services in the Chapter 11 cases and the costs of restructuring, all raise substantial doubt about the Company’s liquidity.  The Company has made significant cost reductions during fiscal 2003 and 2002 and has identified the need for further reductions in light of the continued downturn in the marketplace.  However, the costs associated with the implementation of these reductions, combined with the cost of the Filing and on-going operations are substantial.  In the event that cash flow from operations or the sale of non-strategic assets is insufficient to fund these costs, the Company may have to access all or a portion of the $30 million DIP facility.

          Upon the successful sale of certain non-core assets of the Company, an additional amount the DIP facility would become available to the Debtors.  In the event the Company is not successful in selling certain non-core assets, the Debtors would not have full access to the $30 million facility.  It is unlikely that the Company would have access to alternative financing sources, which could result in the Company being unable to fund ongoing operations.  In such event, the Company could face liquidation, which could result in the Company’s creditors receiving substantially less than they would be entitled to receive under the Company’s proposal plan or reorganization.

CAPITAL RESOURCES

          Cash Flows.  The Company’s cash and cash equivalents decreased $4.6 million to $53.0 million during the three months ended June 30, 2003.

          Working Capital.  For the three months ended June 30, 2003, the Company’s net working capital decreased as its operating assets and liabilities provided $27.7 million of cash.  Trade accounts receivable decreased, creating a source of cash of $12.0 million, primarily due to the decrease in sales during the fourth quarter of fiscal 2003 as compared to the same period in 2002 as well as reduction in days sales outstanding due to more effective collections.  Inventory levels decreased by $8.5 million, due in part to the efforts to control costs and maintain inventory levels in line with expected sales.  Other current assets increased, creating a use of cash of $2.8 million.  Accounts payable decreased $1.8 million as a result of a reduced level of purchases in the fourth quarter of fiscal 2003, as compared to the same period a year ago.

          Investing Activities.  Investing activities used $1.1 million of cash for the three months ended June 30, 2003, for purchases of property, plant and equipment.

          Debt and Equity.  The Company’s financing activities provided $3.4 million in cash during the three months ended June 30, 2003, consisting of $4.8 million of new borrowings under the Revolving Credit Facility reflecting letter of credit drawings, $0.6 million of new bank overdrafts, partially offset by a $2.0 million repayment of term loan and other foreign debt.  As of June 30, 2003, the Debtors have $0 borrowings and $0 letters of credit outstanding under the DIP facility.

FUTURE FINANCING SOURCES AND CASH FLOWS

          As of June 30, 2003, the Company was in default and cross default on substantially all of its existing debt obligations as a result of the Filing and its failure to meet debt covenants and failure to pay interest on the Senior Secured Credit Facility.  As a result, the Company did not have access to any of the additional availability under its Revolving Credit Facility.

          As a result of the default on the pre-Filing debt, the Company obtained a DIP facility to provide for any near term financing requirements while in Bankruptcy.  The Company has access to the DIP facility only in the event its cash balance falls below $30 million and it is in compliance with the EBITDA and capital expenditures covenants.

NEW PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 is an interpretation of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” (“ARB 51”).  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entities.  The Company does not have any variable interest entities and therefore does not expect the application of FIN 46 to have an impact on its financial position and results of operations.

          In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The company is currently evaluating the impact of SFAS No. 149.

          In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”(“SFAS No. 150”).  This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003.  The Company does not expect its adoption of SFAS No. 150 in fiscal 2004 to have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2003 Form 10-K.

Item 4.   Controls and Procedures

          Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.    Legal Proceedings

On May 6, 2003, the Company and its seven domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 03-12836 (BRL) through 03-12843 (BRL)).  The Company continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code.  The Company’s Chapter 11 cases are discussed in greater detail in Note B. Voluntary Bankruptcy Filing to the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voluntary Bankruptcy Filing.

On April 16, 2003, Sik-Lin Huang commenced class action litigation, in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors alleging that the Company and certain of its officers and directors committed certain securities law violations.  The plaintiff seeks compensatory damages and payment of legal and expert fees incurred.  The Company is a party to several other pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes that the final outcome should not have a material adverse effect on the Company’s operations or financial position.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

Substantially all of the Debtors’ pre-petition debt is in default due to the Filing, the failure to meet debt covenants and failure to pay interest on the Senior Secured Credit Facility on March 31, 2003.  As of June 30, 2003, $947.4 million of debt was in default or cross-default and $18.5 million in interest was in arrears.  All pre-petition debt of the Debtors has been reclassified as liabilities subject to compromise in the consolidated condensed balance sheets at June 30, 2003.  See Part I, Item 1. Financial Statements - Note C. – Chapter 11 Related Financial Information and Note J. – Debt

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)         Exhibits

10.1       Key Employee Retention Plan.

10.2       Revolving Credit Agreement, dated as of May 5, 2003, among Acterna LLC and each of its subsidiaries named therein, the lenders thereto, and  JP Morgan Chase Bank, as lenders’ agent, as approved by the final order of the United States Bankruptcy Court for the Southern District of New York on June 19, 2003.

31.1       Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Chief Financial Officer r required by Rule 13a-15(e) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

On April 7, 2003, the Company field a Report on Form 8-K, dated March 31, 2003, related to the Company’s failure to make certain interest payments with respect to the Company’s senior debt obligations.

On May 8, 2003, the Company filed a Report on Form 8-K, dated May 6, 2003, related to the Company’s filing of its voluntary petition for bankruptcy protection.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTERNA CORPORATION

/s/ John R. Peeler
Date August 14, 2003
John R. Peeler President and Chief Executive Officer
Date August 14, 2003
/s/ Grant A. Barber

Grant A. Barber Corporate Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.

10.1	Key Employee Retention and Severance Plan
10.2

Revolving Credit Agreement, dated as of May 5, 2003, among Acterna LLC and each of its subsidiaries named therein, the lenders thereto, and  JP Morgan Chase Bank, as lenders’ agent, as approved by the final order of the United States Bankruptcy Court for the Southern District of New York on June 19, 2003.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer p required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.